Form 10-Q
period 1995-09-30
EXECUTIVE TELECARD LTD
filed 1995-11-13
CIK 842807

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



  For the Quarter Ended                                Commission File Number
   SEPTEMBER 30, 1995                                         1-10210
-------------------------                            ---------------------------

                           EXECUTIVE TELECARD, LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                  13-3486421
   ----------------------------------    --------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation of organization)

                      8 AVENUE C, NANUET, NEW YORK  10954
                      -----------------------------------
             (Address of principle executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (914) 627-2060

________________________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  X       No______
                              -------


The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1995 is 14,406,374 shares, all of one class of $.001 par value Common Stock.

                           EXECUTIVE TELECARD, LTD.
                                    PART I
                             FINANCIAL INFORMATION
                       QUARTER ENDED SEPTEMBER 30, 1995

                                    GENERAL



The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the period indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K for the year ended March 31, 1995, filed with the Securities and Exchange Commission.

The results of operations for the quarter ending September 30, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE


a. Registrant's Form S-1 Registration Statements and Exhibit Book under file #33-25572, as effective March 17, 1989, are incorporated by reference.

b. Forms 10-K for the fiscal years ended March 31, 1993, March 31, 1994 and March 31, 1995, are incorporated by reference.

                           EXECUTIVE TELECARD, LTD.
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I    FINANCIAL INFORMATION

          Item 1 -     Consolidated Financial Statements

                       Consolidated Balance Sheets as of
                       September 30, 1995 and March 31, 1995     4-5

                       Consolidated Statements of Operations
                       for the three months ended September
                       30, 1995 and 1994                           6

                       Consolidated Statements of Operations
                       for the six months ended September 30,
                       1995 and 1994                               7

                       Consolidated Statements of Cash Flows
                       for the three months ended September
                       30, 1995 and 1994                           8

                       Consolidated Statements of Cash Flows
                       for the six months ended September 30,
                       1995 and 1994                               9

                       Notes to Consolidated Financial
                       Statements                              10-12

          Item 2 -     Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                              13-14

PART II   OTHER INFORMATION

          Item 1 -     Legal Proceedings                          15
          Item 2 -     Changes in Securities                      15
          Item 3 -     Defaults Upon Senior Securities            15
          Item 4 -     Submission of Matters to a Vote of
                       Security Holders                           15
          Item 5 -     Other Information                          15
          Item 6 -     Exhibits and Reports on Form 8-K           15

SIGNATURES                                                        16

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                  AS OF SEPTEMBER 30, 1995 AND MARCH 31, 1995
                  -------------------------------------------

                                    ASSETS
                                    ------


                                              September 30,        March 31,
                                                  1995               1995
                                              ------------      -----------
                                               (Unaudited)         (Note 1)

CURRENT:
--------

Cash and cash equivalents                     $  2,225,354      $  1,734,232

Accounts receivable less allowance for
doubtful accounts of $490,000 and
$346,000                                         5,026,163         3,777,984

Other current assets                               210,448           343,337
                                             -------------     -------------
Total current assets
                                                 7,461,965         5,855,553

PROPERTY AND EQUIPMENT - net
                                                 6,730,567         6,357,575
OTHER:

Intangible assets - net
                                                   260,007           314,506
Advances for equipment purchases
                                                   253,525           109,132
Deposits
                                                   244,877           278,229
Other assets
                                                    90,208            28,049
Total other assets                           -------------     -------------

TOTAL ASSETS                                       848,617           729,916
                                             -------------     -------------

                                              $ 15,041,149      $ 12,943,044
                                             =============     =============



See Notes to Consolidated Financial Satements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                  AS OF SEPTEMBER 30, 1995 AND MARCH 31, 1995
                  -------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                           September 30,           March 31,
                                               1995                  1995
                                          -------------       --------------
                                           (Unaudited)             (Note 1)

CURRENT:
--------

Note payable                               $  1,000,000         $

Accounts payable                              2,328,325           1,629,680

Accrued expenses                              5,189,888           6,006,314

Customer deposits                               336,856             349,385

Unearned income                                 229,888             220,103

Current maturities of long-term debt            136,996             146,037
                                           ------------        ------------

Total current liabilities                     9,221,953           8,351,519
                                           ------------        ------------

LONG-TERM DEBT, less current maturities         610,382             671,774
                                           ------------        ------------

Total liabilities                             9,832,335           9,023,293
                                           ------------        ------------
STOCKHOLDERS' EQUITY:

Common stock - $.001 par value; 20,000,000
 shares authorized, 14,406,374 and
 14,279,962 shares outstanding                   14,406              14,280

Additional paid-in capital                   15,895,770          15,558,045

Accumulated deficit                         (10,681,410)        (11,813,048)

Accumulated translation adjustment              (19,952)            160,474
                                           ------------        ------------

Total stockholders' equity                    5,208,814           3,919,751
                                           ------------        ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 15,041,149        $ 12,943,044
                                           ============        ============

See Notes to Consolidated Financial Statements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                ----------------------------------------------
                                  (UNAUDITED)


                                       Three Months          Three Months
                                          Ended                 Ended
                                    September 30, 1995    September 30, 1994
                                    ------------------    ------------------
                                                               (Note 1)

NET REVENUE                              $7,674,396            $5,907,954

COST OF REVENUE                           4,791,519             3,985,594
                                         ----------            ----------

GROSS PROFIT                              2,882,877             1,922,360

COSTS AND EXPENSES:
-------------------

 Selling, general and administrative      1,820,427             1,552,298

 Depreciation and amortization              382,055               283,947
                                         ----------            ----------

Total costs and expenses                  2,202,482             1,836,245
                                         ----------            ----------

Income from operations                      680,395                86,115
                                         ----------            ----------
OTHER INCOME (EXPENSE):
-----------------------

   Interest income                              365                   103

   Interest expense                         (43,346)               (9,067)

   Foreign currency transaction loss        (13,517)             (100,580)
                                         ----------            ----------

Total other expense                         (56,498)             (109,544)
                                         ----------            ----------

Income (loss) before provision for
 income taxes                               623,897               (23,429)

Provision for income taxes                   64,000                26,028
                                         ----------            ----------

NET INCOME (LOSS)                        $  559,897            $  (49,457)
                                         ==========            ==========

NET INCOME (LOSS) PER SHARE              $      .04            $     (.00)
                                         ==========            ==========
WEIGHTED AVERAGE NUMBER OF SHARES AND
SHARE EQUIVALENTS OUTSTANDING            14,358,522            14,254,536
                                         ==========            ==========


See Notes to Consolidated Financial Statements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 --------------------------------------------
                                  (UNAUDITED)


                                            Six Months            Six Months
                                              Ended                  Ended
                                        September 30, 1995    September 30, 1994
                                        ------------------    ------------------
                                                                    (Note 1)


NET REVENUE                                $ 14,671,195          $ 10,933,113


COST OF REVENUE                               9,422,252             7,780,469
                                           ------------          ------------
GROSS PROFIT                                  5,248,943             3,152,644

COSTS AND EXPENSES:
-------------------

 Selling, general and administrative          3,442,267             2,908,133

 Depreciation and amortization                  751,232               539,599
                                           ------------          ------------

Total costs and expenses                      4,193,499             3,447,732
                                           ------------          ------------

Income (loss) from operations                 1,055,444              (295,088)
                                           ------------          ------------
OTHER INCOME (EXPENSE):
-----------------------

 Interest income                                    388                 5,927

 Interest expense                               (85,640)              (23,958)

 Foreign currency transaction loss              (60,554)             (133,851)

 Other income                                   350,000
                                           ------------          ------------

Total other income (expense)                    204,194              (151,882)
                                           ------------          ------------
Income (loss) before provision for
 income taxes                                 1,259,638              (446,970)

Provision for income taxes                      128,000                45,198
                                           ------------          ------------
NET INCOME (LOSS)                          $  1,131,638          $   (492,168)
                                           ============          ============
NET INCOME (LOSS) PER SHARE                $        .08          $       (.03)
                                           ============          ============

WEIGHTED AVERAGE NUMBER OF SHARES AND
SHARE EQUIVALENTS OUTSTANDING                14,325,347            14,231,964
                                           ============          ============

See Notes to Consolidated Financial Statements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                ----------------------------------------------
                                  (UNAUDITED)


                                                          Three Months        Three Months
                                                             Ended               Ended
                                                       September 30, 1995  September 30, 1994
                                                       ------------------  ------------------
                                                                                (Note 1)
OPERATING ACTIVITIES:
---------------------
Net income (loss)                                           $   559,897          $   (49,457)

Adjustments to reconcile net income (loss)
to net cash flows provided by operating
activities:
 Depreciation and amortization                                  382,055              283,947
 Provision for bad debts                                         63,073               41,999
 Changes in operating assets and liabilities:
   Accounts receivable                                         (487,240)            (290,860)
   Other assets                                                  86,793              (17,860)
   Accounts payable                                            (110,817)             (28,557)
   Accrued expenses                                             361,686            1,110,618
   Other liabilities                                             (6,306)               9,209
                                                            -----------          -----------
Cash provided by operating activities                           849,141            1,059,039

INVESTING ACTIVITIES:
---------------------
Acquisitions of property and equipment                         (637,585)            (431,851)
Other assets                                                   (232,226)              (1,513)
                                                            -----------          -----------
Cash used in investing activities                              (869,811)            (433,364)

FINANCING ACTIVITIES:
---------------------
Principal payments on long-term debt                            (28,035)             (28,154)
Issuance of capital stock                                       337,851               10,014
                                                            -----------          -----------
Cash provided by (used in) financing activities                 309,816              (18,140)

Effect of exchange rate changes on cash                         (25,512)            (236,805)
                                                            -----------          -----------
Net increase in cash and cash equivalents                       263,634              370,730

CASH AND CASH EQUIVALENTS - beginning of period               1,961,720            1,651,502
                                                            -----------          -----------

CASH AND CASH EQUIVALENTS - end of period                   $ 2,225,354          $ 2,022,232
                                                            ===========          ===========

See Notes to Consolidated Financial Statements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                 SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 --------------------------------------------
                                  (UNAUDITED)

                                                            Six Months              Six Months
                                                              Ended                   Ended
                                                        September 30, 1995      September 30, 1994
                                                        ------------------      ------------------
                                                                                     (Note 1)

OPERATING ACTIVITIES:
---------------------
Net income (loss)                                            $  1,131,638            $   (492,168)

Adjustments to reconcile net income (loss) to
net cash flows provided by operating activities:
 Depreciation and amortization                                    751,232                 539,599
 Provision for bad debts                                          148,590                 111,701
 Changes in operating assets and liabilities:
   Accounts receivable                                         (1,392,430)               (995,983)
   Other assets                                                   132,889                   8,257
   Accounts payable                                               698,645                 301,766
   Accrued expenses                                              (816,426)              1,480,923
   Other liabilities                                               (2,744)                 (3,698)
                                                             ------------            ------------
Cash provided by operating activities                             651,394                 950,397

INVESTING ACTIVITIES:
---------------------
Acquisitions of property and equipment                         (1,071,640)             (1,207,675)
Other assets                                                     (175,624)                 15,636
                                                             ------------            ------------

Cash used in investing activities                              (1,247,264)             (1,192,039)

FINANCING ACTIVITIES:
---------------------
Principal payments on long-term debt                              (70,433)                (53,005)
Proceeds from note payable                                      1,000,000
Issuance of common stock                                          337,851                 448,001
                                                             ------------            ------------
Cash provided by financing activities                           1,267,418                 394,996

Effect of exchange rate changes on cash                          (180,426)                387,447
                                                             ------------            ------------
Net increase in cash and cash equivalents                         491,122                 540,801

CASH AND CASH EQUIVALENTS - beginning of period                 1,734,232               1,481,431
                                                             ------------            ------------

CASH AND CASH EQUIVALENTS - end of period                    $  2,225,354            $  2,022,232
                                                             ============            ============


See Notes to Consolidated Financial Statements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1995
                              ------------------


NOTE 1 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1995.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         The consolidated financial statements are presented in United States Dollars, which is the reporting currency of the Company as of April 1, 1995. Prior to April 1, 1995, the Company's reporting currency was Swiss Francs. For purposes of comparing the financial information for the period ended September 30, 1995 to the fiscal year ended March 31, 1995 and to the quarter and six months ended September 30, 1994, the information previously reported has been converted to United States dollars in accordance with FASB 52. The functional currency for the company's foreign operations is the applicable local currency. Currency gains and losses arising from transactions occurring during the period are recorded when the transaction occurs at the then current exchange rate and are included in the operating statements of the Company. The translation of the applicable foreign currency into United States Dollars is computed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are included in stockholders' equity.

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1995
                              ------------------


NOTE 1 - BASIS OF PRESENTATION (Continued)
--------------------------------------------------------------------------------

         Management has determined that certain costs are more properly reflected as a cost of revenue and, therefore, has reflected these costs in cost of revenue for the three and six month periods ended September 30,1995. To conform to the current year's presentation, these costs have been reclassified from selling, general and administrative expense to cost of revenue for the three and six month periods ended September 30, 1994.

         Effective March 31, 1995, the Company acquired substantially all of the assets of Residual Corporation ("Residual"). The assets consisted primarily of all of Residual's operating subsidiaries. In connection with the acquisition, agreement was reached to terminate the management agreement between the Company and Residual. In consideration for the transaction, the Company issued 697,828 restricted shares of its common stock to Residual and also transferred approximately $12,722,000 of debt obligations payable by Residual to the Company. As a result of the termination of the management agreement and considering the nature of the relationship between the Company and Residual, the transaction is considered to be an exchange between enterprises under common control and accordingly, it has been accounted for at historical cost in a manner similar to that in pooling-of-interests accounting with the accompanying financial statements presented to include the accounts and operations of the acquired companies as though the acquisition had occurred as of April 1, 1994.

NOTE 2 - NET INCOME (LOSS) PER SHARE
--------------------------------------------------------------------------------

         Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period. Warrants and options outstanding to purchase common stock are included as common stock equivalents when dilutive.

NOTE 3 - RELATED PARTY TRANSACTION
--------------------------------------------------------------------------------

         During April 1995, an agreement between the Company and a corporate stockholder was finalized to resolve certain claims and potential claims between the two parties. The claims arose out of negotiated transactions whereby sales of the Company's restricted stock had occurred at prices at or below the quoted market price. Under the agreement, the corporate stockholder granted the Company an irrevocable proxy to vote all of the shares beneficially owned or controlled by the stockholder in favor of the director nominees proposed by the Board, to pay the Company the sum of $350,000 and not to compete with nor solicit Company employees for a period of three years. The sum of $350,000

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1995
                              ------------------


NOTE 3 - RELATED PARTY TRANSACTION (Continued)
--------------------------------------------------------------------------------
         has been included in other income for the six months ended September 30, 1995.

NOTE 4 - NOTE PAYABLE
--------------------------------------------------------------------------------

         In April 1995, the Company borrowed $1,000,000 from a foreign corporation. The note is payable in April 1996 and carries an interest rate of 12% per annum. In connection with this transaction, the Company issued warrants to purchase 82,500 shares at a price of $6.36 per share. As of September 30, 1995, such warrants have not been exercised.

NOTE 5 - COMMON STOCK
--------------------------------------------------------------------------------

         On June 30, 1995, the Board of Directors authorized a stock split, effected in the form of a ten percent (10%) stock dividend, which was distributed on August 25, 1995 to shareholders of record on August 10, 1995. All references to common share and per share amounts in the accompanying financial statements have been adjusted to reflect the effect of this stock dividend.







(Balance of page intentionally left blank)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


                           EXECUTIVE TELECARD, LTD.
                           ------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------
         Net revenue increased by 34% to $14,671,195 for the six months ended September 30, 1995 as compared to $10,933,113 for the comparable period last year. For the three months then ended, net revenue increased by 30% to $7,674,396 from $5,907,954 reported for the comparable period last year. This continued growth resulted primarily from volume increases in usage of the Company's calling service by existing customers as well as the addition of customers reflecting new agreements signed.

         Cost of revenue for the six months ended September 30, 1995 was $9,422,252, an increase of 21% over the prior period amount of $7,780,469. For the three months ended September 30, 1995, cost of revenue was $4,791,519, an increase of 20% over $3,985,594 reported for the comparable period last year. These costs represent charges directly attributable to increases in intra/intercountry calling services. As a percentage of revenue, these costs decreased 7% from 71% for the six months ended September 30, 1994 to 64% for the current period. For the three months ended September 30, 1995, these costs were 62% compared to 67% for the prior period, a decrease of 5%. This reduction in costs primarily reflects general rate decreases and volume discounts offered by domestic and foreign telephone carriers based upon the continued increase in volume of traffic generated over their networks.

         Selling, general and administrative expenses increased by $534,134 to $3,442,267 during the six months ended September 30, 1995 from $2,908,133 for the comparable period last year. For the three months ended September 30, 1995, selling, general and administrative expenses were $1,820,427, an increase of $268,129 over $1,552,298 reported for the comparable period last year. These increases are due primarily to increased general, administrative and technical personnel costs. As a percentage of revenue, selling, general and administrative expenses decreased from 27% to 24% for the six months and from 26% to 24% for the three months ended September 30, 1995 as compared to the same periods last year.

         Depreciation and amortization for the six months ended September 30, 1995 increased by $211,633 to $751,232 as compared to $539,599 for the same period last year. For the three months ended September 30, 1995, depreciation and amortization increased $98,108 to $382,055 compared to $283,947 for the prior period. This increase primarily relates to equipment placed in service during the past twelve months.

                            EXECUTIVE TELECARD, LTD.
                            ------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------------------
         Liquidity and Capital Resources
         -------------------------------
         During the quarter ended September 30, 1995, cash and cash equivalents increased $263,634 to $2,225,354. The increase in cash and cash equivalents consisted of the following components: (i) net cash flows provided by operating activities in the amount of $849,141, resulting primarily from net income for the quarter of $559,897, an increase in accrued expenses of $361,686 offset by an increase in accounts receivable of $487,240 and a reduction in accounts payable of $110,817;
         (ii) net cash flows used in investing activities in the amount of $869,811, which primarily related to acquisitions of property and equipment; (iii) cash flows provided by financing activities of $309,816 relating to the issuance of common stock which was partially offset by principal payments on long term debt of $28,035; and (iv) the effect of exchange rate changes on cash which served to decrease cash and cash equivalents by $25,512.

         The substantial costs incurred in the proxy contest during the year ended March 31, 1995 have materially and adversely affected the working capital of the Company. The Company believes, however, that it has adequate internal resources and access to external resources that are sufficient to finance its operating needs for the next twelve months, including CAVIAR network expansion and modernization, payment of indebtedness and planned marketing activities. The Company may be required to raise additional capital through the incurring of additional debt or placement of additional equity securities in order to effectively fund its business needs through the next twelve (12) months. There can be no assurance that the Company will be successful in its efforts to raise such additional capital.








                  (Balance of page intentionally left blank)

                            EXECUTIVE TELECARD, LTD
                                    PART II
                               OTHER INFORMATION
                       QUARTER ENDED SEPTEMBER 30, 1995


ITEM 1    LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

          There have been no material developments concerning legal proceedings in which the Company is involved since the filing on August 21, 1995 of the Company's Form 10-K for the fiscal year 1995.

ITEM 2    CHANGE IN SECURITIES
--------------------------------------------------------------------------------
          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------
          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
          None

ITEM 5    OTHER INFORMATION
--------------------------------------------------------------------------------
          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
          None

                           EXECUTIVE TELECARD, LTD.
                                  SIGNATURES



Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                    EXECUTIVE TELECARD, LTD.
                                       (Registrant)



Date:  November 13, 1995            By         /S/
                                       -----------------------------------
                                         Timothy A. Peach
                                         Controller, Chief Accounting Officer