Form 10-Q
period 1995-12-31
EXECUTIVE TELECARD LTD
filed 1996-02-14
CIK 842807

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



 For the Quarter Ended                                 Commission File Number
   DECEMBER 31, 1995                                           1-10210
-----------------------                                ----------------------

                            EXECUTIVE TELECARD, LTD.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                   13-3486421
------------------------------------      --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation of organization)

                     8 AVENUE C,  NANUET, NEW YORK   10954
                     -------------------------------------
            (Address of principle executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (914) 627-2060


-----------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X         No
                                -------        -------


The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1996 is 14,406,374 shares, all of one class of $.001 par value Common Stock.

                            EXECUTIVE TELECARD, LTD.
                                     PART I
                             FINANCIAL INFORMATION
                        QUARTER ENDED DECEMBER 31, 1995

                                    GENERAL



The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of management, the interim financial statements reflect fairly the financial position and results of operations for the period indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K for the year ended March 31, 1995, filed with the Securities and Exchange Commission.

The results of operations for the quarter ending December 31, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE


a. Registrant's Form S-1 Registration Statements and Exhibit Book under file #33-25572, as effective March 17, 1989, are incorporated by reference.

b. Forms 10-K for the fiscal years ended March 31, 1993, March 31, 1994 and March 31, 1995, are incorporated by reference.

                            EXECUTIVE TELECARD, LTD.
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I   FINANCIAL INFORMATION

         Item 1 -   Consolidated Financial Statements

                    Consolidated Balance Sheets as of December 31,
                     1995 and March 31, 1995                            4-5

                    Consolidated Statements of Operations for
                     the three months ended December 31, 1995 and 1994    6

                    Consolidated Statements of Operations for
                     the nine months ended December 31, 1995 and 1994     7

                    Consolidated Statements of Cash Flows for
                     the three months ended December 31, 1995 and 1994    8

                    Consolidated Statements of Cash Flows for
                    the nine months ended December 31, 1995 and 1994      9

                    Notes to Consolidated Financial Statements        10-12


         Item 2 -   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     13-14

PART II  OTHER INFORMATION
         Item 1 -   Legal Proceedings                                 15-16

         Item 2 -   Changes in Securities                                16

         Item 3 -   Defaults Upon Senior Securities                      16

         Item 4 -   Submission of Matters to a Vote of Security
                    Holders                                              16

         Item 5 -   Other Information                                    16

         Item 6 -   Exhibits and Reports on Form 8-K                     16

SIGNATURES                                                               17


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                            EXECUTIVE TELECARD, LTD.
                            ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   AS OF DECEMBER 31, 1995 AND MARCH 31, 1995
                   ------------------------------------------

                                     ASSETS
                                     ------


                                                   December 31,      March 31,
                                                       1995            1995
                                                   ------------      ---------
                                                    (Unaudited)       (Note 1)

CURRENT:
--------

Cash and cash equivalents                          $ 1,248,375      $ 1,734,232

Accounts receivable less allowance for
doubtful accounts of $312,295 and
$346,000                                             5,453,810        3,777,984

Other current assets                                   355,085          343,337
                                                   -----------      -----------

Total current assets                                 7,057,270        5,855,553


PROPERTY AND EQUIPMENT - net                         7,868,150        6,357,575

OTHER:

Intangible assets - net                                241,190          314,506

Advances for equipment purchases                         -              109,132

Deposits                                               253,070          278,229

Other assets                                            50,000           28,049
                                                   -----------      -----------

Total other assets                                     544,260          729,916
                                                   -----------      -----------

TOTAL ASSETS                                       $15,469,680      $12,943,044
                                                   ===========      ===========


See Notes to Consolidated Financial Statements

                            EXECUTIVE TELECARD, LTD.
                            ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   AS OF DECEMBER 31, 1995 AND MARCH 31, 1995
                   ------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 December 31,      March 31,
                                                    1995             1995
                                                 -----------       --------
                                                 (Unaudited)       (Note 1)

CURRENT:
--------

Note payable                                      $ 1,000,000    $          -

Accounts payable                                    2,653,028       1,629,680

Accrued expenses                                    4,540,997       6,006,314

Customer deposits                                     319,904         349,385

Unearned income                                       181,068         220,103

Current maturities of long-term debt                  137,223         146,037
                                                  -----------    ------------

Total current liabilities                           8,832,220       8,351,519
                                                  -----------    ------------

LONG-TERM DEBT, less current maturities               575,978         671,774
                                                  -----------    ------------

Total liabilities                                   9,408,198       9,023,293
                                                  -----------    ------------

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value; 20,000,000
 shares authorized, 14,406,374 and 14,279,962
 shares outstanding                                    14,406          14,280

Additional paid-in capital                         15,895,770      15,558,045

Accumulated deficit                                (9,873,217)    (11,813,048)

Accumulated translation adjustment                     24,523         160,474
                                                  -----------    ------------
Total stockholders' equity
                                                    6,061,482       3,919,751
                                                  -----------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $15,469,680    $ 12,943,044
                                                  ===========    ============

See Notes to Consolidated Financial Statements

                            EXECUTIVE TELECARD, LTD.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                 ---------------------------------------------
                                  (UNAUDITED)

                                                Three Months         Three Months
                                                   Ended                 Ended
                                              December 31, 1995    December 31, 1994
                                              -----------------    -----------------
                                                                       (Note 1)
NET REVENUE                                       $8,117,676          $ 6,083,944

COST OF REVENUE                                    4,821,847            3,778,170
                                                  ----------          -----------

GROSS PROFIT                                       3,295,829            2,305,774
                                                  ----------          -----------

COSTS AND EXPENSES:
-------------------

    Selling, general and administrative            1,965,650            1,825,488

    Depreciation and amortization                    402,653              290,111
                                                  ----------          -----------

Total costs and expenses                           2,368,303            2,115,599
                                                  ----------          -----------

Income from operations                               927,526              190,175
                                                  ----------          -----------

OTHER INCOME (EXPENSE):
----------------------

Interest income                                          574               12,765
Interest expense                                     (46,574)             (23,597)
Foreign currency transaction gain (loss)              13,668              (56,493)
Proxy contest expense                                      -           (1,458,554)
                                                  ----------          -----------

Total other expense                                  (32,332)          (1,525,879)
                                                  ----------          -----------

Income (loss) before provision for income taxes      895,194           (1,335,704)

Provision (benefit) for income taxes                  87,000             ( 45,198)
                                                  ----------          -----------

NET INCOME (LOSS)                                 $  808,194          $(1,290,506)
                                                  ==========          ============

NET INCOME (LOSS) PER SHARE                       $      .06          $     (0.09)
                                                  ==========          ===========


WEIGHTED AVERAGE NUMBER OF SHARES AND
SHARE EQUIVALENTS OUTSTANDING                     14,406,374           14,127,934
                                                  ==========           ==========


See Notes to Consolidated Financial Statements

                            EXECUTIVE TELECARD, LTD.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                  NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                  --------------------------------------------
                                  (UNAUDITED)

                                                        Nine Months          Nine Months
                                                           Ended                Ended
                                                     December 31, 1995    December 31, 1994
                                                     -----------------    -----------------
                                                                              (Note 1)

NET REVENUE                                             $22,788,871          $17,017,057

COST OF REVENUE                                          14,244,099           11,558,640
                                                        -----------          -----------

GROSS PROFIT                                              8,544,772            5,458,417
                                                        -----------          -----------
COSTS AND EXPENSES:
-------------------

 Selling, general and administrative                      5,407,917            4,733,621

 Depreciation and amortization                            1,153,885              829,710
                                                        -----------          -----------

Total costs and expenses                                  6,561,802            5,563,331
                                                        -----------          -----------

Income (loss) from operations                             1,982,970             (104,914)
                                                        -----------          -----------
OTHER INCOME (EXPENSE):
-----------------------

Interest income                                                 962               18,692
Interest expense                                           (132,214)             (47,555)
Foreign currency transaction loss                           (46,886)            (190,344)
Proxy contest expense                                             -           (1,458,554)
Other income                                                350,000                    -
                                                        -----------          -----------

Total other income (expense)                                171,862           (1,677,761)
                                                        -----------          -----------

Income (loss) before provision for income taxes           2,154,832           (1,782,675)

Provision for income taxes                                  215,000                    -
                                                        -----------          -----------

NET INCOME (LOSS)                                       $ 1,939,832          $(1,782,675)
                                                        ===========          ===========

NET INCOME (LOSS) PER SHARE                             $       .14          $     (0.13)
                                                        ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES AND
SHARE EQUIVALENTS OUTSTANDING                            14,352,454           14,198,084
                                                        ===========          ===========

See Notes to Consolidated Financial Statements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                 ---------------------------------------------
                                  (UNAUDITED)

                                                         Three Months            Three Months
                                                             Ended                   Ended
                                                       December 31, 1995       December 31, 1994
                                                       -----------------       -----------------
                                                                                   (Note 1)
OPERATING ACTIVITIES:
---------------------
Net income (loss)                                        $   808,194             $(1,290,506)

Adjustments to reconcile net income (loss) to
 net cash flows provided by operating activities:
  Depreciation and amortization                              402,653                290,111
  Provision for bad debts                                     24,436                 54,182
  Changes in operating assets and liabilities:
    Accounts receivable                                     (452,084)                (70,409)
    Other assets                                            (144,637)                (90,709)
    Accounts payable                                         324,703                 542,815
    Accrued expenses                                        (648,891)                (72,693)
    Other liabilities                                        (65,772)                 (4,855)
                                                         -----------             -----------

Cash provided (used) by operating activities                 248,602                (642,064)

INVESTING ACTIVITIES:
---------------------
Acquisitions of property and equipment                    (1,521,418)               (541,094)
Other assets                                                 299,320                  95,162
                                                         -----------             -----------

Cash used in investing activities                         (1,222,098)               (445,932)

FINANCING ACTIVITIES:
---------------------
Principal payments on long-term debt                         (34,177)                164,128
Issuance of common stock                                         -                   133,878
                                                         -----------             -----------

Cash provided by (used in) financing activities              (34,177)                278,006

Effect of exchange rate changes on cash                       30,694                 (56,493)
                                                         -----------             -----------

Net decrease in cash and cash equivalents                   (976,979)               (866,483)

CASH AND CASH EQUIVALENTS - beginning of period            2,225,354               2,022,232
                                                         -----------             -----------

CASH AND CASH EQUIVALENTS - end of period                $ 1,248,375             $ 1,155,749
                                                         ===========             ===========

See Notes to Consolidated Financial Statements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                 NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                 --------------------------------------------
                                  (UNAUDITED)

                                                          Nine Months             Nine Months
                                                             Ended                   Ended
                                                       December 31, 1995       December 31, 1994
                                                       -----------------       -----------------
                                                                                   (Note 1)
OPERATING ACTIVITIES:
---------------------
Net income (loss)                                        $ 1,939,832             $(1,782,675)

Adjustments to reconcile net income (loss) to
 net cash flows provided by operating activities:
  Depreciation and amortization                            1,153,885                829,710
  Provision for bad debts                                    177,141                156,370
  Changes in operating assets and liabilities:
    Accounts receivable                                   (1,852,967)             (1,056,879)
    Other assets                                             (11,748)                (82,452)
    Accounts payable                                       1,023,348                 881,380
    Accrued expenses                                      (1,465,317)              1,408,230
    Other liabilities                                        (68,518)                 (8,553)
                                                         -----------             -----------

Cash provided by operating activities                        895,656                 345,131

INVESTING ACTIVITIES:
---------------------
Acquisitions of property and equipment                    (2,591,143)             (1,748,769)
Other assets                                                 112,340                 110,798
                                                         -----------             -----------

Cash used in investing activities                         (2,478,803)             (1,637,971)

FINANCING ACTIVITIES:
---------------------
Principal payments on long-term debt                        (104,610)                120,761
Proceeds from note payable                                 1,000,000
Issuance of common stock                                     337,851                 561,879
                                                         -----------             -----------

Cash provided by financing activities                      1,233,241                 682,640

Effect of exchange rate changes on cash                     (135,951)                284,518
                                                         -----------             -----------

Net decrease in cash and cash equivalents                   (485,857)               (325,682)

CASH AND CASH EQUIVALENTS - beginning of period            1,734,232               1,481,431
                                                         -----------             -----------

CASH AND CASH EQUIVALENTS - end of period                $ 1,248,375             $ 1,155,749
                                                         ===========             ===========


See Notes to Consolidated Financial Statements

                           EXECUTIVE TELECARD, LTD.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               DECEMBER 31, 1995
                               -----------------


NOTE 1 - BASIS OF PRESENTATION
-----------------------------------------------------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1995.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         The consolidated financial statements are presented in United States Dollars, which is the reporting currency of the Company as of April 1, 1995. Prior to April 1, 1995, the Company's reporting currency was Swiss Francs. For purposes of comparing the financial information for the period ended December 31, 1995 to the fiscal year ended March 31, 1995 and to the quarter and nine months ended December 31, 1994, the information previously reported has been converted to United States dollars in accordance with FASB 52. The functional currency for the company's foreign operations is the applicable local currency. Currency gains and losses arising from transactions occurring during the period are recorded when the transaction occurs at the then current exchange rate and are included in the operating statements of the Company. The translation of the applicable foreign currency into United States Dollars is computed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are included in stockholders' equity.

                            EXECUTIVE TELECARD, LTD.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               DECEMBER 31, 1995
                               -----------------


NOTE 1 - BASIS OF PRESENTATION (Continued)
-----------------------------------------------------------------------------

         Management has determined that certain costs are more properly reflected as a cost of revenue and therefore, has reflected these costs in cost of revenue for the three and nine month periods ended December 31, 1995. To conform to the current year's presentation, these costs have been reclassified from selling, general and administrative expense to cost of revenue for the three and nine month periods ended December 31, 1994.

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

NOTE 2 - NET INCOME (LOSS) PER SHARE
-----------------------------------------------------------------------------

         Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period. Warrants and options outstanding to purchase common stock are included as common stock equivalents when dilutive.

NOTE 3 - RELATED PARTY TRANSACTION
-----------------------------------------------------------------------------

         During April 1995, an agreement between the Company and a corporate stockholder was finalized to resolve certain claims and potential claims between the two parties. The claims arose out of negotiated transactions whereby sales of the Company's restricted stock had occurred at prices at or below the quoted market price. Under the agreement, the corporate stockholder granted the Company an irrevocable proxy to vote all of the shares beneficially owned or controlled by the stockholder in favor of the director nominees proposed by the Board, to pay the Company the sum of $350,000 and not to compete with nor solicit Company employees for a period of three years. The sum of $350,000

                            EXECUTIVE TELECARD, LTD.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               DECEMBER 31, 1995
                               -----------------


NOTE 3 - RELATED PARTY TRANSACTION (Continued)
-----------------------------------------------------------------------------
         has been included in other income for the nine months ended December 31, 1995.

NOTE 4 - NOTE PAYABLE
-----------------------------------------------------------------------------

         In April 1995, the Company borrowed $1,000,000 from a foreign corporation. The note is payable in April 1996 and carries an interest rate of 12% per annum. In connection with this transaction, the Company issued warrants to purchase 82,500 shares at a price of $6.36 per share. As of December 31, 1995, such warrants have not been exercised.

NOTE 5 - COMMON STOCK
-----------------------------------------------------------------------------

         On June 30, 1995, the Board of Directors authorized a stock split, effected in the form of a ten percent (10%) stock dividend, which was distributed on August 25, 1995 to shareholders of record on August 10, 1995. All references to common share and per share amounts in the accompanying financial statements have been adjusted to reflect the effect of this stock dividend.

         On December 15, 1995, the Stock Option Committee of the Board of Directors approved the granting of options to purchase 524,200 restricted shares of common stock to its employees pursuant to the Company's 1995 Employee Stock Option and Appreciation Rights Plan (the "Plan"). The options are exerciseable at the fair market value of the stock as of the grant date, December 15, 1995, and are exerciseable for a period of ten (10) years so long as the employee remains employed with the Company. The employees were also granted Stock Appreciation Rights in tandem with the options granted to them.

         Concurrently, on December 15, 1995, the Stock Option Committee of the Board of Directors approved the granting of options to purchase 50,000 restricted shares of common stock to its directors pursuant to the Company's 1995 Director Stock Option and Appreciation Rights Plan (the "Plan"). The options are exerciseable at the fair market value of the stock as of the grant date, December 15, 1995, and are exerciseables for a period of ten (10) years so long as the director remains with the Company.The directors were also granted Stock Appreciation Rights in tandem with options granted to them.


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

                            EXECUTIVE TELECARD, LTD.
                            ------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

         Net revenue increased by 34% to $22,788,871 for the nine months ended December 31, 1995 as compared to $17,017,057 for the comparable period last year. For the three months then ended, net revenue increased by 33% to $8,117,676 from $6,083,944 reported for the comparable period last year. This continued growth resulted primarily from volume increases in usage of the Company's calling cards services by existing customers as well as the addition of customers reflecting new agreements signed.

         Cost of revenue for the nine months ended December 31, 1995 was $14,244,099, an increase of 23% over the prior period amount of $11,558,640. For the three months ended December 31, 1995, cost of revenue was $4,821,847, an increase of 28% over $3,778,170 reported for the comparable period last year. These costs represent charges directly attributable to increases in intra/intercountry calling services. As a percentage of revenue, these costs decreased 5% from 68% for the nine months ended December 31, 1994 to 63% for the current period. For the three months ended December 31, 1995, these costs were 59% compared to 62% for the prior period, a decrease of 3%. This reduction in costs primarily reflects negotiated rate decreases and volume discounts obtained from domestic and foreign telephone carriers based upon the Company's continued increase in volume of traffic generated over their networks.

         Selling, general and administrative expenses increased by $674,296 to $5,407,917 for the nine months ended December 31, 1995 from $4,733,621 for the comparable period last year. For the three months ended December 31, 1995, selling, general and administrative expenses were $1,965,650, an increase of $ 140,162 over $ 1,825,488 reported for the comparable period last year. These increases are due primarily to increased personnel and related costs associated with additions of employees to manage the increased business volume and to market and promote the Company's calling services. As a percentage of revenue, selling, general and administrative expenses decreased from 28% to 24% for the nine months and from 30% to 24% for the three months ended December 31, 1995 as compared to the same period last year.

         Depreciation and amortization for the nine months ended December 31, 1995 increased by $324,175 to $ 1,153,885 as compared to $829,710 for the same period last year. For the three months ended December 31, 1995, depreciation

                            EXECUTIVE TELECARD, LTD.
                            ------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------------------

         and amortization increased $112,542 to $402,653 compared to $290,111 for the prior period. This increase primarily relates to equipment placed in service during the past twelve months to satisfy the requirements of new customers obtained and calling services volume increases during the period.

         Liquidity and Capital Resources
         -------------------------------

         During the quarter ended December 31, 1995, cash and cash equivalents decreased by $976,979 to $1,248,375. The decrease in cash and cash equivalents consisted of the following components: (i) net cash flows provided by operating activities in the amount of $248,602, resulting primarily from net income for the quarter of $808,194, a decrease in accrued expenses of $648,891, a decrease in accounts receivable of $452,084 and an increase in accounts payable of $324,703; (ii) net cash flows used in investing activities in the amount of $1,222,098, primarily related to acquisitions of property and equipment; (iii) cash flows used in financing activities related to the principal payments on long term debt of $34,177; and (iv) the effect of exchange rate changes on cash which served to increase cash and cash equivalents by $30,694.

         The substantial costs incurred in the proxy contest during the year ended March 31, 1995 has materially and adversely affected the working capital of the Company. The Company believes, however, that it has adequate internal resources and access to external resources that are sufficient to finance its operating needs for the next twelve months, including CAVIAR network expansion and modernization, payment of indebtedness and planned marketing activities. The Company may be required to raise additional capital through the incurring of additional debt or placement of additional equity securities in order to effectively fund its business needs through the next twelve (12) months. There can be no assurance that the Company will be successful in its efforts to raise such additional capital.


                   (Balance of page intentionally left blank)

                            EXECUTIVE TELECARD, LTD
                                    PART II
                               OTHER INFORMATION
                        QUARTER ENDED DECEMBER 31, 1995


ITEM 1   LEGAL PROCEEDINGS
-----------------------------------------------------------------------------

         The following information sets forth developments concerning legal proceedings in which the company is involved since the filing on August 21, 1995 of the company's Form 10-K for the fiscal year 1995.

         This item should be read in conjunction with the financial statements and the notes thereto included in the company's 1995 Annual Report of Form 10-K for the year ended March 31, 1995, filed with the Securities and Exchange Commission.

         A. PROXY AND RELATED LITIGATION

         On June 1, 1995, an action was filed entitled Krauth, et al. v. Executive Telecard, Ltd. 95 Civ. 3967 (RWS) ("Krauth V") in the United States District Court for the Southern District of New York before the honorable Robert W. Sweet. Plaintiffs seek in excess of $700,000 in damages purportedly due under settlement agreements allegedly entered into early 1995 between Executive Telecard, Ltd. and the so-called Shareholders Protective Committee ("SPC") .Those claim arise out of a prior proxy dispute between the Company and the SPC. Plaintiffs in Krauth V filed a motion for summary judgment to enforce the alleged settlement agreements and for over $400,000 in attorneys' fees on October 4, 1995. On January 23, 1996, Judge Sweet denied plaintiffs motion for summary judgment in its entirety, but granted the request for attorneys' fees to the extent of awarding plaintiffs approximately $60,000. The Company is considering appealing this award of attorneys' fees. Trial of all matters in Krauth V is expected to begin in late Spring or early Summer 1996.

         During November 1995, the Company filed complaints against certain former officers and employees for breach of fiduciary duty, self dealing, interfering with business relationships, and other actions taken by those officers and employees. The filings arose out of the Proxy and Related Litigation proceedings noted above. The actions are in the early stages of discovery.

         B. OTHER LITIGATION

         On December 1, 1995, an action was filed entitled Morales v. Executive TeleCard, Ltd. and Network Data Systems, Ltd., 95 Civ. 10202 (KW), in the United States District Court for the Southern District of New York. Plaintiff in that action is a shareholder of the Company who has asserted claims against a large corporate shareholder for alleged violations

                            EXECUTIVE TELECARD, LTD
                                    PART II
                               OTHER INFORMATION
                        QUARTER ENDED DECEMBER 31, 1995


         of Section 16 of the Securities Exchange Act of 1934. Plaintiff claims that such violations resulted in short-swing profits in excess of the $350,000 that was paid to the Company by the corporate shareholder, which excess has not properly been paid to the Company. That action is alleged to have been brought solely for the benefit of the Company, and the Company has been named as a party in it solely in order to have all necessary parties before the Court.

         The Company and its subsidiaries are also parties to various other legal actions and claims arising in the ordinary course of business. Management of the company does not believe that the disposition of such other actions will have a material effect on the financial position of the company.

ITEM 2   CHANGE IN SECURITIES
-----------------------------------------------------------------------------
         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------------------------------------------
         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------------
         None

ITEM 5   OTHER INFORMATION
-----------------------------------------------------------------------------
         None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------
         None

                           EXECUTIVE TELECARD, LTD.
                                  SIGNATURES



Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                               EXECUTIVE TELECARD, LTD.
                                    (Registrant)



Date: February 14, 1996        By     /S/
                                 ----------------------------
                                  Timothy A. Peach
                                  Controller, Chief Accounting Officer