Form 10-K
period 1996-03-31
EXECUTIVE TELECARD LTD
filed 1996-06-27
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _________

                      Commission File Number:   1-10210

                          EXECUTIVE TELECARD, LTD.
- -------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                             13-3486421

   (State or other jurisdiction of    (I.R.S. employer Identification No.)
   incorporation of organization)

                     8 Avenue C, Nanuet, New York 10954
- --------------------------------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (914) 627-2060
- --------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to section 12(g) of the Act:

                        Common Stock $.001 Par Value
                       ------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of May 28, 1996 amounted to approximately $208,458,300.

The number of shares outstanding of each of the registrant's classes of common stock as of May 31, 1996 was 14,408,626 shares, all of one class of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 1996 annual meeting of stockholders are incorporated by reference into Part III of this report.

                 (Balance of Page Left Blank Intentionally)

                          EXECUTIVE TELECARD, LTD.

                                  FORM 10-K

                      FISCAL YEAR ENDED MARCH 31, 1996
                              TABLE OF CONTENTS

                                                                      Page

Part I    Item 1  Business                                          4 - 16

          Item 2  Properties                                            16

          Item 3  Legal Proceedings                                16 - 19

          Item 4  Submission of Matters to a Vote of Security Holders   19

Part II   Item 5  Market for Registrant's Common Stock and Related
                  Stockholder Matters                                   20

          Item 6  Selected Financial Data                               21

          Item 7  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations              21 - 26

          Item 8  Consolidated Financial Statements and
                   Supplementary Data                           F-1 - F-39

          Item 9  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   27

Part III  Item 10 Directors and Executive Officers of the Registrant    27

          Item 11 Executive Compensation                                27

          Item 12 Security Ownership of Certain Beneficial Owners and
                  Management                                            27

          Item 13 Certain Relationships and Related Transactions        27

Part IV   Item 14 Exhibits, Financial Statements, Schedules and
                  Reports on Form 8-K                              27 - 28

Signatures                                                              29

                          EXECUTIVE TELECARD, LTD.

                                   PART I

ITEM 1 - Business (General)
- --------------------------------------------------------------------------
A.   The Company

Executive TeleCard, Ltd. ("the Company") provides various worldwide telecommunications services, including intra/intercountry calling card services, toll-free (800) services, turnkey calling card systems and, on a limited basis, long distance services within the United States. The Company's telephone calling services permit travelers to place calls directly within and from a growing list of countries and territories (presently 63) at competitive rates and to avoid the high surcharges imposed by most hotel switchboards. Unlike most of its competitors, the Company does not rely on redialing through the United States for calls placed between foreign countries. Instead, customers dial a toll-free or local number to access the Company's proprietary CAVIAR (Computer Assisted Variable International Automatic Redialer) system, which routes calls through local Postal, Telegraph and Telephone Authorities ("PTTs") over the public voice network to virtually anywhere in the world. The Company markets its services as subscription calling cards, prepaid calling cards, turnkey calling systems (in countries that do not have telephone calling cards), and as enhancements to charge cards, credit cards, and telephone calling cards.

The Company was formed in 1987 as a wholly-owned subsidiary of International 800 Telecom Corporation, a publicly traded corporation which changed its name to Residual Corporation ("Residual") in February 1994. The Company went public in March 1989 by way of a dividend in kind on Residual's common stock. Effective March 31, 1995 the Company acquired substantially all of the assets of Residual, which consisted primarily of all of Residual's operating subsidiaries ("Residual Acquisition"). The principal Residual subsidiary, Service 800 SA, has worked with PTTs since 1974, establishing relationships with over 60 foreign telecommunications administrations. Building on the relationships established by Service 800, the Company began installing its proprietary CAVIAR system in or close to the facilities of PTTs in 1989, and today callers can access the Company's CAVIAR system from 63 countries and territories.

To access CAVIAR, callers simply dial a toll-free number from any telephone in any of the 63 countries and territories. This first step bypasses hotel switchboards for international calls made from hotel rooms, and high hotel surcharges are thereby avoided. After entry of a card number CAVIAR then voice prompts users in their own language from a broad range of languages (currently 32) to enter a personal identification number ("PIN") and a destination phone number. A validation process takes place as the user enters the requested information. CAVIAR also allows the Company to capture usage information and issue monthly bills in numerous major currencies, with full call details, which are not available to residents or businesses in most countries.

During fiscal 1994, the Company introduced "default to operator" assistance for calls placed to the CAVIAR system from rotary and pulse-tone telephones. Calls placed from such telephones are speed-dialed by the CAVIAR system to an operator, which collects the caller's account number, PIN and destination phone number and inputs the data back into the CAVIAR located in the country from which the caller initiated the call. The CAVIAR system then completes the call. With the default-to-operator feature, the Company's CAVIAR system can be accessed from any telephone in any country or territory in the Company's network; the Company's call completion rate improved as a result. Prior to the introduction of the "default to operator" feature, the CAVIAR system would only accept calls placed from touch-tone telephones or from rotary and pulse-tone telephones using a tone-dialer. Whenever special assistance is required in placing calls, the Company's multilingual customer service center can be reached via a toll-free number 24 hours a day, 365 days a year.

B.   CAVIAR System

Connection to the Company's direct intra/intercountry calling system is made primarily over a toll-free line via the local PTT. Connection to the destination is made by the CAVIAR computer which redials through the PTT over the public voice network to virtually anywhere in the world. The Company has a policy of not bypassing the networks of the PTTs.
Therefore, the PTTs benefit by capturing all of the increased traffic.
The software in CAVIAR is designed to accept Executive TeleCard International and World Direct Cards as well as other issuers' credit, charge or calling cards.

CAVIAR uses various procedures to validate the credit, charge or calling card, depending on the protocol of the card issuer. When authorization is received, the local CAVIAR computer automatically redials the destination number through the public network of the local PTT. When the call is completed, billing information is recorded in the local CAVIAR computer.

On a daily basis, CAVIAR computers transmit batch files to the Company's central processing center. These files are then transmitted to the credit, charge or calling card billing centers for billing to their customers. Card issuing companies, after deducting commissions or fees, remit the balance to the Company.

C.   Enhancement Arrangements

The Company has enhancement agreements with over 35 companies to provide international calling service to their credit, charge and telephone calling card customers. The card issuers are compensated for marketing and administrative services rendered, including billing and collection services in connection with usage of the Company's calling service by their customers.

The enhancement agreements require credit, charge and calling card issuers to promote the use of the Company's service through advertisements, direct mail, newsletters and other marketing activities that the card issuers deem suitable. In support of this process, the Company directs a stream of marketing ideas, advertising materials and advice to its card issuing customers.

The principal market for the Company's calling service consists of business people, executives and professionals who travel frequently and who are required to make international and/or intracountry phone calls during their travels. The Company's list of enhancement customers includes: MasterCard International (several regions of the world), Worldcom Communications Corp., LCI International, Eurocard Danmark A/S, Eurocard Iceland SA, Telstra (Australia), Telecom New Zealand, Tele Danmark A/S, First Card AB (Sweden) and Lufthansa.

D.   Revenue Sharing Arrangements (Applicable to Telephone Companies or
PTTs)

The Company supplies turnkey calling card systems, including a self-contained customer maintenance center and billing system to PTT's that do not have their own telephone calling card. The Company generally pays for the cost of the CAVIAR system, including the cost of shipping and installation. The Company trains the personnel of the PTT in the operation of the system and makes its international network available to the PTT's customers. The Company presently has revenue sharing arrangements with the major international telephone carriers in Brunei, Colombia, Iceland, Indonesia, Mexico, New Zealand, Norway, the Philippines, Portugal, Russia, Singapore, South Africa, South Korea, Sweden, Taiwan and Thailand.

The Company generally shares in the gross billings of all national and outbound international calls made through the CAVIAR system by the PTT's calling card customers. The PTT shares in the gross billings for all calls placed through CAVIARs located outside of its jurisdiction by its traveling calling card customers.

E.   Propriety Calling Cards

1. Executive TeleCard International-TM- ("ETI") is a telephone charge card that is available to foreign and domestic business executives, professionals and others for use primarily in placing direct intra/intercountry calls. ETI cardholders generally select a major credit card to which their usage is billed by the Company. ETI cardholders are charged an annual fee which is currently U.S. $50.00 for each individual card. As of March 31, 1996 the Company had approximately 11,000 ETI cardholders located throughout over 135 countries. All of the features and benefits of the Company's direct and operator-assisted calling services are available to ETI subscribers.

2. World Direct-TM- is a global prepaid calling card that is marketed directly to travelers by PTTs, travel agents and issuers of travelers checks. The cards are sold in bulk to marketers, at a discount from the face value.

F.   Features of Direct Calling Service

Customers of the Company's international direct calling service are furnished with a list of toll-free and local telephone numbers for each country in which the service is available. These toll-free telephone numbers may be accessed from any telephone, and they permit entry through PTT authorities to the Company's CAVIAR computer.

CAVIAR prompts a caller to enter his or her telephone or credit card number, a PIN and the destination telephone number. CAVIARs are equipped to prompt a caller in the language indicated by the caller's card number, for example, First Card AB (Swedish); Worldcom (English); Telecom Denmark (Danish). At present, 32 languages are available. When the validation/authorization process is completed, the local CAVIAR dials the caller's destination number through a PTT, and CAVIAR captures and records the billing information.

The Direct Calling Service:

[ ] Allows callers to call from any telephone in 63 countries and territories to virtually any other country in the world. It also allows callers to place long-distance calls directly within most of these countries, and access to the service is via toll-free or local telephone numbers. Presently no other long distance carrier, including AT&T, MCI, Sprint and British Telecom, provides similar direct intra/intercountry calling service.

[ ] Allows callers to avoid the surcharges that hotels impose on long distance and international calls. Hotel surcharges can increase the cost of an international call by 300%-to-800%.

[ ] Overcomes hotel blocking of toll-free access to its calling system by also providing callers with an alternative "local" access number.

[ ] Avoids language problems when users are in a foreign country. The CAVIAR system's audio response software prompts callers in their native language, preselected by either the customer or the card issuing company.

[ ] Allows use of most pay telephones because toll-free access eliminates the need to carry large quantities of coins; eliminates the need to decipher foreign usage instructions; and eliminates the reliance on foreign operators who may not be fluent in the language of the card user.

[ ] Offers multi-lingual customer service which may be accessed via a toll-free number, 24 hours a day, 365 days a year.

[ ] Allows use of the system to be billed directly to credit, charge or calling cards.

[ ]  Provides detailed invoices not available in most countries.

Countries and Territories Covered by Direct Calling Service
Andorra             Gibraltar           Madeira            Scotland
Australia           Greece              Majorca            Singapore
Austria             Greenland           Malaysia           South Africa
Azores              Guernsey            Mexico             South Korea
Bahrain             Hong Kong           Monaco             Spain
Belgium             Hungary             Netherlands        Sweden
Brunei              Iceland             New Zealand        Switzerland
Canada              Indonesia           No. Ireland        Taiwan
Canary Islands      Ireland             Norway             Thailand
Chile               Isle of Man         Oman               U.A.E.
Colombia            Italy               Philippines        U.S. Virgin Is.
Denmark             Japan               Portugal           United Kingdom
Faeroe Islands      Jersey              Puerto Rico        United States
Finland             Liechtenstein       Qatar              Vatican City
France              Luxembourg          Russia             Wales
Germany             Macau               San Marino

G.   Features of Operator-Assist Service

Customers of the Company's international operator-assist calling system are furnished with a list of toll-free telephone numbers to reach the United States and Canada and connect with multilingual operators. The system may be accessed from any telephone within the countries from which the service is offered.

By using the Company's international calling system, callers can avoid delays and language problems. The service is user friendly, and connection back to the United States and Canada is rapid. The operator requests the caller's card number and a PIN. The caller then gives the operator the telephone number he/she wishes to call, and the call is validated and connected.

The Operator-Assist Service:

[ ] Allows callers to access the service via a toll-free telephone number from any telephone in 75 countries and territories and place calls to the U.S. and Canada.

[ ] Allows callers to access the service from the U.S. via a toll-free telephone number and place calls to virtually anywhere in the world.

[ ] Avoids the surcharges that hotels impose on international and long distance calls. Hotel surcharges often increase an international call by 300%-to-800%.

[ ] Avoids language problems because the toll-free access number connects directly with an operator who speaks English and other languages.

[ ] Offers Customer Service accessed via a toll-free number, 24 hours a day, 365 days a year.

[ ] Allows use of the system to be billed directly to a credit, charge or calling card with detailed billing.

[ ]  Allows access to all U.S. 800 numbers.

[ ]  Offers facsimile services.

[ ]  Provides language and document translation services.

[ ]  Allows conference calling.

Countries and Territories Covered by Operator-Assist Service:


                                   EUROPE
Andorra             Germany             Liechtenstein       Portugal
Austria             Gibraltar           Luxembourg          San Marino
Azores              Greece              Madeira             Scotland
Belgium             Guernsey            Majorca             Spain
Canary Islands      Hungary             Monaco              Sweden
Cyprus              Ireland             Montserrat          Switzerland
Denmark             Isle of Man         Netherlands         United Kingdom
Finland             Italy               No. Ireland         Vatican City
France              Jersey              Norway              Wales


                        THE AMERICAS AND WEST INDIES
Anguilla                   Dominica                     St. Kitts/Nevis
Argentina                  Dominican Republic           Turks & Caicos Is.
Bahamas                    Grenada                      United States
Canada                     Jamaica                      Uruguay
Chile                      Nicaragua                    U.S. Virgin Is.
Colombia                   Puerto Rico                  Venezuela


                           MIDDLE EAST AND AFRICA
Abu Dhabi                  Israel                       Saudi Arabia
Bahrain                    Oman                         South Africa
Dubai                      Qatar

                            FAR EAST & AUSTRALIA
Australia                  Japan                        Singapore
China                      Malaysia                     South Korea
Guam                       New Zealand                  Taiwan
Hong Kong                  Philippines                  Thailand
Indonesia

H.   Toll-Free Telephone Service (Service 800)

Toll-free telephone service permits a caller to make a long distance telephone call without paying the applicable toll charges, which are billed to the Service 800 subscriber who receives the call. The Company arranges both "city-specific" and "nationwide" toll-free service. City-specific telephone service permits the call to be made on a toll-free basis to the caller only from a particular city or other limited geographic area within the country of call origination specified by the Service 800 subscriber. (The caller generally pays for the local call to the toll-free number). While a city-specific telephone number may be dialed from outside this limited area, any additional toll charges thereby incurred are paid by the caller rather than the Service 800 subscriber. With nationwide toll-free service, calls are toll-free to the caller when dialed from any location within the country of call origination, and the caller is generally not charged for a local call.

As of March 31, 1996 city-specific telephone numbers accounted for approximately 65% of the Company's toll-free telephone numbers. Most of the Company's city-specific telephone numbers permit toll-free calls to locations outside the country of call origination. Until the introduction of modern electronic equipment by telephone utilities, this was the only type of toll-free service offered by the Company.

The introduction of modern electronic equipment by some telephone utilities has enabled the Company to offer to its subscribers, in addition to city-specific international toll-free service, the option of obtaining a Service 800 telephone number which permits international calls to be made toll-free from any location in the service area of the telephone utility which has installed this equipment. The electronic equipment has the capacity to automatically "translate" the Service 800 telephone number into the telephone number of the recipient of the toll-free call, without the need for a call diverter. The Company is presently offering international nationwide toll-free service with respect to calls originating in Australia, Austria, Canada, Denmark, France, Hong Kong, Japan, the Netherlands, Switzerland, the United Kingdom, the United States and West Germany, among others. As of March 31, 1996, nationwide toll-free telephone numbers accounted for approximately 35% of the Company's toll-free telephone numbers. The Company expects that an increasing number of telephone utilities will install such modern equipment.

I.   Organization and History of Operations

The Company was incorporated in 1987 as International 800 TeleCard, Inc., a wholly owned subsidiary of Residual, a publicly traded company that provided toll-free (800) and related value-added telecommunications services to businesses around the world. The Company changed its name to Executive TeleCard, Ltd. by amendment to its certificate of incorporation on October 18, 1988. The Company built on the relationships Residual established with foreign telecommunications administrations, and in 1989 the Company began installing CAVIAR computers in or close to the facilities of various PTTs. The Company went public that same year by way of a dividend in kind on Residual's common stock, and effective March 31, 1995 entered into an Agreement of Sale and Purchase of Assets (the "Asset Purchase Agreement") with Residual pursuant to which the Company acquired substantially all of the subsidiaries of Residual and certain intellectual property rights including trademarks and service marks relating to the Residual subsidiaries. As a result, as of April 1, 1995, the Company, through its subsidiaries, is responsible for all expenses previously included under a service agreement in effect between Residual and the Company whereby the Company had agreed to pay Residual 10% of its gross revenues in exchange for general and administrative services, including use of Residual's facilities and administrative personnel but excluding costs for legal, accounting, marketing, advertising, promotion, and stockholder relations. Under the terms of the Asset Purchase Agreement, the Company transferred 697,828 shares of restricted stock of the Company to Residual in accordance with a fairness opinion rendered by the firm of Griffen Capital Management Corporation. In connection with the transaction the Company has, through its acquisition of Service 800, S.A., also assumed an indebtedness in the approximate amount of $12,722,000, which was incurred by Residual and Service 800, S.A. and due to the Company as of March 31, 1995. The Asset Purchase Agreement also prohibits Residual from competing with the Company for six years and from soliciting the Company's employees for three years.

At the present time, the Company carries out most of its operations through the following wholly owned subsidiaries:

1. Executive TeleCard SA, ("TeleCard, Turks & Caicos"). The Company formed its primary operating subsidiary, on December 20, 1993. The registered offices of TeleCard, Turks & Caicos are located at MacLaw House, Duke Street, Grand Turk, Turks and Caicos Islands, British West Indies, telephone number (809) 497 5056, and its operational offices are located at Hanse Bank Building, Box 213, The Valley, Anguilla, BWI, telephone number (809) 497 3800.

2. World Direct Anguilla. The Company conducts its worldwide prepaid calling card business through World Direct Anguilla. The registered and operations offices of World Direct, Anguilla, are located at Hanse Bank Building, P.O. Box 213, The Valley, Anguilla, BWI, telephone number (809) 497 3800.

3. Transworld Telecommunications A/S Denmark. The Company customizes its software and constructs its CAVIAR computers through Transworld Telecommunications A/S Denmark.

4. Executive TeleCard, Inc. (Colorado). The Company offers long distance services to Colorado businesses and residents through Executive TeleCard, Inc. Executive TeleCard, Inc. is considered a facilities based reseller offering 1+, 1-800, international calling card, debit card, and conference calling services.

5. World Direct Delaware. The Company plans to conduct its U.S. prepaid calling card business through World Direct Delaware. World Direct Delaware formerly provided long-distance international operator assistance for World Direct-TM- long distance cardholders.

6. Service 800 SA (Turks & Caicos). The Company conducts its worldwide toll-free (800) business through Service 800 SA (Turks & Caicos). The Company's toll-free services allow callers to make long distance telephone calls without paying applicable toll charges, which are instead billed to the subscriber who receives the call.

7. Fintel Services, Inc. (Colorado). The Company employs all of its U.S. employees (approximately 120) through Fintel Services, Inc. The employees of Fintel Services, Inc. provide services to the Company's other subsidiaries pursuant to various service agreements.

8. World Wide 800 Ltd. (Hong Kong). The Company employs two people to conduct its Asia/Pacific Rim marketing activities through World Wide 800 Ltd. (Hong Kong). The Company plans to increase its business presence in the Asia/Pacific Rim region in the future.

9. Service 800 SA (Belgium). The Company currently employs one person on a part-time basis to provide sales and maintenance services in Europe through Service 800 SA (Belgium).

10. World DirectNet Ltd. (Delaware). The Company is actively developing a global end-user Internet access service, which it plans to develop and market through World DirectNet Ltd. By extending the capabilities of the Company's CAVIAR system, the Company plans to provide subscribers with an easy to use, high performance internet connection accessible through local or toll-free phone numbers from major cities and countries around the world. In connection with internet access, the Company also plans to offer electronic mail, fax mail, voice mail, and an intelligent web site with easy access to country-specific travel resource information and personalized news reports.

J.   The Telephone Calling Card Industry

Presently, telephone calling card services are available primarily to those individuals or corporations that have residential or business telephone numbers to which a telephone call may be charged. Accordingly, the telephone calling card industry is dominated in the United States by companies such as AT&T, MCI, Sprint and others, and abroad by PTT authorities. Decreases in the cost of providing services, technological innovation in the telephone industry, and the introduction of more sophisticated value-added features have made it possible for other telephone companies to compete with the PTTs. While a number of telecommunications companies have entered the international telephone services market by providing call reorigination services that reroute calls through the United States, the Company is the only calling card company that has built its business by entering into cooperative agreements with an extensive number of PTTs around the world. By developing relationships with numerous PTTs, the Company is able to offer improved access to calls at competitive rates even while the PTTs benefit from increased traffic within their local systems.

K.   United States Federal Regulation

Pursuant to the Federal Communications Act, the Federal Communications Commission ("FCC") is required to regulate the telephone communications industry in the United States. Under current FCC policy, telecommunications carriers reselling the domestic services of other carriers and not owning telecommunications facilities of their own, are considered to be non-dominant and, as a result, are subject to the least rigorous regulation. Such carriers are not required to obtain authorization for the provision of service.

Telecommunications carriers providing international service continue to be required to obtain authorization from the FCC pursuant to Section 214 of the Act even if they resell the services provided by another carrier and construct no facilities of their own. Carriers providing international service are also required to file a tariff with the FCC, setting forth the terms and conditions for the provision of international service. The extent of regulation of non-dominant international carriers, including the Company, and the demonstration required of such carriers in support of applications for Section 214 authorizations and tariffs, has been eased by the FCC as a result of its "Report and Order in International Competitive Carrier Policies". There can be no assurances, however, that the current regulatory environment and the present level of FCC regulation will continue, or that the Company will continue to be considered non-dominant. At this point, it is contemplated that the Company will resell the services of other carriers and will not construct its own facilities.

On January 4, 1989, the FCC released an order authorization and certificate pursuant to Section 214 of the Act authorizing the Company to
(a) provide international switched voice services by the resale of the international switched voice services set forth in AT&T tariffs FCC Nos. 1 and 2, MCI tariff FCC No. 1, Sprint tariffs FCC Nos. 1 and 2, between the United States and the overseas points listed in such tariffs and (b) provide international telex service by the resale of international telex service set forth in ITT World Communications, Inc.'s tariff FCC No. 12 between the United States and the points listed in such tariff. On April 29, 1989, the FCC granted the tariff of the Company and as a result, the Company is free to provide resold international service. The tariffs of
the Company are on file with the FCC.    The underlying service being
resold could be provided to the Company pursuant to the tariffs filed with the FCC by any U.S. international carrier.

L.   Foreign Government Regulation

Telecommunications activities are subject to government regulation to varying degrees in every country throughout the world. In most countries where the Company operates, equipment cannot be connected to the telephone network without regulatory approval; installation of the Company's equipment necessary to provide certain services of the ETI card requires, in most countries, such approval. In addition, with the exception of the United States, Canada, Japan and the United Kingdom, among others, most telephone utilities are government owned, controlled and/or operated.

The Company has numerous licenses, agreements, or equipment approvals in Hong Kong, Canada, the United States, Denmark, Germany, Japan and elsewhere in countries in which operations are conducted.

To date, the Company has not been required to comply with any material international regulations in order to pursue its existing business activities, or notified that it cannot comply with any such regulations. There can be no assurances, however, that various governmental authorities will not seek to assert jurisdiction over the Company's rates or other aspects of its calling service. Governmental authorities could also enact exchange controls or other legislation which might impede the payment of the Company's receivables.

M.   Carrier Arrangements

The Company utilizes existing long-distance telephone carrier services in the United States to transmit telephone signals domestically and internationally, and for this purpose, the Company has entered into arrangements with such carriers, as AT&T, MCI and Worldcom, among others.

The Company applied for and has obtained from the FCC Section 214 authorization, which gives the Company the right to use the telecom-munications network of a United States carrier to provide international service at then prevailing tariffs and rates. The Company has entered into agreements with telephone utilities in various foreign countries including, among others, Mercury (UK), New Zealand Telecom, Singapore Telecom, Hong Kong Telecom, CPRM (Portugal), Entel (Chile), Macau Telecom, South Africa TeleKom, Telefonica (Spain) and AEROCOM (Russia). In addition, the Company has licenses or approvals in those countries where it operates and where equipment is installed and continues to seek approval of various other foreign countries within which to provide services.

The Company is entirely dependent upon the cooperation of the telephone utilities with which it has made arrangements for its operational and certain of its administrative requirements. The Company's arrangements with these utilities are nonexclusive and take various forms. Although some of such arrangements are embodied in formal contracts, any telephone utility could cease to accommodate the Company's requirements at any time. Depending upon the location of the telephone utility, such action could have a material adverse effect on the Company's business and prospects.
In some cases, notably those countries which are members of the European Economic Community and the United States, laws and regulations may purport to assure that the arrangements necessary for the Company to conduct its service may not be arbitrarily terminated. However, the time and cost of enforcing the Company's rights may be such as to make legal remedies impractical. The Company does not foresee any threat to its continued amicable relations with the various utilities.

N.   Sales Force

Until March 31, 1995, the Company utilized the existing sales personnel and network of Residual to market and sell ETI cards. Since March 31, 1995 the Company has provided its own personnel and network. The Company has also entered into agreements with independent sales agents to market and sell ETI cards.

In addition, the Company joint ventures or franchises to corporations in various nations the right to market and sell the Executive Tele-Card International. The Company also has arrangements with various marketers to distribute the World Direct prepaid calling card and with several marketers to sell the Service 800 toll free services.

O.   New Technology

Due to the highly competitive nature of the telecommunications industry and correspondingly sophisticated technological research and development capabilities of the various competitors, it is possible that equipment and software similar to the CAVIAR system will be developed by or for a competitor of the Company. The Company has no reason to believe that any similar equipment and software have already been developed, patented or are protected by another party. The Company may lease or sell its equipment to unaffiliated parties in the telecommunications industry who may or may not be competitors. The Company has made sales of such equipment to Fintelcom, the long distance carrier of Finland, INDOSAT, the Indonesian international carrier, and Tele2 of Sweden.

There can be no assurances that all of the PTTs from which the Company plans to offer service will approve the use of the Company's CAVIAR, and in such event, those nonapproving PTTs could either block service in their country or require the Company to use the PTT's operator services or call forwarding equipment.

P.   Payment for ETI Services

Individual holders of the ETI card are required to maintain on file with the Company an account with a recognized credit card for billing purposes (i.e. MasterCard, American Express, Eurocard, Visa, and others). All ETI calls by such customers are billed to such credit card accounts. Corporate holders of the ETI card are billed directly by the Company.

Credit and calling card issuers that have their cards enhanced with the telephone capabilities of the Company's system are expected to pay within 2 to 30 days from the receipt of a magnetic media billing information, which is provided by the Company on a daily, weekly or monthly basis, depending upon volume and the billing system of the issuer.

Q.   Competition

The Company faces significant competition within the United States during all phases of its operations from such international corporations as AT&T, MCI, US Sprint and others. The Company also faces international competition from various PTT authorities. While the Company believes that no other enterprise presently offers international services of the type and scope provided by the Company, its competitors may choose to do so.
In 1992, AT&T, MCI and Sprint introduced intra/intercountry calling services. Those services require a call back to an operator (or automated attendant) in the United States who collects the call information and then places the call to its foreign destination. For example, a call from Copenhagen, Denmark to Copenhagen would first be sent to the United States and then back to Copenhagen at a rate substantially over that charged by the Company, and a call from Copenhagen to Stockholm would also be made via the United States operator at a rate that is also substantially over that of the Company. Providing intra/intercountry calling in this manner is referred to as "refiling" or "rerouting". Although AT&T, MCI and Sprint have greater resources than those of the Company, it is management's belief that the price advantage of the Company over AT&T, MCI and Sprint will prevent any significant impact on its market share and that the added exposure from competitive advertising will actually increase the Company's call volume. By refiling calls and thus taking a share of the market away from the PTTs, AT&T, MCI and Sprint may encounter difficulties in obtaining approvals to offer their services in many countries and may encounter difficulties with the tax authorities of many countries.

Most of the Company's competitors are likely to have significantly larger financial, management, personnel and other resources, greater telecommunications experience, and vastly larger current customer bases. Additionally, such competitors are likely to have greater industry and governmental contacts than the Company, are better established and have long-standing reputations for quality of service. There can be no assurances that the Company will be able to compete successfully with such entities should they choose to offer services that are similar, identical and price competitive to the Company's calling services.

R.   Employees

Pursuant to an administrative services agreement entered into with Residual, as more fully described above, the Company utilized the employees and administrative services of Residual. At March 31, 1996, pursuant to the acquisition of Residual's subsidiaries, on March 31, 1995, the Company now employs these personnel which number one hundred thirty-one (131) full time employees, of which one hundred twenty-one (121) are located in the United States at Denver, Colorado and Nanuet, New York, one
(1) is located in Nyon, Switzerland, six (6) are located in Silkeborg, Denmark, two (2) are located in Hong Kong and one (1) is located in Bromma, Sweden.

S.   Properties

The Company owns the land and building at 8 Avenue C, Nanuet, New York and 4260 East Evans Avenue, Denver, Colorado. The properties originally leased by Residual and now leased by the Company consist of premises located in Paris, France; Brussels, Belgium; Hong Kong; Singapore; Anguilla; Silkeborg, Denmark and Nyon, Switzerland. In November, 1995 the Company leased office premises in Bromma, Sweden. Effective June, 1996 the Company leased additional office space in Denver, Colorado.

T.   Foreign Currency Exposure

The Company's enhancement customers are permitted to choose the currency in which they pay for calling services from among several different currencies determined by the Company. Thus, the Company's earnings, which are reported in U.S. Dollars, may be materially affected by movements in the exchange rate between the U.S. Dollar and such other currencies. The Company has been considering several strategies to reduce its foreign currency exposure.

U.   Intellectual Property Rights

The Company has registered certain marks, including WORLD DIRECT-TM-, EXECUTIVE TELECARD INTERNATIONAL-TM-, and SERVICE 800-TM- with the U.S. Patent and Trademark Office. Applications for registration of the following marks with the U.S. Patent and Trademark Office are currently pending: GLOBAL OFFICE-SM-, CAVIAR-TM-, WORLD DIRECTNET-TM-, EGLOBE-SM-, ELECTRONIC GLOBE-SM-, and ITS A BIG WORLD WITHOUT US-SM-. The EXECUTIVE TELECARD INTERNATIONAL-TM- and WORLD DIRECT-TM- marks have also been registered in Belgium, Canada, Great Britain, Luxembourg, and the Netherlands, and applications for registration of those marks are pending in Australia, Denmark, France, West Germany, Hong Kong, Indonesia, Israel, Italy, Japan, Korea, New Zealand, Spain, Sweden, Switzerland, Taiwan and Thailand. If the Company's registration efforts are successful in those countries, the Company will have a prima facie exclusive right to the use of its EXECUTIVE TELECARD INTERNATIONAL-TM- and WORLD DIRECT-TM- marks.

In the event the Company fails to obtain a service mark or trademark in a particular jurisdiction, the Company may be precluded from the use of the EXECUTIVE TELECARD INTERNATIONAL-TM- or WORLD DIRECT-TM- marks in that jurisdiction, and the Company would have to market its product under a different name. Failure to obtain a registered trademark will not preclude the Company from marketing its product in those jurisdictions under a different name. The Company is also considering registration of additional marks internationally.

The Company has filed a patent application relating to the digital CAVIAR-TM- system with the U.S. Patent and Trademark Office, and the Company is in the process of evaluating the possible application for patent of its billing system. It is anticipated that a patent application for the digital CAVIAR-TM- will also be filed internationally.

V.   Segment Information and Major Customers

     See Segment Information in Note 9 of the Notes to Consolidated Financial Statements.

For the year ended March 31, 1996, one customer, Telstra, accounted for approximately fifteen percent (15%) of total revenue. No other customer accounted for more than ten percent (10%) of total revenue during the year.

Management of the Company does not believe that its operations are significantly impacted by the effects of inflation nor trends regarding a seasonal nature of the business.

ITEM 2 - Properties
- --------------------------------------------------------------------------

The land and building used by the Company at 8 Avenue C, Nanuet, New York was purchased in March 1992. The land and building used by the Company at 4260 East Evans Avenue, Denver, Colorado, consisting of approximately 14,000 square feet, was purchased in December 1992. The Company rents office space in Paris, France; Brussels, Belgium; Nyon, Switzerland; Hong Kong; Singapore; Silkeborg, Denmark; Bromma, Sweden and Anguilla. Effective June, 1996 the Company leased an additional 10,000 sq feet of office space in Denver, Colorado.

The Company believes that its facilities, including the new lease in Denver, are adequate for operations for the coming year.


ITEM 3 - Legal Proceedings
- --------------------------------------------------------------------------

The following information sets forth information relating to material legal proceedings involving the Company and certain of its executive officers and directors. From time to time, the Company and its executive officers and directors become subject to litigation which is incidental to and arises in the ordinary course of business. Other than as set forth herein, there are no material pending legal proceedings involving the Company or its executive officers and directors.

A.   Litigation Relating to the 1995 Proxy Contest.

     1. Walter Krauth Litigation. (Krauth v. Executive TeleCard, Ltd., No. 95 Civ. 3967 (RWS), U.S.D.C, S.D.N.Y. and related cases.)

          Commencing in October, 1994, a small group of dissident stockholders of the Company, Walter K. Krauth, Jr., William Miller and David Legere began a contest for control of the Company. That struggle resulted in a proxy contest and a series of related legal proceedings, including the above referenced case.

          In May 1996, Messrs. Krauth, Miller and Legere dismissed all of their claims against the Company with prejudice. The Company paid no money in consideration for the dismissal of these claims but issued 10,000 restricted shares of the Company's common stock, which amount will be increased if the Company's stock is trading at a price less than $11.00 per share on May 28, 1998. These shares were issued to resolve Mr. Krauth's claims arising from a purported settlement agreement calling for, among other things, the payment by the Company of approximately $730,000, plus legal fees, to the dissidents. Messrs. Krauth, Miller and Legere also released all claims they might have against the Company under an April 1996 judgment for approximately $48,000 in interim attorneys' fees. Those claims are still being pursued by their former lawyers and are the subject of a pending appeal. Mr. Krauth has indemnified the Company for any amounts which are ultimately paid by the Company under that judgment.

     2. Theodore Mayer Litigation. (Mayer v. Executive TeleCard, Ltd., No. 95 Civ. 5403 (RWS), U.S.D.C., S.D.N.Y.; Mayer v. Executive TeleCard, Ltd., No. 14459, Chancery Court of Delaware, New Castle County; Executive TeleCard, Ltd. v. Mayer, No. 95 Civ. 9641 (LLS), U.S.D.C., S.D.N.Y.)

          Theodore Mayer, a former officer of the Company, brought an action in federal district court in New York for reimbursement of attorneys fees, which he claims to be approximately $44,000, expended in litigation between the Company and the dissident shareholder group based upon the indemnification provisions of the Company's bylaws. While an officer of the Company, Mayer was the major instrumentality in promoting and provoking the dissident challenge for control of the Company in 1994 by, among other things, providing the dissidents with internal, sensitive and confidential information of the Company. Mayer's actions formed the basis for a counterclaim by the Company against Mayer for, among other things, breach of fiduciary duty to the Company.

          Mr. Mayer also brought an action in Delaware Chancery Court for reimbursement of $57,000 in attorney's fees pursuant to the indemnification provisions of the Company's by-laws relating to class action litigation brought against Mayer in the Northern District of Illinois. Mayer has brought a motion for summary judgment, claiming that, as a matter of law, he is entitled to reimbursement, to which the Company has filed a response. The motion is presently pending.

          Finally, the Company has brought an action in federal district court in New York pursuant to Section 16(b) of the Securities Exchange Act against Mayer for short-swing trading while Mayer was an executive officer of the Company. Mr. Mayer's liability could exceed $300,000. Discovery in this case commenced the third week of March 1996 and is ongoing.

     3. Daryl Engelman Litigation. (Engelman v. Executive TeleCard, Ltd., Claim No. 77 116 0137 95, American Arbitration Association; Executive TeleCard, Ltd. v. Engelman, No. 96-B-46, U.S.D.C., D. Colo.; Executive TeleCard, Ltd. v. Engelman ,et al. , No. 95 Civ. 9505, U.S.D.C., S.D.N.Y.; Executive TeleCard, Ltd.
          v. Engelman, No. 96 CV 1659, Colo. Dist. Ct. (Denver)).

          In the late fall of 1995, Daryl Engelman, the former president of the Company, initiated an arbitration proceeding against the Company based upon his termination in the Spring of 1995, alleging that the termination followed a change of control of the Company. An arbitration award in excess of $195,000 was granted to Engelman. An action to vacate this award, which the Company believes was an arbitrary and capricious abuse of discretion by the arbitrator, has been filed in the federal district court in Colorado, and is currently pending.

          While president of the Company, Mr. Engelman employed Dan Mell as a vice president and financial officer of the Company without board approval, which is required by the bylaws of the Company. The Board of Directors refused to ratify Mell's employment. As a consequence, Mell sued the Company and obtained a judgment of approximately $35,000, based upon Engelman's execution of an employment agreement with Mell. The Company has filed an action against Engelman for the amount of the judgment obtained by Mell.

          During the proxy contest, Mr. Engelman, while president of the Company, joined with the dissidents in their attempt to seize control of the Company and took actions which the Company believes were violative of his duties as an officer of the Company and contrary to the Company's interests. John Nugent, a nominee of the dissidents and a consultant to the Company, also engaged in certain actions which the Company believes constituted self-dealing and breach of his duty to the Company as a consultant and interfered with the Company's business relationship with at least one major potential customer.

          The Company commenced litigation against Mr. Engelman and Mr. Nugent, who both supported the dissident shareholders in 1994, alleging that they conspired together to attempt to seize control of the Company in breach of their fiduciary duties. (Claims in that action previously asserted against Walter Krauth were dropped in connection with the settlement referred to above.) A motion by Mr. Nugent to dismiss on jurisdictional grounds was recently denied.

          The litigation was filed in federal district court in New York and is at an initial stage. In a related action entitled Executive TeleCard, Ltd. v. Carl Corcoran, defendant Corcoran is also being sued by the Company for breach of his fiduciary duty based upon actions taken by him as an officer and director of the Company in attempting to assist the dissident shareholders in seizing control of the Company.

     4.   Executive TeleCard, Ltd. v. Anderson, et al., Index No.
          116002/95 IAS Part 9, Supreme Court of the State of New York, County of New York.

          The Company has filed an action against Peter J. Anderson and his law firm based upon a letter transmitted by Mr. Anderson which contained libelous statements against the Company. The law firm has filed a motion to dismiss contending that, regardless of the statements made, the firm has an absolute privilege under law because the statements were made in relationship to litigation between the Company and the dissident shareholders, whom the law firm represented in both the proxy contest and the Krauth litigation. That motion is still pending.

B.   Other Litigation.

     In re Executive TeleCard, Ltd. Securities Litigation, Case No. 94 Civ. 7846 (CLB), U.S.D.C., S.D.N.Y.

     The Company, its former auditors, certain of its present and former directors and others are defendants in this consolidated securities law class action, which alleges that certain public filings and reports made by the Company, including its Form 10-K for the 1991, 1992, 1993 and 1994 fiscal years (i) did not present fairly the financial condition of the Company and its earnings; and (ii) failed to disclose the role of Richard Bertoli as a consultant to the Company. Plaintiffs seek unspecified monetary damages. In January 1996, Judge Charles L. Brieant certified the named plaintiffs, except Moise Katz, as adequate class representatives, and certified the putative class to include all persons who purchased the Company's common stock in the open market between October 28, 1991 and October 27, 1994. The Company is vigorously opposing this action, which is in discovery.

     Residual Litigation. Victor L. Wegard, et. al. v. International 800 Telecom Corp., et. al., No. 10747/94, Supreme Court of the State of New York. The Company has been named as a defendant in this action, which was brought by certain underwriters who represented Residual in its initial public offering. The underwriters contend that Residual breached its contract with the underwriters by allegedly failing to register certain warrants held by the underwriters. The underwriters also claim that the Company is liable for inducing Residual's refusal to register the warrants. No trial has been set, and the action is not being actively pursued by the underwriters at this time.

     Morales v. Executive TeleCard, Ltd. and Network Data Systems, Ltd., 95 Civ. 10202 (KW) U.S.D.C. S.D.N.Y.

     Plaintiff, a small shareholder, has asserted claims against a large corporate shareholder for alleged illegal short-swing profits in violation of the federal securities laws. Because the plaintiff can bring this type of action only for the benefit of the Company and for the recovery of the plaintiff's attorneys fees, the Company has been named as a party to ensure that all necessary parties are before the Court.

C.   Special Committee of Independent Directors


     A special committee of independent directors of the Company (the "Independent Committee") was established by the Board of Directors in November 1994 in accordance with the Company's by-laws. The Independent Committee was established for the purpose of investigating the facts and circumstances giving rise to legal and regulatory matters involving the Company and the Board raised in connection with the proxy contest and the various class actions brought against the Company during fiscal 1995. The Independent Committee was empowered to recommend to the Board that the Company undertake necessary and appropriate actions to investigate and respond to legal and regulatory matters, including without limitation, instituting, maintaining, defending or seeking dismissal of legal actions, responding to regulatory inquiry and engaging the services of professional advisors to assist the Independent Committee in carrying out such responsibilities. Prior to March 15, 1995, the Independent Committee consisted of Messrs. Corcoran and Gerrity.
     From March 15, 1995 to June 30, 1995, the Independent Committee consisted of Messrs. Gerrity and Sonnerberg.

     The Independent Committee was disbanded on June 30, 1995 principally as a result of the conclusion of the proxy contest, and a new Independent Special Litigation Committee was formed. The Independent Special Litigation Committee was formed to supervise and advise the board with respect to the conduct of the consolidated class action entitled In re Executive TeleCard, Ltd. Securities Litigation presently pending in the United States District Court for the Southern District of New York described herein. The Special Litigation Committee is comprised of Messrs. Gerrity, Sonnerberg and Abdul Aal.

ITEM 4 - Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------------------

No matters were submitted to a vote of the security holders during the quarter ended March 31, 1996.

ITEM 5 - Market for Registrant's Common Stock and Related Stockholder
Matters
- --------------------------------------------------------------------------

D.   Market Information

The Company's common stock has traded on the Nasdaq National Market under the symbol (EXTL") since December 1, 1989.

The following table reflects the high and low prices reported on the Nasdaq National Market for each quarter of the fiscal year ended March 31, 1996.

                                                       High         Low
                                                       ----         ---
     Quarter Ended June 30, 1995                       $5-1/2      $3-3/8
     Quarter Ended September 1995                       9-1/8       4-1/8
     Quarter Ended December 31, 1995                    7-7/8       5-3/4
     Quarter Ended March 31, 1996                       9-3/8       5-3/4

The following table reflects the high and low prices reported on the Nasdaq National Market for each quarter of the fiscal year ended March 31, 1995.

                                                       High          Low
                                                       ----          ---
     Quarter Ended June 30, 1994                       $10-1/8       $7
     Quarter Ended September 30, 1994                     9         6-7/8
     Quarter Ended December 31, 1994                    7-3/4       3-3/8
     Quarter Ended March 31, 1995                       7-5/8       3-7/8

B.   Holders

The approximate number of holders of the Company's common stock as of May 31, 1996 was 3,260 based upon the records of ADP and the Depository Trust Corporation. Depository Trust Company has clearing 149 brokers holding the common shares of the Company.

C.   Dividends

The Company has not paid or declared any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends on its common stock in the near future.

The Company declared a ten percent (10%) common stock split, effected in the form of a stock dividend, on January 5, 1994 and distributed February 4, 1994 to shareholders of record on January 28, 1994. On June 30, 1995, the Company declared another ten percent (10%) common stock split, effected in the form of a stock dividend, distributed on August 25, 1995
to shareholders of record as of August 10, 1995.   On May 21, 1996 the
Company announced the declaration of another ten percent (10%) stock dividend, subject to shareholders approving an increase in the number of authorized shares of common stock. Shareholders as of June 14, 1996 will receive the dividend on August 5, 1996, if approved by the shareholders. No fractional shares have been distributed and no cash dividends have been paid in lieu of distributing fractional shares.

ITEM 6 - Selected Financial Information
- --------------------------------------------------------------------------

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Form 10K.

                               FOR THE YEARS ENDED MARCH 31,
                            1996            1995          1994
                            ----            ----          ----
                            Suc-            Suc-         Prede-
                          cessor(3)       cessor(3)     cessor(4)
                         -----------     -----------   -----------

STATEMENT OF OPERATIONS:
Net Revenue              $30,298,228    $22,980,726    $12,736,882
Income (Loss)
  from Operations          3,097,009       (292,307)     1,447,825
Other Income
  (Expense)                   69,843     (4,324,193)       (55,034)
Net Income (Loss)          2,852,852     (4,616,500)     1,323,407
Net Income (Loss)
 -Per Share (1)(2)              0.20          (0.33)          0.10


                                  FOR THE YEARS ENDED MARCH 31,
                                    1993                 1992
                                    ----                 ----
                                   Prede-               Prede-
                                  cessor(4)            cessor(4)
                                 -----------          -----------

STATEMENT OF OPERATIONS:
Net Revenue                      $ 6,985,357          $3,234,055
Income (Loss)
  from Operations                    695,280             138,237
Other Income
  (Expense)                           (9,198)             55,624
Net Income (Loss)                    648,995             184,049
Net Income (Loss)
 -Per Share (1)(2)                      0.05                0.02
- -------------------------------------------------------------------------

                                   AS OF MARCH 31,
                         1996            1995            1994
                         ----            ----            ----

BALANCE SHEET:
Cash and Cash
  Equivalents       $   950,483     $ 1,734,232     $ 1,347,532
Total Assets         16,732,074      12,943,044      16,645,307
Long-Term
  Obligations         2,150,649         671,774         500,939
Total Liabilities     9,692,065       9,023,293       1,157,233
Total Stock-
  holders' Equity     7,040,009       3,919,751      15,488,074


                                        AS OF MARCH 31,
                                    1993             1992
                                    ----             ----

BALANCE SHEET:
Cash and Cash
  Equivalents                  $ 1,099,869       $  471,196
Total Assets                    11,517,028        8,333,020
Long-Term
  Obligations                      584,844                -
Total Liabilities                  964,593          269,138
Total Stockholders' Equity      10,552,435        8,063,882

(1) Based on the weighted average number of shares outstanding during the period.

(2) The weighted average number of shares outstanding during the periods have been adjusted to reflect a 100% stock dividend distributed March
     16, 1990, five ten percent (10%) stock splits, effected in the form of stock dividends and distributed August 14, 1992, February 5, 1993,
     August 27, 1993, February 4, 1994 and August 25, 1995.

(3)  Includes the acquisition of the operating subsidiaries of Residual.
     (See Note 1 - Business Combination in the Notes to Consolidated
     Financial Statements.)

(4) Does not include the acquisition of the operating subsidiaries of Residual. (See Note 1 - Business Combination in the Notes to
     Consolidated Financial Statements.)

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------

                          YEAR ENDED MARCH 31, 1996

Net revenue increased 32% to $30,298,228 in fiscal 1996 compared to $22,980,726 reported in fiscal 1995. The continuing growth in revenue resulted primarily from increased volume usage of the Company's calling card services by existing customers as well as the addition of customers due to new agreements.

Cost of revenue for fiscal 1996 was $18,501,402 compared with $15,459,946 in fiscal 1995, an increase of 20%, resulting from the overall increase in the Company's usage of domestic and foreign telephone carrier networks to service its growing customer base. As a percentage of net revenue, these costs decreased 6% from 67% during fiscal 1995 to 61% for fiscal 1996. This decrease reflects negotiated rate decreases and volume discounts from domestic and foreign telephone carriers based upon the Company's continued increase in volume of traffic generated over their networks.

Selling, general and administrative expenses increased by $546,002 to $7,135,382, in fiscal 1996, from $6,589,380 in fiscal 1995, an 8.3%
increase. This increase is primarily attributable to the addition of personnel, a 59% increase to 131 employees at the end of fiscal 1996, and related employee costs necessary to manage the increased business volume, provide additional marketing and promotion for the Company's calling card services, and maintain quality customer support and assistance. As a percentage of net revenue, selling, general and administrative expenses decreased from 29% in fiscal 1995 to 24% for fiscal 1996.

Depreciation and amortization increased by $340,728 to $1,564,435 compared to $1,223,707 for fiscal 1995. This increase relates primarily to call processor equipment placed in service during the past twelve months to satisfy the requirements of new customers obtained and calling services volume increases during the period.

Interest expense of $185,977 increased over last year's $82,054 due primarily to increases in lease financed asset transactions and borrowings during the year. Interest income decreased by $37,684 from fiscal year 1995 to $1,848 as funds were used to finance the growth of the Company's business.

Foreign currency transaction loss decreased by $267,067 to $96,028 in fiscal year 1996 and generally reflects the currency exchange rate movements between foreign currencies billed to customers and paid to suppliers against the United States Dollar.

During fiscal year 1995, the Company incurred $3,917,258 in proxy related litigation expense as described in ITEM 3 - Legal Proceedings. No additional expenses were incurred during fiscal year 1996.

Other income includes receipt of $350,000 in settlement of claims against a corporate stockholder relating to purchases and sales of the Company's stock. Under the settlement agreement, the corporate stockholder also granted the Company an irrevocable proxy to vote all of the shares beneficially owned or controlled by the stockholder in favor of the director nominees proposed by the Board and agreed not to compete with the Company nor solicit Company employees for a period of three years.

                          YEAR ENDED MARCH 31, 1995

Effective March 31, 1995 the Company acquired substantially all of the assets of Residual, which consisted primarily of all of Residual's operating subsidiaries. In connection with the acquisition, agreement was reached to terminate the Service Agreement between Residual and the Company. As a result of the termination of the Service Agreement and considering the historical relationship between the Company and Residual, the transaction was accounted for as an exchange between enterprises under common control and therefore is presented at historical cost, as if the acquisition took place at the beginning of fiscal 1995, in a manner similar to that in pooling-of-interest accounting. The following pro forma information for fiscal 1994 is presented as if the acquisition had taken place April 1, 1993.

                                                               Pro Forma
                                             March 31, 1995 March 31, 1994
                                             -------------- --------------

Net Revenue                                   $22,980,726     $14,033,577
Gross Profit                                    7,520,780       3,777,429
Costs and Expenses                             (7,813,087)     (5,860,012)
Loss from Operations                             (292,307)     (2,082,583)
Proxy Contest Expense                          (3,917,258)              -
Other Expense                                    (406,935)        (16,792)
Net Loss                                       (4,616,500)     (2,166,113)
Net Income (Loss) per Share                         (0.33)          (0.18)

Net revenue increased by 64% to $22,980,726 in fiscal 1995 as compared to $14,033,577 for fiscal 1994. The continuing overall growth in revenue results primarily from increases in usage of the Company's intra/intercountry calling card services by existing customers as well as reflecting additional new agreements signed during the year.

Cost of revenue, of $15,459,946, as a percentage of revenue decreased 6%, from 73% in the prior year to 67% for the current year. This reduction in costs reflects general rate decreases and volume discounts offered by the domestic and foreign telephone carriers based upon the continued increase in volume of traffic generated over their networks.

Selling, general and administrative expenses increased $1,634,209, an increase of 33% over the prior year. This increase is primarily attributable to merchant fees and commissions to enhancement customers, which are directly related to usage of the Company's calling card services and advertising, marketing and public relation expenses in which the Company heretofore had minimal expenditures and increases in general and administrative employee costs. As a percentage of revenues, however, selling, general and administrative expenses decreased to 29% from 35% in fiscal 1994.

Depreciation and amortization increased $318,866 from $904,841 in fiscal 1994 to $1,223,707 in the current year. The increase relates to new equipment placed in service during the past twelve months.

Interest expense decreased $27,130 in the current year as compared to fiscal 1994 primarily due to the Company's use of a new banking system to transact its foreign payments. Interest income decreased $20,989 when compared to the prior year, due to the reduced availability of funds for investment in liquid deposits.

The Company incurred foreign currency losses of $363,095 in the current fiscal year as compared to foreign currency gains of $27,159 in fiscal 1994. This loss is primarily due to the exchange rate movement between the Swiss Franc and currencies billed to customers.

The Company incurred $3,917,258 in legal, professional fees and other costs in fiscal 1995 in connection with the proxy contest and the legal proceedings ancillary to the contest, as described in Item 3 - Legal Proceedings and the Notes to the Financial Statements contained herein.

- --------------------------------------------------------------------------
                 YEAR ENDED MARCH 31, 1994 (PREDECESSOR (1))

Net revenue increased by 82% to $12,736,882 (SF 17,989,947) in fiscal 1994 as compared to $6,985,357 (SF 10,410,369) reported for fiscal 1993. The continuing overall growth resulted primarily from increases in usage of the Company's intra/intercountry calling services, annual access fees and calling card subscriptions.

Cost of revenue was $8,315,697 (SF 11,745,334) an increase of 89% over the prior year's reported amount of $4,407,455 (SF 6,568,488). These costs represent, primarily, Postal, Telegraph and Telephone Authority and Telephone Company charges attributable to the increases in intra/intercountry calling services.

Management fees increased proportionately in accordance with the agreement between the Company and Residual, whereby ten percent (10%) of usage revenue is paid to Residual in return for general and administrative services.

Depreciation and amortization increased by $238,536 to $683,814 (SF 965,839) as compared to $445,278 (SF 663,603) in the prior year. The increase primarily relates to equipment placed in service during the past twelve months.

Selling, general and administrative expenses increased by 39% to $1,161,673 (SF 1,640,781) during fiscal year 1994 versus $832,947 (SF
1,241,353) in fiscal 1993. This increase is primarily attributable to merchant fees and commissions to enhancement customers, which are directly related to usage of the Company's calling services.

Interest income of $36,763 (SF 51,925) increased over last year's $8,148 (SF 12,144) due primarily to the investment in liquid deposits of higher average cash balances over the course of the year. Interest expense of $56,674 (SF 80,048) represents an increase of 208% over last year's $18,398 (SF 27,420) relating primarily to the financing of equipment under capital leases for the full year. Foreign currency loss of $35,123 (SF 49,609) is primarily due to the exchange rate movement between the Swiss Franc and currencies billed to customers. In the prior two years, the Company reported foreign currency gains of $13,610 (SF 20,284) and $36,707 (SF 55,042).

(1) Does not include the acquisition of the operating subsidiaries of Residual. (See Note 1- Business Combination in the Notes to
     Consolidated Financial Statements.)

- --------------------------------------------------------------------------
Liquidity and Capital Resources
- -------------------------------

                          YEAR ENDED MARCH 31, 1996

During the year ended March 31, 1996, cash and cash equivalents decreased from $1,734,232 to $950,483. The reduction in cash and cash equivalents consisted of the following components: (i) net cash flows provided by operating activities in the amount of $1,315,670 resulting primarily from net income for the year of $2,852,852, increased by depreciation and amortization expense of $1,564,435, offset by an increase in accounts receivable of $2,850,592 and a decrease in accrued expenses of $1,712,818 which primarily relates to payment of proxy related litigation expenses,
(ii) net cash flow used in investing activities in the amount of $3,404,118 related primarily to customization, modernization and expansion of the Company's Caviar network which increases usage capacity and facilitates transmission of non-voice data, (iii) cash flows provided by financing activities of $1,382,391 primarily relating to proceeds from the issuance of notes payable in the amount of $1,500,000, and (iv) the negative effect of exchange rate changes on cash which decreased cash and cash equivalents by $77,692.

In connection with the Company's continued expansion of its operations and implementation of its business plan, the Company has considered material commitments for capital expenditures and marketing. On February 28, 1996, the Company obtained a loan of five hundred thousand dollars ($500,000) from an individual stockholder which, under the terms of the Note executed by the Company, is to be repaid on or before August 28, 1997. In addition, on February 28, 1996, the Company renegotiated a one million dollar ($1,000,000) loan due April 20, 1996 by extending the term of the loan through September 28, 1997. These borrowings carry an interest rate of twelve percent (12%) per annum, payable monthly. In conjunction with these borrowings, the Company granted options to purchase 50,000 shares of restricted common stock at a purchase price of $6.00 and 100,000 shares at a purchase price of $6.00, respectively.

In March 1996, the Company engaged two investment banking firms, Oppenheimer & Company and Hanifen Imhoff, Inc., to assist the Company with respect to its future financing needs.

On June 3, 1996 the Company received a commitment from a financial institution to provide a $6 million senior secured term loan for capital expenditures, working capital and debt refinancing. Such loan agreement will include interest, payable quarterly at the institution's base rate plus 2 1/2% , with principal due one year after execution of a definitive loan document. The loan will be subject to certain financial covenants (as defined), will be secured by all of the assets of the Company and its subsidiaries, individually guaranteed by each of the Company's subsidiaries and include a pledge of the common stock of all of the Company's subsidiaries. In connection with this commitment, the lender will receive from the Company warrants to purchase 100,000 shares of the Company's common stock at an exercise price equal to 120% of the average stock price (as defined).

The Company's future plans to fund its working capital needs also consist of the following: (i) an April, 1996 master lease agreement in the amount of $500,000 for capital expenditures, (ii) issuance of additional shares of common stock or preferred stock, (iii) the creation of a long term debt facility, and (iv) cash flow generated from operations. There can be no assurance that the Company will be successful in its efforts to raise such additional capital.

Income Taxes
- ------------

The Company's effective tax rate is lower than the federal statutory rate as discussed in Note 8 to the Consolidated Financial Statements. As of March 31, 1996 the Company has recorded a net deferred tax asset of $2,431,000 primarily as a result of the tax effect of net operating loss carryforwards. As of March 31, 1996, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized.

New Accounting Pronouncements
- -----------------------------

The Financial Accounting Standards Board recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of this statement by the Company is not expected to have a material impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.




                        Next page is F-1 through F-39


                 (Balance of Page Left Blank Intentionally)

                          EXECUTIVE TELECARD, LTD.

                        ITEM 8 - Financial Statements
                      Index to Consolidated Statements
- --------------------------------------------------------------------------

NOTE: The 1996 and 1995 consolidated financial statements presented herein include the affects of the business combination discussed in Note 1 to such financial statements. The acquisition has been determined for the year ended March 31, 1995, to be an acquisition between entities under common control and accordingly has been recorded at historical cost in a manner similar to that in pooling-of-interest accounting with the financial statements presented as though the acquisition had occurred as of April 1, 1994.

1996 AND 1995 CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants                 F-3

Balance Sheets as of March 31, 1996 and 1995                    F-4 - F-5

Statements of Operations for the
Years Ended March 31, 1996 and 1995                                F-6

Statements of Stockholders' Equity for
the Years Ended March 31, 1996 and 1995                            F-7

Statements of Cash Flows for the
Years Ended March 31, 1996 and 1995                                F-8

Summary of Accounting Policies                                 F-9 - F-12

Notes to Consolidated Financial Statements                     F-13 - F-25

SCHEDULES -

II   Valuation and Qualifying Accounts                             F-26

1994 CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report                                       F-27

Statement of Operations for the Year
Ended March 31, 1994                                               F-28

Statement of Stockholders' Equity for the
Year Ended March 31, 1994                                          F-29

Statement of Cash Flows for the Year
Ended March 31, 1994                                               F-30

Notes to Consolidated Financial Statements                      F-31 - F-38

SCHEDULE -

II   Valuation and Qualifying Accounts                              F-39

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Executive TeleCard, Ltd.
Nanuet, New York

We have audited the accompanying consolidated balance sheets of Executive TeleCard, Ltd. and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1996. We have also audited the 1996 and 1995 schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Executive TeleCard, Ltd. and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the 1996 and 1995 schedules present fairly, in all material respects, the information set forth therein.


                              /s/BDO Seidman, LLP
                              BDO SEIDMAN, LLP

June 3, 1996
Denver, Colorado

                          EXECUTIVE TELECARD, LTD.

                         Consolidated Balance Sheets
- --------------------------------------------------------------------------

March 31,                                            1996           1995
- --------------------------------------------------------------------------

Assets
Current:
  Cash and cash equivalents                    $   950,483    $ 1,734,232
  Trade accounts receivable, less
    allowance of $239,000 and $346,000
    for doubtful accounts                        5,850,345      3,403,921
  Accounts receivable from related parties         732,794        505,576
  Other current assets                             123,482        211,824
- --------------------------------------------------------------------------
Total current assets                             7,657,104      5,855,553

Property and equipment,
  net of accumulated depreciation
  and amortization                               8,415,091      6,357,575

Other:
  Intangible assets - net                          222,265        314,506
  Deposits                                         251,490        278,229
  Other assets                                     186,124         28,049
  Advances for equipment purchases                       -        109,132
- --------------------------------------------------------------------------

Total other assets                                 659,879        729,916
- --------------------------------------------------------------------------

                                               $16,732,074    $12,943,044
- --------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          EXECUTIVE TELECARD, LTD.

                         Consolidated Balance Sheets
- --------------------------------------------------------------------------

March 31,                                            1996           1995
- --------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Accounts payable                             $ 2,428,882    $ 1,095,249
  Accounts payable to related parties               66,321        534,431
  Accrued expenses                               4,293,496      6,006,314
  Customer deposits                                302,205        349,385
  Unearned income                                  288,262        220,103
  Current maturities of long-term debt             162,250        146,037
- --------------------------------------------------------------------------

Total current liabilities                        7,541,416      8,351,519
Long-term debt, less current maturities          2,150,649        671,774
- --------------------------------------------------------------------------

Total liabilities                                9,692,065      9,023,293
- --------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.001 par value;
    20,000,000 shares authorized,
    14,408,626 and 14,279,962 outstanding           14,409         14,280
  Additional paid-in capital                    15,903,014     15,558,045
  Accumulated deficit                           (8,960,196)   (11,813,048)
  Accumulated translation adjustment                82,782        160,474
- --------------------------------------------------------------------------

Total stockholders' equity                       7,040,009      3,919,751
- --------------------------------------------------------------------------

                                               $16,732,074    $12,943,044
- --------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          EXECUTIVE TELECARD, LTD.

                    Consolidated Statements of Operations
- --------------------------------------------------------------------------

Years Ended March 31,                                1996           1995
- --------------------------------------------------------------------------
Net revenue                                    $30,298,228    $22,980,726

Cost of revenue                                 18,501,402     15,459,946
- --------------------------------------------------------------------------

Gross Profit                                    11,796,826      7,520,780
- --------------------------------------------------------------------------

Costs and expenses:
  Selling, general and
    administrative                               7,135,382      6,589,380
  Depreciation and amortization                  1,564,435      1,223,707
- --------------------------------------------------------------------------

Total costs and expenses                         8,699,817      7,813,087
- -------------------------------------------------------------------------

Income (loss) from operations                    3,097,009       (292,307)
- -------------------------------------------------------------------------
Other income (expense):
  Interest expense                                (185,977)       (82,054)
  Interest income                                    1,848         39,532
  Foreign currency transaction loss                (96,028)      (363,095)
  Proxy related litigation expense                       -     (3,917,258)
  Other income (expense)                           350,000         (1,318)
- --------------------------------------------------------------------------
Total other income (expense)                        69,843     (4,324,193)
- --------------------------------------------------------------------------

Income (loss) before taxes on income             3,166,852     (4,616,500)
Taxes on income                                    314,000              -
- --------------------------------------------------------------------------
Net income (loss)                              $ 2,852,852    $(4,616,500)
- --------------------------------------------------------------------------

Net income (loss) per share                    $      0.20    $     (0.33)
- --------------------------------------------------------------------------

Weighted average number of shares
  and share equivalents outstanding             14,367,589     14,018,550
- --------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          EXECUTIVE TELECARD, LTD.

               Consolidated Statements of Stockholders' Equity
- --------------------------------------------------------------------------

                                                                Additional
                                           Common Stock           Paid-in
Years Ended March 31, 1996 and 1995    Shares        Amount       Capital
- --------------------------------------------------------------------------

Balance, April 1, 1994 as
  previously reported                13,216,151    $13,216    $13,841,114

  Pooling of interests with
    Residual operating
    subsidiaries                        697,828        699        487,970
- -------------------------------------------------------------------------

Balance, April 1, 1994 as restated   13,913,979     13,915     14,329,084

  Stock issued in connection
    with Private Placements
    to affiliate                         66,000         66        449,934
  Stock issued in connection with
    Private Placements                  226,707        226        602,958
  Exercise of stock options              73,276         73        176,069
  Foreign currency translation
    adjustment                                -          -              -
  Net loss                                    -          -              -
- --------------------------------------------------------------------------

Balance, March 31, 1995              14,279,962     14,280     15,558,045

  Stock issued in lieu of
    cash payments                       113,366        114        309,885
  Exercise of stock options              15,298         15         35,084
  Foreign currency translation
    adjustment                                -          -              -
  Net income                                  -          -              -
- --------------------------------------------------------------------------

Balance, March 31, 1996              14,408,626    $14,409    $15,903,014
- --------------------------------------------------------------------------


                                                 Accumulated      Total
                                    Accumulated  Translation  Stockholders'
Years Ended March 31, 1996 and 1995   Deficit    Adjustment      Equity
- --------------------------------------------------------------------------

Balance, April 1, 1994 as
  previously reported               $ 1,672,605   $(38,861)   $15,488,074

  Pooling of interests with
    Residual operating
    subsidiaries                     (8,869,153)         -     (8,380,484)
- --------------------------------------------------------------------------

Balance, April 1, 1994 as restated   (7,196,548)   (38,861)     7,107,590

  Stock issued in connection
    with Private Placements
    to affiliate                              -          -        450,000
  Stock issued in connection with
    Private Placements                        -          -        603,184
  Exercise of stock options                   -          -        176,142
  Foreign currency translation
    adjustment                                -    199,335        199,335
  Net loss                           (4,616,500)               (4,616,500)
- --------------------------------------------------------------------------

Balance, March 31, 1995             (11,813,048)   160,474      3,919,751

  Stock issued in lieu of
    cash payments                             -          -        309,999
  Exercise of stock options                   -          -         35,099
  Foreign currency translation
    adjustment                                -    (77,692)       (77,692)
  Net income                          2,852,852          -      2,852,852
- --------------------------------------------------------------------------

Balance, March 31, 1996             $(8,960,196)  $ 82,782    $ 7,040,009
- --------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          EXECUTIVE TELECARD, LTD.

                    Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents

Years Ended March 31,                                1996           1995
- --------------------------------------------------------------------------
Operating activities
  Net income (loss)                            $ 2,852,852    $(4,616,500)
  Adjustments to reconcile net income
    (loss) to net cash flows provided by
    operating activities:
      Depreciation and amortization              1,564,435      1,223,707
      Provision for bad debts                      176,950        207,849
      Stock issued in lieu of cash payments        309,999              -
      Changes in operating assets
        and liabilities:
          Accounts receivable                   (2,850,592)      (812,763)
          Other assets                              88,342        162,505
          Accounts payable                         865,523           (330)
          Accrued expenses                      (1,712,818)     4,554,733
        Other liabilities                           20,979        123,961
- --------------------------------------------------------------------------
Cash provided by operating activities            1,315,670        843,162
- --------------------------------------------------------------------------

Investing activities:
  Acquisitions of property and equipment        (3,426,322)    (1,905,477)
  Other assets                                      22,204         31,621
- --------------------------------------------------------------------------
Cash used in investing activities               (3,404,118)    (1,873,856)
- --------------------------------------------------------------------------

Financing activities:
  Proceeds from notes payable                    1,500,000              -
  Proceeds from issuance of common stock            35,099      1,229,326
  Principal payments on long-term debt            (152,708)      (145,166)
- --------------------------------------------------------------------------
Cash provided by financing activities            1,382,391      1,084,160
- --------------------------------------------------------------------------
Effect of exchange rate changes on cash            (77,692)       199,335
- -------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                (783,749)       252,801

Cash and cash equivalents,
  beginning of year                              1,734,232      1,481,431
- --------------------------------------------------------------------------
Cash and cash equivalents,
  end of year                                  $   950,483    $ 1,734,232
 -------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          EXECUTIVE TELECARD, LTD.

                       Summary of Accounting Policies
- --------------------------------------------------------------------------

Organization and
Business Executive TeleCard, Ltd. (the "Company") provides various worldwide telecommunications services, including intra/intercountry calling card services which it markets as an enhancement to charge, credit and telephone calling cards; toll-free (800) services; a turnkey calling card system to countries that do not have a telephone calling card; and company issued stand-alone calling cards called "Executive TeleCard International-TM-. The Company's telephone calling services permit travelers to place calls directly within and from presently 63 countries and territories to virtually anywhere in the world.

Basis of
Presentation and
Consolidation       The consolidated financial statements have been
                    prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

                    As described in Note 1, effective March 31, 1995, the Company acquired the operating subsidiaries of Residual Corporation, an affiliated entity. The acquisition was accounted for in a manner similar to a pooling-of-interests and, accordingly, the Company's financial statements have been presented to include the results of the operating subsidiaries as though the acquisition occurred as of April 1, 1994.

Foreign Currency
Translation         The functional currency for the Company's foreign
                    operations is the applicable local currency. The translation of the applicable foreign currency into United States Dollars is computed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are included in stockholders' equity.

                    As a result of changes in the nature and activities of the Company's consolidated operations, including among other things, the Residual acquisition, effective April 1, 1995, the Company changed its reporting currency from Swiss Francs to United States Dollars. Previously, the Company's reporting currency was Swiss Francs. The information previously reported in Swiss Francs has been converted to United States Dollars in accordance with FASB 52 and restated for all periods presented.

                    In connection with this change in the Company's reporting currency, the Company also changed the functional currency of its two Turks & Caicos subsidiaries from Swiss Francs to United States Dollars. The impact of this change was not material to the Company's consolidated financial statements.

Use of
Estimates           The preparation of financial statements in conformity
                    with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the quarter ended March
                    31, 1996, based upon information then available, the Company revised its estimates regarding the collectability of certain foreign non-trade receivable amounts. As a result, previously recorded allowances, totaling approximately $400,000 were reversed.

Financial Instruments
and Concentrations
of Credit Risk      Financial instruments which potentially subject the
                    Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

                    The Company places its cash and temporary cash investments with quality financial institutions. At times, such investments may be in excess of Governmental insured limits.

                    Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

                    The Company's enhancement card customers are permitted to choose the currency in which they pay for calling services from among several different currencies determined by the Company. Thus, the Company's earnings may be materially affected by movements in the exchange rate between the United States Dollar and such other currencies. The Company has been considering several strategies to reduce its foreign currency exposure.

                    The carrying amounts of financial instruments including cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount and fair value of the Company's long-term debt is not significant.

Property,
Equipment,
Depreciation and
Amortization        Property and equipment are stated at cost.  Additions,
                    installation costs and major improvements of property and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of property and equipment retired or sold, together with the related accumulated depreciation or amortization, are removed from the appropriate accounts and the resulting gain or loss is included in the statement of operations.

                    Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets ranging from five to twenty years.

Intangible Assets   Intangible assets consist of licenses and trademarks,
                    organization costs, deferred installation charges and a customer database which are stated at cost.
                    Amortization is provided on the straight-line method over ten (10) years for licenses and trademarks and over five (5) years for organization costs, deferred installation charges and the customer database. The carrying value of intangible assets is periodically reviewed and impairments, if any, are recognized when expected future benefit to be derived from individual intangible assets is less than its carrying value.

Revenue
Recognition         Telephone usage revenue is recognized as utilized by
                    subscribers. Billings to subscribers are based upon established tariffs filed with the United States
                    Federal Communications Commission, or for usage outside of the United States' tariff requirements, at rates established by the Company.

Taxes on Income     The Company accounts for income taxes under Statement
                    of Financial Accounting Standards No. 109 ("SFAS No.
                    109"). Under SFAS No. 109 temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Net Income (Loss)
Per Share           Net income (loss) per share and common equivalent
                    share is computed using the weighted average number of shares outstanding during each period. Warrants and options outstanding to purchase common stock are included as common stock equivalents when dilutive.

Cash Equivalents    The Company considers cash and all highly liquid
                    investments purchased with an original maturity of three months or less to be cash equivalents.

Recent Accounting
Pronouncements      The Financial Accounting Standards Board recently
                    issued SFAS No. 121, "Accounting for the Impairment of
                    Long-Lived Assets" and SFAS No. 123, "Accounting for
                    Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of this statement by the Company is not expected to have a material impact on the financial statements. SFAS
                    No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method.
                    If the fair value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

Reclassifications   Certain items included in the prior year's financial
                    statements have been reclassified to conform to the current year's presentation.


                 (Balance of Page Left Blank Intentionally)

                          EXECUTIVE TELECARD, LTD.

                      Notes to Consolidated Statements
- --------------------------------------------------------------------------

1.   Business
     Combination         Effective March 31, 1995, the Company acquired
                         substantially all of the assets of Residual
                         Corporation ("Residual"). In connection with the acquisition, the management agreement between the Company and Residual, as described in Note 2, resulted in a transfer of the agreement to a wholly-owned subsidiary of the Company. As a result, as of April 1, 1995, the Company, through its subsidiaries, is responsible for all expenses previously included under the agreement. In consideration for the transaction, the Company issued 697,828 (restated to reflect the effect of a stock dividend as described in Note 7) restricted shares of its common stock to Residual and also discharged approximately $12,722,000 of debt obligations payable by Residual to the Company.

                         As a result of the transfer of the management agreement and considering the historical relationship between the Company and Residual, the transaction is considered to be an exchange between enterprises under common control and accordingly, it has been accounted for at historical cost in a manner similar to that in pooling-of-interests accounting with the accompanying financial statements presented to include the accounts and operations of the acquired companies as though the acquisition had occurred as of April 1, 1994.

2.   Related Party
     Transactions        During 1989, the Company entered into a ten year
                         management agreement with Residual. Under the agreement Residual provided the Company with general and administrative services including facilities and administrative personnel but excluded costs for legal, accounting, marketing, advertising and promotion and stockholder relations. In consideration for these services, the Company paid Residual 10% of gross revenues, as defined. As discussed in Note 1, as of March
                         31, 1995 the Company acquired substantially all of the assets of Residual effectively terminating the agreement.

                         Through March 30, 1995, the Company had advanced Residual approximately $12,722,000 under a non-interest bearing loan agreement secured by substantially all of Residual's tangible and intangible assets. In connection with the acquisition by the Company of substantially all of the assets of Residual as of March 31, 1995, as discussed in Note 1, the outstanding loan balance was discharged.

                         The Company has transactions with its corporate stockholders primarily in the ordinary course of business as customers or vendors. Such transactions are not significant to the operations of the Company and as of March 31, 1996 and 1995, $732,794 and $505,576 was due from such stockholders and $66,321 and $534,431 was payable to such stockholders.

                         During April 1995 an agreement between the Company and a corporate stockholder was finalized to resolve certain claims and potential claims between the two parties. The claims arose out of negotiated transactions whereby sales of the Company's restricted common stock had occurred at prices at or below the quoted market price.
                         Under the agreement, the corporate stockholder granted the Company an irrevocable proxy to vote all of the shares beneficially owned or controlled by the stockholder in favor of the director nominees proposed by the Board, agreed not to compete with nor solicit Company employees for a period of three years and paid to the Company the sum of $350,000. Such amount has been included as other income in the accompanying 1996 consolidated Statement of Operations.

3.   Contingency
     and Litigation
     Costs During fiscal 1995, a number of legal actions were commenced involving certain minority stockholders and the Company, certain of its directors and officers and affiliates. The initial claims and counterclaims concerned the filing of the Company's proxy statement for the year ended March 31, 1994 and whether such proxy statement was false and misleading in that it failed to properly disclose certain information and transactions. Additionally, the initial claim initiated a fight for control of the Board of Directors of the Company. Following the initial motion filing, numerous claims, counterclaims, and amendments thereof have been filed in the United States District Court for the Southern District of New York. On June 20, 1995, the Court denied a June 1, 1995 action by the minority stockholders to block the Company's fiscal 1994 proxy efforts and this allowed the scheduled June 30, 1995 annual stockholders meeting for 1994 to be held. The vote of the stockholders at the June 30, 1995 meeting effectively ended the struggle for control of the Company when the proposed slate of directors put forth by the Company was elected.

                         In May 1996, the minority stockholders dismissed all of their claims against the Company with prejudice. The Company issued 10,000 restricted shares of the Company's common stock, which will be increased if the Company's stock is trading at a price less than $11.00 per share on May 28, 1998. The shares were issued to resolve claims arising from a purported settlement agreement calling for payment by the Company of approximately $730,000, plus legal fees, to the dissident stockholders. Further, the dissident stockholders released all claims against the Company under an April 1996 judgment for approximately $48,000 in interim attorney's fees and indemnified the Company for any amounts ultimately paid by the Company under that judgment.

                         Largely, as a result of the minority
                         shareholders' legal actions, several class action complaints were filed by minority shareholder groups, involving the Company, its officers and directors and certain affiliates which actions were, by order dated January 18, 1995 consolidated into a single action. An amended consolidated complaint was served on March 27, 1995 alleging that the Company's financial statements for fiscal years 1991, 1992, 1993 and 1994 misrepresented and/or omitted material facts regarding the Company's operations and/or financial condition.

                         In January, 1996, the Court certified the putative class to include all persons who purchased the Company's stock in the open market between October 28, 1991 and October 27, 1994. This action is in discovery.

                         The ultimate disposition of the consolidated class action cannot presently be determined and management of the Company intends to vigorously fight such action, however, in the event the Company is unsuccessful in its efforts, such outcome could have a material adverse impact on the financial position and results of operations of the Company. Since such outcome cannot presently be determined, no amounts have been provided for in the accompanying consolidated financial statements.

                         As a result of the above actions and related matters, the Company recorded $3,917,258 in costs and expenses during the year ended March 31, 1995. See Note 5.

                         The Company and its subsidiaries are also parties to various other legal actions and various claims arising in the ordinary course of business. Management of the Company believes that the disposition of such other actions and claims will not have a material effect on the financial position of the Company.

4.   Property and
     Equipment           Property and equipment at March 31, 1996 and 1995
                         consisted of the following:

                                                        1996         1995
                         -------------------------------------------------
                         Land                      $   247,300 $   247,300
                         Buildings and improvements    594,335     412,089
                         Call processor equipment    8,206,030   5,955,909
                         Furniture and equipment     4,377,076   3,335,287
                         Call diverters              1,396,246   1,396,246
                         Equipment under capital
                           leases                    1,031,313     883,518
                         -------------------------------------------------
                                                    15,852,300  12,230,349
                         Less accumulated deprecia-
                         tion and amortization       7,437,209   5,872,774
                         -------------------------------------------------
                                                   $ 8,415,091 $ 6,357,575
                         -------------------------------------------------

                         Depreciation and amortization expense for the years ended March 31, 1996 and 1995 was $1,564,435 and $1,223,707 respectively.

                         Property and equipment at March 31, 1996 and 1995, includes certain telephone and office equipment under capital lease agreements with an original cost of $1,031,313 and $883,518 and accumulated depreciation of $447,224 and $176,474.

5.   Accrued
     Expenses Accrued expenses at March 31, 1996 and 1995 consisted of the following:

                                                         1996       1995
                         -------------------------------------------------
                         Telephone services - Postal,
                           Telegraph and Telephone
                           Authorities             $ 2,198,965 $ 2,604,101
                         Proxy expenses (Note 3)       664,003   1,941,957
                         Commissions                   416,089     530,699
                         Income taxes payable          314,000           -
                         Legal and professional fees   219,619     459,540
                         Other                         480,820     470,017
                         -------------------------------------------------
                                                   $ 4,293,496 $ 6,006,314
                         -------------------------------------------------

                         During the quarter ended March 31, 1996, certain accruals were reduced, including approximately $100,000 in accrued compensation and $95,000 in accrued line charges.

6.   Long-Term
     Debt At March 31, 1996 and 1995, long term debt consisted of the following:


                                                       1996         1995
                         -------------------------------------------------
                         12% unsecured term note
                           payable to a foreign
                           corporation, interest
                           payable monthly,
                           principal due and
                           payable September 28,
                           1997 (1)
                                                  $ 1,000,000  $         -

                         12% unsecured term note
                           payable to a stock-
                           holder, interest
                           payable monthly,
                           principal due and
                           payable August 28,
                           1997 (2)                   500,000            -

                         Capitalized lease
                           obligations                648,202      649,106

                         9% mortgage note, payable
                           $1,586 monthly,
                           including interest,
                           through November 1997,
                           with a December 1997
                           balloon payment, secured
                           by deed of trust on the
                           related land and
                           building                   164,697      168,705
                         -------------------------------------------------
                         Total                      2,312,899      817,811
                         Less current maturities      162,250      146,037
                         -------------------------------------------------
                         Total long term debt     $ 2,150,649  $   671,774
                         -------------------------------------------------

                         (1) In connection with this transaction, the Company issued options to purchase 100,000 shares of the Company's common stock at a price of $6.00 per share, expiring February 28, 1999. At March 31, 1996, such options have not been exercised (See Note 7).

                         (2) In connection with this transaction, the Company issued options to purchase 50,000 shares of the Company's common stock at a price of $6.00 per share, expiring February 28, 1999. At March 31, 1996, such options have not been exercised (See Note 7).

                         The value assigned to such options when granted in connection with the above note agreements is being amortized over the term of the respective notes.

                         Future maturities of long-term debt and future minimum lease payments under capital lease obligations at March 31, 1996 are as follows:


                              Year          Long-term   Capital
                         ended March 31,      Debt      Leases     Total
                         -------------------------------------------------
                              1997          $    4,384 $224,782 $  229,166
                              1998           1,660,313  223,215  1,883,528
                              1999                   -  216,331    216,331
                              2000                   -  139,371    139,371
                              2001                   -   26,356     26,356
                         -------------------------------------------------

                         Total payments      1,664,697  830,055  2,494,752
                         Less amounts repre-
                           senting interest          -  181,853    181,853
                         -------------------------------------------------
                         Principal payments  1,664,697  648,202  2,312,899

                         Less current matur-
                           ities                 4,384  157,866    162,250
                         -------------------------------------------------
                         Total long-term
                          debt              $1,660,313 $490,336 $2,150,649
                         -------------------------------------------------

7.   Stockholders'
     Equity              Common Stock

                         In connection with the Residual acquisition discussed in Note 1, the Company issued 697,828 shares of its common stock as of March 31, 1995. The acquisition has been accounted for in a manner similar to a pooling-of-interests with the accompanying financial statements presented to include the accounts and operations as though the acquisition occurred as of April 1, 1994.

                         On June 30, 1995, the Board of Directors authorized a stock split, effected in the form of a 10% stock dividend, payable to shareholders of record on August 10, 1995. All references to common share and per share amounts in the accompanying financial statements have been retroactively restated to reflect the effect of this stock dividend (See Note 12).

                         Employee Stock Option and Appreciation Rights
                         Plan

                         On December 14, 1995 the Board of Directors adopted the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan"), expiring December 15, 2005, reserving for issuance 1,000,000 shares of the Company's common stock. The Employee Plan provides for grants to key employees, advisors or consultants of or to the Company at the discretion of the Stock Option Committee of the Board of Directors, stock options to purchase common stock of the Company at a price equal to the fair market value, as defined, on the date of grant. Any options granted under the Employee Plan must be exercised within ten years of the date they were granted.

                         Under the Employee Plan stock appreciation rights ("SAR"s) may also be granted in connection with the granting of an option and any SARs granted will be alternative to the related option. A SAR is exercisable at the same time or times that the related option is exercisable. The Company will pay the SAR in shares of common stock equal to the excess of the fair market value, at the date of exercise, of a share of common stock over the exercise price of the related option. The exercise of a SAR automatically results in the cancellation of the related option on a share-for-share basis.

                         During the fiscal year 1996, the Stock Option Committee of the Board of Directors granted options to purchase an aggregate of 557,200 restricted shares of common stock to its employees under the Employee Plan at exercise prices from $6.00 to $7.25 per share. The employees were also granted Stock Appreciation Rights in tandem with the options granted to them.

                         Directors Stock Option and Appreciation Rights
                         Plan

                         On December 14, 1995 the Board of Directors adopted the Directors Stock Option and Appreciation Rights Plan (the "Director Plan"), expiring December 15, 2005, reserving for issuance 850,000 shares of the Company's common stock. The Director Plan provides that each person who is a member of the board of directors in December of each year (as defined) shall be granted, each year, a ten-year stock option to purchase 10,000 shares of common stock of the Company at a price equal to the fair market value, as defined, on the date of grant, as well as a corresponding stock appreciation right. An SAR is exercisable at the same time or times that the related option is exercisable. The Company will pay the SAR in shares of common stock equal to the excess of the fair market value, at the date of exercise, of a share of common stock over the exercise price of the related option. The exercise of an SAR automatically results in the cancellation of the related option on a share-for-share basis.

                         On December 15, 1995, the Stock Option Committee of the Board of Directors confirmed the automatic grant of options to purchase 60,000 restricted shares of common stock to its directors pursuant to the Company's Director Plan at an exercise price of $6.00 per share which was equal to the fair market value of the shares on the date of grant. The options are exercisable for a period of ten (10) years so long as the director remains with the Company. The directors were also granted Stock Appreciation Rights in tandem with options granted to them.

                         Other Stock Option Plans

                         The Company has several other stock option plans for the benefit of officers, employees, directors and consultants. The plans are administered by a Stock Option Committee of the Board of Directors. Options granted by the committee are at fair market value of the common stock as of the date of grant, are immediately exercisable and depending upon the terms of the plan, expire after three or five years unless the individual is separated from the Company prior to the end of that period.

                         Following is a summary of the changes in options outstanding under all of the Company's option arrangements during the years ended March 31, 1996 and 1995, after restatement for the 10% stock dividend:


                                                   Number of  Option Price
                                                    Shares      per Share
                         -------------------------------------------------

                         Balance, April 1, 1994      578,974  $2.25 - 11.98

                           Options granted            98,230   6.82 - 8.98
                           Options expired          (107,584)  2.25 - 6.82
                           Options exercised         (73,277)  2.25 - 3.10
                         -------------------------------------------------

                         Balance, March 31, 1995     496,343  2.25 - 11.98

                           Options granted           767,200   6.00 - 7.25
                           Options expired          (340,136)  2.25 - 8.98
                           Options exercised         (14,277)  2.25 - 5.82
                         -------------------------------------------------

                         Balance, March 31, 1996     909,130  $5.26 - 11.98
                         -------------------------------------------------

8.   Taxes on
     Income Taxes on income for the years ended March 31, 1996 and 1995 consisted of the following:

                                                       1996       1995
                         -------------------------------------------------
                         Current
                           Federal                $  230,000  $         -
                           Foreign                    64,000            -
                           State                      20,000            -
                         -------------------------------------------------
                         Total current               314,000            -
                         -------------------------------------------------
                         Deferred:
                           Federal                  (315,000)   1,699,000
                           State                     (28,000)           -
                         -------------------------------------------------

                                                    (343,000)   1,699,000
                         Change in valuation
                           allowance                 343,000   (1,699,000)
                         -------------------------------------------------
                         Total                   $   314,000  $         -
                         -------------------------------------------------

                         As of March 31, 1996 and 1995, the net deferred tax asset recorded and its approximate tax effect consisted of the following:


                                                      1996          1995
                         -------------------------------------------------

                         Net operating loss
                           carryforwards         $ 2,085,000  $ 2,428,000
                         Nondeductible expense
                           accruals                  314,000      315,000
                         Other                        32,000       31,000
                         -------------------------------------------------

                                                   2,431,000    2,774,000
                         Valuation allowance      (2,431,000)  (2,774,000)
                         -------------------------------------------------
                         Net deferred tax asset  $         -  $         -
                         -------------------------------------------------

                         As of March 31, 1996, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized based in part on the foreign operations and the operating loss carryforwards availability only to offset U.S. tax provisions.

                         For the years ended March 31, 1996 and 1995 a reconciliation of the United States federal statutory rate to the effective rate is shown below:

                                                           1996      1995
                         -------------------------------------------------
                         Federal tax (benefit) computed
                           at statutory rate              34.0%    (34.0)%
                         State tax (benefit), net of
                           federal tax benefit             1.0      (3.0)
                         Effect of foreign operations    (14.0)      -
                         Net operating losses for which
                           no tax benefit is currently
                           available                       -         9.0
                         Change in valuation allowance   (11.0)     28.0
                         -------------------------------------------------
                         Total                            10.0%      -%
                         -------------------------------------------------

                         As of March 31, 1996, the Company has net operating loss carryforwards available of approximately $5,635,000, which can offset future years U.S. taxable income. Such carryforwards expire in various years through 2011 and are subject to limitation under the Internal Revenue Code of 1986, as amended.

9.   Segment
     Information         The Company is engaged in one line of business -
                         Telecommunications. The following table presents information about the Company by geographic area:


                                                       Asia   United States
                                          Europe      Pacific  and Canada
                         -------------------------------------------------
                         1996
                         Sales          $8,600,644  $9,153,873 $8,636,057
                         -------------------------------------------------
                         Operating income
                           (loss)       $1,386,829  $1,145,898 $  (68,332)
                         -------------------------------------------------
                         Identifiable
                           assets       $5,225,110  $3,659,245 $6,578,431
                         -------------------------------------------------
                         1995
                         Sales          $9,227,781  $6,775,895 $4,995,462
                         -------------------------------------------------
                         Operating income
                           (loss)       $  754,924  $  566,779 $ (462,326)
                         -------------------------------------------------
                         Identifiable
                           assets       $4,005,028  $2,821,095 $5,406,552
                         ------------------------------------------------

                                                     Other       Totals
                         -------------------------------------------------
                         1996
                         Sales                   $ 3,907,654  $30,298,228
                         -------------------------------------------------
                         Operating income
                           (loss)                $   632,614  $ 3,097,009
                         -------------------------------------------------
                         Identifiable
                           assets                $ 1,269,288  $16,732,074
                         -------------------------------------------------
                         1995
                         Sales                   $ 1,981,588  $22,980,726
                         -------------------------------------------------
                         Operating income
                           (loss)                $(1,151,684) $  (292,307)
                         -------------------------------------------------
                         Identifiable
                           assets                $   710,369  $12,943,044
                         -------------------------------------------------

                         For the years ended March 31, 1996 and 1995, one customer accounted for approximately $4,469,000 or 15% and $2,827,000 or 12% of total revenue.

10.  Commitments
     and Contingency     Employment Agreements

                         The Company and certain of its subsidiaries have employment agreements with certain key employees expiring at varying times over the next three years. The Company's remaining aggregate commitment at March 31, 1996 under such agreements is approximately $319,000.

                         Carrier Arrangements

                         The Company has entered into agreements with certain long-distance carriers in the United States and with telephone utilities in various foreign countries to transmit telephone signals domestically and internationally. The Company is entirely dependent upon the cooperation of the telephone utilities with which it has made arrangements for its operational and certain of its administrative requirements. The Company's arrangements are nonexclusive and take various forms. Although some of such arrangements are embodied in formal contracts, a telephone utility could cease to accommodate the Company's arrangements at any time. The Company does not foresee any threat to existing arrangements with these utilities, however, depending upon the location of the telephone utility, such action could have a material adverse affect on the Company's financial position or operating results.

                         Lease Agreements

                         The Company leases office space under various operating leases. As of March 31, 1996, remaining minimum annual rental commitments under noncancelable operating leases are as follows:

                              Year ended March 31,                Total
                              --------------------------------------------
                                     1997                      $  290,000
                                     1998                         252,000
                                     1999                         204,000
                                     2000                         203,000
                                     2001                         207,000
                                     Thereafter                   236,000
                              --------------------------------------------
                                                               $1,392,000
                              --------------------------------------------

                         Rent expense for the years ended March 31, 1996 and 1995 was approximately $197,000 and $203,000.

11.  Government
     Regulations         The telephone calling card industry is highly
                         competitive and subject to extensive governmental regulations, both in the United States and abroad. Pursuant to the Federal Communications
                         Act, the Federal Communications Commission
                         ("FCC") is required to regulate the telephone communications industry in the United States.
                         Under current FCC policy, telecommunications carriers, including the Company, who resell the domestic services of other carriers and who do not own telecommunications facilities of their own, are considered to be non-dominant and, as a result, are subject to the least rigorous regulation. Telecommunications activities are also subject to government regulation in every country throughout the world. The Company has numerous licenses, agreements, or equipment approvals in Hong Kong, Canada, Denmark, Germany,
                         Japan and in other foreign countries where operations are conducted. To date, the Company has not been required to comply or been notified that it cannot comply with any material international regulations in order to pursue its existing business activities. There can be no assurances, however, that the current United
                         States regulatory environment, including the present level of FCC regulation will continue to be considered non-dominant and that various foreign governmental authorities will not seek to assert jurisdiction over the Company's rates or other aspects of its calling services. Such changes could have a material adverse affect on the Company's financial condition or operating results.

12.  Subsequent
     Events On May 14, 1996 the Board of Directors adopted certain resolutions asking the Company's stockholders to amend the Company's Restated Certificate of Incorporation at the 1996 annual meeting to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000 and to authorize the issuance of a new class of 5,000,000 shares of preferred stock. On May 14, 1996 the Board of Directors also authorized a stock split, effected in the form of a 10% stock dividend, payable to stockholders of record on June 14, 1996. Such stock dividend will only take effect if the stockholders approve the increase in the number of authorized shares of common stock and therefore is not reflected in the accompanying financial statements.

                         Effective April 30, 1996 the Company entered into a borrowing agreement with a bank which provides a $500,000 capital lease commitment for equipment acquisitions. As of June 3, 1996 approximately $100,000 of equipment has been leased under this agreement at a 9% annual interest rate.

                         On June 3, 1996 the Company received a commitment from a financial institution to provide a $6 million senior secured term loan for capital expenditures, working capital and debt refinancing. Such loan agreement will include interest, payable quarterly at the institution's base rate plus 2 1/2% , with principal due one year after execution of a definitive loan document. The loan will be subject to certain financial covenants (as defined), will be secured by all of the assets of the Company and its subsidiaries, individually guaranteed by each of the Company's subsidiaries and include a pledge of the common stock of all of the Company's subsidiaries. In connection with this commitment, the lender will receive from the Company, warrants to purchase 100,000 shares of the Company's common stock at an exercise price equal to 120% of the average stock price (as defined).


13.  Supplemental                                          1996     1995
     Disclosures of      -------------------------------------------------
     Cash Flow           Cash paid during the year for:
     Information           Interest                      $160,088 $ 63,713
                         -------------------------------------------------
                           Income taxes                  $      - $140,998
                         -------------------------------------------------
                         Noncash investing and
                           financing activities:
                           Equipment acquired under
                             capital lease obligations   $147,794
$282,800
                         -------------------------------------------------
                           Stock issued in lieu of cash
                             payments                    $309,999 $      -
                         -------------------------------------------------

                          EXECUTIVE TELECARD, LTD.

               Schedule II - Valuation and Qualifying Accounts
- -------------------------------------------------------------------------
Allowance for Doubtful Accounts


                             Balance at   Charged to               Balance
                              Beginning    Cost and                at End
Description                   of Period    Expenses  Deductions   of Period
- --------------------------------------------------------------------------

Year Ended March 31, 1996     $346,000     $349,747   $456,747    $239,000
- --------------------------------------------------------------------------
Year Ended March 31, 1995     $511,362     $314,905   $480,267    $346,000
- --------------------------------------------------------------------------

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Executive TeleCard, Ltd.
8 Avenue C
Nanuet, New York  10954

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Executive TeleCard, Ltd. for the year ended March 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated statements of income, stockholders' equity, and cash flows referred to above present fairly, in all material respects, the results of operations of Executive TeleCard, Ltd. and its cash flows for the year ended March 31, 1994 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule for 1994 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule for 1994 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                   /s/Goldstein, Karlewicz & Goldstein LLP
                                   Certified Public Accountants


Chestnut Ridge, New York
May 20, 1994

                          EXECUTIVE TELECARD, LTD.
                      CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED MARCH 31, 1994


                                               Swiss Francs  U.S. Dollars
                                               ------------  ------------
                                                              (unaudited)
Net Revenue                                    SF 17,989,947 $ 12,736,882
                                               ------------- ------------
Cost of Revenue - Affiliated                      11,662,189    8,256,830
Cost of Revenue - Unaffiliated                        83,145       58,867
                                               ------------- ------------
Total Cost of Revenue                             11,745,334    8,315,697
                                               ------------- ------------
Gross Profit                                       6,244,613    4,421,185
                                               ------------- ------------

Costs and Expenses:
- -------------------
Management Fees - Affiliated                       1,593,041    1,127,873
Depreciation and Amortization                        965,839      683,814
Selling, General and Administrative Expenses       1,640,781    1,161,673
                                               ------------- ------------
Total Costs and Expenses                           4,199,661    2,973,360
                                               ------------- ------------
Income from Operations                             2,044,952    1,447,825
                                               ------------- ------------

Other Income (Expense):
- -----------------------
Interest Income                                       51,925       36,763
Interest Expense                                     (80,048)     (56,674)
Foreign Currency Transaction Loss                    (49,609)     (35,123)
                                               ------------- ------------
Total Other Expense                                  (77,732)     (55,034)
                                               ------------- ------------
Income Before Provision for Income Taxes           1,967,220    1,392,791

Provision for Income Taxes                            98,000       69,384
                                               ------------- ------------

Net Income                                     SF  1,869,220 $  1,323,407
                                               ============= ============
Net Income Per Share                           SF       0.15 $       0.11
                                               ============= ============
Weighted Average Number of Shares and
  Equivalents Outstanding                         12,192,400   12,192,400
                                               ============= ============
Pro Forma Net Income Per Share (1)             SF       0.14 $       0.10
                                               ============= ============
Pro Forma Weighted Average Number of Shares
  and Equivalents Outstanding (1)              SF 13,411,640 $ 13,411,640
                                               ============= ============

(1) To give effect to the ten percent (10%) common stock split, effected in the form of a stock dividend distributed on August 25, 1995 to shareholders of record as of August 10, 1995.


See Notes to Consolidated Financial Statements.

                           EXECUTIVE TELECARD, LTD
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED MARCH 31, 1994


                                                               ADDITIONAL
                                      COMMON STOCK               PAID-IN
                                 SHARES          AMOUNT          CAPITAL
                               -----------      ---------        -------

                                      SWISS FRANCS
                                      ------------
Balances at March 31, 1993:    11,468,489    SF   17,227   SF  15,211,532

Year Ended March 31, 1994:

Stock Issued in Connection
  with Private Placements
  to Affiliate                    302,500            435        2,518,063
Stock Issued in Connection
  with Private Placements         121,000            174        1,124,422
Exercise of Incentive Stock
  Options                           1,694              3           11,474
Exercise of Stock Warrant         121,000            183          684,748
Foreign Currency Translation
  Adjustment
Net Income
                               ----------    -----------   --------------
Balances at March 31, 1994     12,014,683    SF   18,022   SF  19,550,239
                               ==========    ===========   ==============


                                RETAINED       ACCUMULATED        TOTAL
                                EARNINGS       TRANSLATION    STOCKHOLDERS
                                (DEFICIT)      ADJUSTMENT        EQUITY
                               -----------      ---------        -------

                                              SWISS FRANCS
                                              ------------
Balances at March 31, 1993:  SF    493,217    SF    4,454  SF  15,726,430

Year Ended March 31, 1994:

Stock Issued in Connection
  with Private Placements
  to Affiliate                                                  2,518,498
Stock Issued in Connection
  with Private Placements                                       1,124,596
Exercise of Incentive Stock
  Options                                                          11,477
Exercise of Stock Warrant                                         684,931
Foreign Currency Translation
  Adjustment                                      (59,343)        (59,343)
Net Income                       1,869,220                      1,869,220
                             -------------    -----------  --------------
Balances at March 31, 1994   SF  2,362,437    SF  (54,889) SF  21,875,809
                             =============    ===========  ==============

                                                               ADDITIONAL
                                      COMMON STOCK               PAID-IN
                                 SHARES          AMOUNT          CAPITAL
                               -----------      ---------        -------

                                              U.S. DOLLARS
                                              ------------
                                              (Unaudited)
Balances at March 31, 1993:    11,468,489    $    12,197   $   10,769,765

Year Ended March 31, 1994:

Stock Issued in Connection
  with Private Placements
  to Affiliate                    302,500            308        1,782,788
Stock Issued in Connection
  with Private Placements         121,000            123          796,091
Exercise of Incentive Stock
  Options                           1,694              2            8,124
Exercise of Stock Warrant         121,000            130          484,802
Foreign Currency Translation
  Adjustment
Net Income
                               ----------    -----------   --------------
Balances at March 31, 1994     12,014,683     $   12,760   $   13,841,570
                               ==========    ===========   ==============


                                RETAINED       ACCUMULATED        TOTAL
                                EARNINGS       TRANSLATION    STOCKHOLDERS
                                (DEFICIT)      ADJUSTMENT        EQUITY
                               -----------      ---------        -------

                                              U.S. DOLLARS
                                              ------------
                                              (Unaudited)
Balances at March 31, 1993:   $    349,198   $     3,153   $   11,134,313

Year Ended March 31, 1994:

Stock Issued in Connection
  with Private Placements
  to Affiliate                                                  1,783,096
Stock Issued in Connection
  with Private Placements                                         796,214
Exercise of Incentive Stock
  Options                                                           8,126
Exercise of Stock Warrant                                         484,932
Foreign Currency Translation
  Adjustment                                     (42,014)         (42,014)
Net Income                       1,323,407                      1,323,407
                             -------------   -----------   --------------
Balances at March 31, 1994   $   1,672,605   $   (38,861)  $   15,488,074
                             =============   ===========   ==============


See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED MARCH 31, 1994


                                           SWISS FRANCS       US DOLLARS
                                           ------------       -----------
                                                              (Unaudited)
Cash Flows from Operating Activities:
- -------------------------------------
Net Income                                SF   1,869,220   $    1,323,407
Adjustments to Reconcile Net Income
  to Net Cash Flows Provided by
  Operating Activities:
    Depreciation and Amortization of
      Property, Plant and Equipment              827,563          585,915
      Amortization of Intangible Assets          138,276           97,899
      Provision for Bad Debts                     76,432           54,114
      Changes in Operating Assets and
        Liabilities:
        Accounts Receivable                   (2,276,669)      (1,611,882)
        Other Current Assets                    (118,237)         (83,711)
        Accounts Payable                          39,719           28,121
        Accrued Expenses                         283,007          200,369
        Income Taxes Payable                      80,616           57,076
                                           -------------     ------------
          Net Cash Flows Provided by
          Operating Activities                   919,927          651,308
                                           -------------     ------------

Cash Flows from Investing Activities:
- -------------------------------------
Acquisitions of Property, Plant and
  Equipment                                   (1,331,945)        (943,017)
Acquisitions of Intangible Assets                (34,575)         (24,479)
Deposits                                         (54,708)         (38,733)
Advances to Affiliates                        (3,235,217)      (2,290,534)
                                           -------------     ------------

    Net Cash Flows Used In Investing
    Activities                                (4,656,445)      (3,296,763)
                                           -------------     ------------

Cash Flows from Financing Activities:
- -------------------------------------
Principal Payments on Long-Term Debt            (118,268)         (83,733)
Principal Payments on Capital Lease
  Obligations                                   (161,229)        (114,150)
Proceeds from Issuance of Common Stock         4,339,502        3,072,368
                                           -------------     ------------
  Net Cash Flows Provided by Financing
    Activities                                 4,060,005        2,874,485
                                           -------------     ------------

Effect of Exchange Rate Changes on Cash          (59,343)         (42,015)
                                           -------------     ------------

Net Change in Cash and Cash Equivalents          264,144          187,015
Cash and Cash Equivalents,
  Beginning of Year                            1,639,149        1,160,517
                                           -------------     ------------

Cash and Cash Equivalents, End of Year     SF  1,903,293     $  1,347,532
                                           =============     ============

Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------
Cash Paid During the Year For:
Interest                                   SF     80,048     $     56,674

Supplemental Disclosure of Noncash
- ----------------------------------
  Investing and Financing Activities:
  -----------------------------------
Equipment Acquired Under Capital Lease
  Obligations                              SF     73,121     $     51,770
Equipment Acquired with Funds Previously
  held on Deposit                          SF     37,851     $     26,799


See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1994


Note 1 - Summary Significant Accounting Policies:
- --------------------------------------------------------------------------

     Organization - Executive TeleCard, Ltd. (the "Company") was incorporated as International 800 TeleCard, Inc. in February 1987 as a wholly-owned subsidiary of International 800 Telecom Corp. ("Telecom"), a public U.S. corporation which changed its name to Residual Corporation in February 1994. Hereinafter Telecom refers to Residual Corporation and all of its subsidiaries. Telecom markets and provides toll-free and related value-added telecommunications services to businesses in many countries, utilizing facilities and equipment of other entities. The Company is engaged in the exploitation of an intra/intercountry calling service which it markets as an enhancement to charge, credit and telephone calling cards; a turnkey calling card system to countries that do not have a telephone calling card; and company issued stand-alone calling cards called "Executive TeleCard International-TM-" and "World Direct-TM-".

     In October 1988, Telecom declared a distribution in kind of its investment in the Company. The common stock of the Company was distributed on the basis of one (1) share of the Company's common stock for every ten (10) shares of Telecom's stock.

     Basis of Presentation - The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries, Executive TeleCard SA (Turks and Caicos Islands), Executive TeleCard, Inc. and Turks and Caicos Islands' wholly-owned subsidiary, Executive TeleCard SA (Swiss). All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements are presented in Swiss Francs
     (SF) which during 1994 was the functional and reporting currency of the Company. The Swiss Franc was selected as the functional and reporting currency because the Company's principal operations, marketing and reporting were managed by the Company's operations in Switzerland. Most customers, equipment, calls processed and PTT suppliers are located outside the United States.

     The consolidated financial statements for the year ended March 31, 1994, are also presented in United States Dollars ($) solely for convenience at the March 31, 1994 conversion ratio of 1SF=$0.708. Such translations should not be construed as a representation that the Swiss Franc amounts could be converted into United States Dollars at this or any other rate.

     Revenue Recognition - Telephone usage revenue is recognized upon billing to subscribers. The billings are based upon established tariffs filed with the United States Federal Communications
     Commission, or at rates established by the Company.

     The Company recognizes revenue on sales of subscriptions of its calling card upon receipt of the subscription price.

     Cash Equivalents - Cash equivalents include all highly liquid debt instruments with a maturity of three (3) months or less at the time of purchase.

     Property, Plant and Equipment - Property, plant and equipment is stated at cost. Additions, renewals and improvements of property, plant and equipment, unless of relatively minor amounts, are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of property, plant and equipment retired or sold, together with the related accumulated depreciation or amortization, are removed from the appropriate accounts and the resulting gain or loss is included in the statement of income.

     Depreciation and Amortization - Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets ranging from five to twenty years. Depreciation and amortization expense for the year ended March 31, 1994 was SF 827,563 ($585,915).

     Intangible Assets - Intangible assets consist of licenses and trademarks, organization costs, deferred installation charges and a customer database which are stated at cost. Amortization is provided on the straight-line method over ten (10) years for licenses and trademarks and over five (5) years for organization costs, deferred installation charges and the customer database. Amortization expense for the year ended March 31, 1994 was SF 138,276 ($97,899).

     Income Taxes - Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. If it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is recognized.

     Net Income Per Share - Net income per share is based on the weighted average number of shares outstanding during the year. Warrants and options are included using the treasury stock method when exercise prices are less than the average market price.

     Anticipated Effect of Recently Issued Statements of Financial Accounting Standards - The Company does not expect the effect of recently issued financial accounting standards, when adopted, to have a material impact on its financial position and results of operations.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with quality financial institutions. At times, such investments may be in excess of Federally insured limits. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

Note 2 - Related Party Transactions - Telecom:
- --------------------------------------------------------------------------

     Management Agreement - The Company has entered into a ten (10) year agreement expiring January 25, 1999 with Telecom pursuant to which Telecom will provide the Company all offices, personnel and other facilities for general and administrative purposes, except for legal, accounting, marketing expense, advertising and promotion and stockholder relations (See Note 5). Regardless of the actual cost, the Company has agreed to pay Telecom ten percent (10%) of all of TeleCard's gross revenue from the use of the Company's calling services (excluding revenue from card subscriptions, access and activation fees and certain revenue from revenue sharing contracts) in consideration for such general and administrative services.

     Telecom charges the Company for telephone line usage and installation costs. Telecom also requires the Company to make deposits for such telephone lines. Telecom charges the Company a percentage of all gross traffic revenue billed to the Company's customer. Telecom only recovers the approximate cost of the lines. Management believes that said charges are comparable to the charges which would be incurred from other vendors.

Note 3 - Related Party Transactions - Network Data Systems Limited:
- --------------------------------------------------------------------------

     During the year ended March 31, 1994 the Company sold, in two private placements, 302,500 shares of the Company's common stock to Network Data Systems Limited for SF 2,518,498 ($1,783,096). As of March 31, 1994, Network Data Systems Limited owned approximately 14.6% of the Company's outstanding common stock.

Note 4 - Due from Affiliates:
- --------------------------------------------------------------------------

     Due from affiliates consists of non-interest bearing advances to Telecom and its subsidiaries. These advances are due on demand. In April 1991, the Company and Telecom entered into a loan agreement which formalized these advances. In addition, the Company entered into a security and assignment agreement with Telecom whereby Telecom granted the Company a security interest in all assets whether tangible or intangible. The Company does not expect the remaining advances to be repaid within the next twelve months.

Note 5 - Economic Dependence:
- --------------------------------------------------------------------------

     In January 1989, the Company entered into a management agreement with Telecom. The agreement permits the Company to use Telecom's toll-free telephone operations and Telecom's arrangements with telephone utilities in certain industrialized countries. These facilities and arrangements allow Telecom to provide originating toll-free telephone services from these certain countries to over one hundred countries.

     The Company's ability to maintain and expand its existing telecommunications markets was, at its inception and through its development stage, significantly contingent upon Telecom's ability to sustain its operations. During the past three (3) years, the Company has established its own relationships with telephone utilities in most of the countries where it presently operates. At the present time, it is management's opinion that it can duplicate the services provided by Telecom.

Note 6 - Capital Leases:
- --------------------------------------------------------------------------

     The Company leases certain telephone and office equipment, accounted for as capital leases, with lease terms of five (5) years.

     Amortization expense of equipment under capital leases was SF 158,853 ($112,468) for the year ended March 31, 1994.

Note 7 - Stock Option Plans:
- -------------------------------------------------------------------------

     The Company has adopted a stock option plan (the "Plan") under which incentive stock options to purchase shares of common stock may be granted to officers, management personnel and other key employees from time to time, but in no event after April 1997. Several members of the Board of Directors of the Company serve as the stock option committee (the "Committee") with full power and authority for administering the Plan. Subject to adjustments, a total of 292,820 shares of common stock shall be available for options under this Plan. The option price of the Company's stock options shall be determined by the Committee. The price shall not be less than 100% (110% in the case of an employee owning more than 10% of the Company's outstanding common stock) of the fair market value of the common stock on the date of grant. The options granted under the Plan may be exercised immediately after the date of grant. All options shall expire five (5) years after the date of grant, unless a shorter period has been specified by the Committee. In September 1990, the Committee approved the issuance of options to directors and certain employees of Telecom responsible for the operations of the Company, to purchase 67,349 shares of the Company's common stock at $3.415 per share.

     During 1992, the Company adopted three additional stock option plans under which stock options to purchase shares of common stock may be granted to directors, employees and United States and foreign consultants. Several members of the Board of Directors of the Company serve as the stock option committee with full power and authority for administering the plans. Subject to adjustments, a total of 706,640 shares of common stock shall be available for options under these plans. The option price of the Company's stock options shall be determined by the Committee. The price shall be the fair market value of the Company's common stock as of the date of grant. The options granted under the plan may be exercised immediately after the date of grant. Options expire three (3) years after the date of grant or ninety (90) days after termination of employment of service, whichever comes first. During 1992, the Committee approved the issuance of options to directors, certain employees and both United States and foreign consultants responsible for the operations of the Company, to purchase 336,926 shares of the Company's common stock at various prices ranging from $2.476 to $6.302 per share.

     During 1993, the Company adopted three (3) additional stock option plans under which stock options to purchase shares of common stock may be granted to directors, employees and United States and foreign consultants. Several members of the Board of Directors of the Company serve as the stock option committee with full power and authority for administering the plans. Subject to adjustments, a total of 363,000 shares of common stock shall be available for options under these plans. The option price of the Company's stock options shall be determined by the Committee. The price shall be the fair market value of the Company's common stock as of the date of grant. The options granted under the plan may be exercised immediately after the date of grant. Options expire five (5) years after the date of grant or ninety (90) days after termination of employment of service, whichever comes first. During 1993, the Committee approved the issuance of options to directors, certain employees and both United States and foreign consultants responsible for the operations of the Company, to purchase 192,641 shares of the Company's common stock at various prices ranging from $5.785 to $6.405 per share.

     The applicable options granted have been adjusted for stock splits through March 31, 1994, affecting both the number of shares and exercise price per share.

     A summary of stock option activity under the Company's Stock Option Plans is as follows:


                                   NUMBER            EXERCISE PRICE
                                  OF SHARES    Per Share   Aggregate Price
                                  ---------    ---------   ---------------

Outstanding at March 31, 1993      362,015   $2.476-$6.302   $ 1,128,250
Retirement of Options              (26,763)  $2.476-$6.405      (127,863)
Issuance of Options under the
 Stock Option Plan                 192,641   $5.785-$6.405     1,235,600
Exercised During the Year           (1,553)  $2.476-$6.405        (7,695)
                                  --------   -------------   -----------
Outstanding at March 31, 1994      526,340   $2.476-$6.405   $ 2,228,292
                                  ========   =============   ===========

*Of the 526,340 shares outstanding, 327,814 were issued to members of the Board of Directors and Executive Officers of the Company.

Note 8 - Income Taxes:
- --------------------------------------------------------------------------
The provision for income taxes for the year ended March 31, 1994 consists of the following:

                                             Swiss Francs     U.S. Dollars
                                             ------------     ------------
                                                               (Unaudited)

United States Federal                        SF         -      $         -
Foreign                                            98,000           69,384
                                             ------------      -----------
Total Provision for Income Taxes             SF    98,000      $    69,384
                                             ============      ===========

Income before income taxes consisted of the following:


                                           Swiss Francs       U.S. Dollars
                                           ------------       ------------
                                                               (Unaudited)

United States Federal                      SF   (93,899)      $   (66,481)
Foreign                                       2,061,119         1,459,272
                                           ------------       -----------
Total                                      SF 1,967,220       $ 1,392,791
                                           ============       ===========

A reconciliation of the U.S. Federal statutory income tax rates to the effective rates follows:

     United States Federal Statutory Rate                     35.0%
     State Income Tax                                          5.1
     Foreign Income Tax                                        9.8
     Adjustments Related to U.S. and State Losses            (40.1)
     Other Items                                              (4.8)
                                                             ------
     Effective Income Tax Rates                                5.0%
                                                          ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets as of March 31, 1994 are as follows:


     Net Operating Loss Carryforwards                        $ 587,715
                                                             ---------
       Total Deferred Tax Assets                               587,715
     Valuation Allowance                                      (587,715)
                                                             ---------
       Net Deferred Tax Assets                               $       -
                                                             =========


As of March 31, 1994, the Company has available net operating loss carryforwards, which can be used to offset future years' taxable income for U.S. income tax purposes, in the amount of approximately SF 2,347,458 ($1,662,000) which expires in various years through 2005. The United States Tax Reform Act of 1986 enacted an alternative minimum tax generally effective for taxable years beginning after December 31, 1986. The alternative minimum tax is imposed at a rate of 20% of the alternative minimum taxable income. Net operating losses may be used to offset only 90% of the corporation's alternative minimum taxable income.

The Company is subject to income taxes of the Swiss taxing authorities based on the net income of its foreign subsidiary. Net income from the subsidiary is not subject to the United States tax laws unless the Company establishes operations in the United States.

Note 9 - Stockholders' Equity:
- -------------------------------------------------------------------------
Common Stock Purchase Warrants

In September 1991, the Company retained Stephens, Inc., Investment Bankers as its financial advisor. In consideration of the services to be provided by Stephens Inc., the Company issued Stephens Inc. an immediately exercisable two-year common stock purchase warrant to acquire 121,000 shares of the Company's common stock at a price of $3.72 per share. In August 1993, Stephens, Inc. exercised the common stock purchase warrant.

Common Stock

On July 29, 1993, the Board of Directors declared a ten percent (10%) split, effected in the form of a stock dividend and payable on August 27, 1993 to shareholders of record on August 20, 1993. The Board of Directors declared another ten percent (10%) split, effected in the form of a stock dividend, on January 5, 1994 and payable on February 4, 1994 to shareholders of record on January 28, 1994. An amount equal to the par value of the common stock issued was transferred from additional paid-in capital to the common stock account for both splits. This transfer has been reflected in the consolidated statement of stockholders' equity at March 31, 1991.

Between June 1993 and August 1993, the Company sold, in private placements, 121,000 shares of common stock for SF 1,124,596 ($796,214) to unrelated parties and 302,500 shares of common stock to Network Data Systems, Limited, a related party, for SF 2,518,498 ($1,783,096).
Stephens, Inc., Investment Bankers, exercised a common stock purchase warrant to acquire 121,000 shares of common stock for SF 684,931
($484,932).

During the year ended March 31, 1994, the Company issued 1,694 shares of common stock in connection with the exercise of stock options by employees of the Company for SF 11,477 ($8,126).

All common share and per common share data presented in these consolidated financial statements and notes have been retroactively restated for the effects of the stock splits through March 31, 1994.

                          EXECUTIVE TELECARD, LTD.
                      VALUATION AND QUALIFYING ACCOUNTS

                                 SCHEDULE II


                                        Additions
                             Balance   Charged to                Balance
                            Beginning   Cost and                 at End
     Description            of Period   Expenses   Deductions   of Period
     -----------            ---------   --------   ----------   ---------
                                           Swiss Francs
                                           ------------
Year Ended March 31, 1994:
- --------------------------
Allowance for Doubtful
Accounts                   SF 101,687  SF  76,432  SF *86,885   SF  91,234

                                           U.S. Dollars
                                            (Unaudited)
Year Ended March 31, 1994:
- --------------------------
Allowance for Doubtful
Accounts                    $  71,994   $  54,114   $ *61,514    $  64,594

*Uncollectible accounts written off, net of recoveries.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
- --------------------------------------------------------------------------

The independent public accountants for the Company for its fiscal year ended March 31, 1994 was the firm of Goldstein, Karlewicz & Goldstein LLP ("GK&G"). As of May 23, 1995, GK&G was no longer the Company's independent accountants. GK&G's report for the fiscal year ended March 31, 1994 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Effective May 23, 1995, the Company engaged the accounting firm of BDO Seidman, LLP to serve as the Company's independent public accountants.
The Company's decision to change accountants was recommended and approved by the Audit Committee, the Special Committee of Independent Directors and the full Board of Directors of the Company.

There has been no disagreement on accounting practices and principles and financial statements disclosures with the Company's independent certified public accountants.

ITEM 10 - Directors and Executive Officers of the Registrant
- --------------------------------------------------------------------------

The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of stockholders.

ITEM 11 - Compensation of Executive Officers, Directors and Certain
Employees
- --------------------------------------------------------------------------

The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of stockholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
- --------------------------------------------------------------------------

The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of stockholders.

ITEM 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------------------------

The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of stockholders.

ITEM 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-
K
- --------------------------------------------------------------------------

a)   1.   The financial statements are included in Part II, Item 8
          beginning at Page F-1:

     2.   Financial Statement Schedules

          -    Schedule II Valuation and Qualifying Accounts

b)   Reports on Form 8-K:

     None

c)   Exhibits:

     3.1 Restated (and Amended) Certificate of Incorporation dated October 28, 1988 filed as Exhibit 3.1 to the Company's Form S-3 Registration Statement (No. 33-67136) and incorporated herein by reference.

     3.2  Bylaws filed as Exhibit 3.2 to the Company's Form S-3
          Registration Statement (No. 33-67136) and incorporated herein by reference.

     10.1 Management Agreement with International 800 Telecom Corp. filed as Exhibit 10.2 to the Company's Form S-1 Registration Statement (No. 33-25572) and incorporated herein by reference.

     10.2 Dominant Carrier Agreement with MCI filed as Exhibit 10.3 to the Company's Form S-1 Registration Statement (No. 33-25572) and incorporated herein by reference.

     10.3 Sales Agent Agreements filed as Exhibit 10.4 to the Company's Form S-1 Registration Statement (No. 33-25572) and incorporated herein by reference.

     10.4 Section 214 License filed as Exhibit 10.5 to the Company's Form S-1 Registration Statement (No. 33-25572) and incorporated herein by reference.

     10.5 Damiel Elektronik Development Agreement filed as Exhibit 10.6 to the Company's Form S-1 Registration Statement (No. 33-25572) and incorporated herein by reference.

     10.6 Loan Agreement Between International 800 Telecom Corp., Service 800 SA, the Company and Executive TeleCard SA filed as Exhibit 1 to the Company's Form 10K for the period ended March 31, 1992 and incorporated herein by reference.

     10.7 Security Agreement Between International 800 Telecom Corp. and the Company filed as Exhibit 2 to the Company's Form 10K for the period ended March 31, 1992 and incorporated herein by reference.

     10.8 Assignment Between International 800 Telecom Corp. and the Company filed as Exhibit 3 to the Company's Form 10K for the period ended March 31, 1992 and incorporated herein by reference.

     10.9 Agreement for Sale and Purchase of Assets Between the Company and Residual Corporation filed as Exhibit 99.18 to the Company's Form 8-K dated April 24, 1995 and incorporated herein by reference.

     21   Subsidiaries of the Registrant

     27   Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EXECUTIVE TELECARD, LTD.

Dated:  June 21, 1996        BY:/S/Anthony Balinger
                                Anthony Balinger, President and Principal
                                Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated:  June 21, 1996        BY:/S/Anthony Balinger
                                Anthony Balinger, Director

Dated:  June 21, 1996        BY:/S/Edward J. Gerrity
                                Edward J. Gerrity, Chairman and Director

Dated:  June 21, 1996        BY:/S/Allen Mandel
                                Allen Mandel, Executive Vice President and
                                Principal Financial Officer

Dated:  June 21, 1996        BY:/S/Timothy A. Peach
                                Timothy A. Peach, Controller, Principal
                                Accounting Officer

Dated:  June 21, 1996        BY:/S/Stig Sonnerberg
                                Stig Sonnerberg, Director

Dated:  June 21, 1996        BY:/S/Richard Krinsley
                                Richard Krinsley, Director

Dated:  June 21, 1996        BY:/S/David Warnes
                                David Warnes, Director

Dated:  June 21, 1996        BY:/S/Ebrahim Ali Abdul Aal
                                Ebrahim Ali Abdul Aal, Director

                                EXHIBIT INDEX


EXHIBIT                                      METHOD OF FILING
- -------                                      -------------------
3.1  Restated (and Amended) Certificate of
     Incorporation dated October 28, 1988
     filed as Exhibit 3.1 to the Company's
     Form S-3 Registration Statement
     (No. 33-67136) and incorporated herein
     by reference.

3.2  Bylaws filed as Exhibit 3.2 to the
     Company's Form S-3 Registration
     Statement (No. 33-67136) and
     incorporated herein by reference.

10.1 Management Agreement with International
     800 Telecom Corp. filed as Exhibit 10.2
     to the Company's Form S-1 Registration
     Statement (No. 33-25572) and
     incorporated herein by reference.

10.2 Dominant Carrier Agreement with MCI filed as Exhibit 10.3 to the Company's
     Form S-1 Registration Statement
     (No. 33-25572) and incorporated
     herein by reference.

10.3 Sales Agent Agreements filed as
     Exhibit 10.4 to the Company's Form S-1
     Registration Statement (No. 33-25572)
     and incorporated herein by reference.

10.4 Section 214 License filed as Exhibit
     10.5 to the Company's Form S-1
     Registration Statement (No. 33-25572)
     and incorporated herein by reference.

10.5 Damiel Elektronik Development Agreement filed as Exhibit 10.6 to the Company's
     Form S-1 Registration Statement
     (No. 33-25572) and incorporated herein
     by reference.

10.6 Loan Agreement Between International 800
     Telecom Corp., Service 800 SA, the
     Company and Executive TeleCard SA filed
     as Exhibit 1 to the Company's Form 10K
     for the period ended March 31, 1992 and
     incorporated herein by reference.

10.7 Security Agreement Between International
     800 Telecom Corp. and the Company filed
     as Exhibit 2 to the Company's Form 10K
     for the period ended March 31, 1992 and
     incorporated herein by reference.

10.8 Assignment Between International 800
     Telecom Corp. and the Company filed as
     Exhibit 3 to the Company's Form 10K for
     the period ended March 31, 1992 and
     incorporated herein by reference.

10.9 Agreement for Sale and Purchase of Assets
     Between the Company and Residual Corporation filed as Exhibit 99.18 to the Company's
     Form 8-K dated April 24, 1995 and
     incorporated herein by reference.

21   Subsidiaries of the Registrant          Filed herewith electronically

27   Financial Data Schedule                 Filed herewith electronically
