Form 10-Q
period 1996-06-30
EXECUTIVE TELECARD LTD
filed 1996-08-14
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



     For the Quarter Ended                  Commission File Number
         June 30, 1996                              1-10210

                          EXECUTIVE TELECARD, LTD.
           (Exact name of registrant as specified in its charter)

           Delaware                               13-3486421
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                     8 Avenue C, Nanuet, New York 10954
                  (Address of principal executive offices)

                               (914) 627-2060
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1996 is 15,860,407 shares, all of one class of $.001 par value Common Stock.

                          EXECUTIVE TELECARD, LTD.
                                  FORM 10-Q
                         Quarter Ended June 30, 1996

                              TABLE OF CONTENTS


                                                                       PAGE
PART I  FINANCIAL INFORMATION
        Item 1 - Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of June 30, 1996 and March 31, 1996               3 - 4

                 Consolidated Statements of Operations
                 for the three months ended June 30, 1996
                 and 1995                                                 5

                 Consolidated Statements of Cash Flows
                 for the three months ended June 30, 1996
                 and 1995                                                 6

                 Notes to Consolidated Financial
                 Statements                                          7 - 10

        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         11 - 12


PART II OTHER INFORMATION

        Item 1 - Legal Proceedings                                       13

        Item 2 - Changes in Securities                                   13

        Item 3 - Defaults Upon Senior Securities                         13

        Item 4 - Submission of Matters to a Vote of
                 Security Holders                                        14

        Item 5 - Other Information                                       14

        Item 6 - Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                               16

                          EXECUTIVE TELECARD, LTD.
                       PART I:  FINANCIAL INFORMATION

                         CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND MARCH 31, 1996


                                   ASSETS


                                                   June 30,       March 31,
                                                     1996           1996
                                                  -----------     --------
                                                  (Unaudited)     (Note 1)
Current:

Cash and cash equivalents                         $ 5,988,514   $  950,483

Trade accounts receivable, less allowance of
   $203,000 and $239,000 for doubtful
   accounts                                         4,906,986    5,850,345

Accounts receivable from related parties              862,589      732,794

Other current assets                                  376,389      123,482
                                                  -----------  -----------
Total current assets                               12,134,478    7,657,104

Property and equipment - net of
   accumulated depreciation and amortization        8,503,443    8,415,091

Other:

Intangible assets - net                               192,951      222,265

Deposits                                              751,919      251,490

Other assets                                          185,573      186,124
                                                  -----------  -----------
Total other assets                                  1,130,443      659,879
                                                  -----------  -----------
Total assets                                      $21,768,364  $16,732,074
                                                  ===========  ===========

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.
                         CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND MARCH 31, 1996


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  June 30,      March 31,
                                                    1996          1996
                                                 -----------   ----------
                                                 (Unaudited)    (Note 1)
Current:

Note payable                                      6,000,000             -

Accounts payable                                  2,154,604     2,428,882

Accounts payable to related parties                       -        66,321

Accrued expenses                                  3,555,906     4,293,496

Customer deposits                                   298,795       302,205

Unearned income                                     171,207       288,262

Current maturities of long-term debt                190,593       162,250
                                                -----------   -----------
Total current liabilities                        12,371,105     7,541,416

Long-term debt, less current maturities           1,264,053     2,150,649
                                                -----------   -----------
Total liabilities                                13,635,158     9,692,065
                                                -----------   -----------

Stockholders' equity:

Common stock - $.001 par value; 100,000,000
   shares authorized, 15,860,407 and 15,849,488
   outstanding                                       15,861        15,849

Additional paid-in capital                       16,047,812    15,901,574

Accumulated deficit                              (8,010,891)   (8,960,196)

Accumulated translation adjustment                   80,424        82,782
                                                -----------   -----------
Total stockholders' equity                        8,133,206     7,040,009
                                                -----------   -----------
Total liabilities and
stockholders' equity                            $21,768,364   $16,732,074
                                                ===========   ===========

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)

                                             Three Months    Three Months
                                                 Ended           Ended
                                             June 30, 1996   June 30, 1995
                                             -------------   -------------
                                                               (Note 1)

Net revenue                                  $ 8,067,509      $ 7,021,263

Cost of revenue                                4,144,949        4,630,795
                                             -----------      -----------
Gross profit                                   3,922,560        2,390,468
                                             -----------      -----------
Costs and expenses:

   Selling, general and administrative         2,364,787        1,646,242

   Depreciation and amortization                 386,423          369,177
                                             -----------      -----------
Total costs and expenses                       2,751,210        2,015,419
                                             -----------      -----------
Income from operations                         1,171,350          375,049
                                             -----------      -----------

Other income (expense):

   Interest expense, net                         (65,762)         (42,271)

   Foreign currency transaction gain (loss)       11,717          (47,037)

   Other income                                        -          350,000
                                             -----------      -----------
Total other income (expense)                     (54,045)         260,692
                                             -----------      -----------
Income before taxes on income                  1,117,305          635,741

Taxes on income                                  168,000           64,000
                                             -----------      -----------
Net income                                   $   949,305      $   571,741
                                             -----------      -----------
Net income per share                         $      0.06      $      0.04
                                             -----------      -----------
Weighted average number of shares and
   share equivalents outstanding              15,854,115       15,707,958
                                             -----------      -----------

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)

                                               Three Months   Three Months
                                                   Ended          Ended
                                               June 30, 1996  June 30, 1995
                                               -------------  -------------

Operating activities:

Net income                                        $  949,305  $  571,741

Adjustments to reconcile net income to
   net cash flows provided by (used in)
   operating activities:

   Depreciation and amortization                     386,423     369,177

   Provision for bad debts                           105,269      83,574

   Changes in operating assets and liabilities:

      Accounts receivable                            680,085     (905,190)

      Other assets                                  (252,907)      46,096

      Accounts payable                              (340,599)     809,462

      Accrued expenses                              (591,340)  (1,178,112)

      Other liabilities                             (120,465)       3,562
                                                 -----------  -----------
Cash provided by (used in) operating activities      815,771     (199,690)
                                                 -----------  -----------
Investing activities:

Acquisitions of property and equipment              (446,564)    (425,331)

Other assets                                        (470,564)      52,222
                                                 -----------  -----------
Cash used in investing activities                   (917,128)    (373,109)
                                                 -----------  -----------
Financing activities:

Principal payments on long-term debt              (1,549,693)     (44,799)

Proceeds from long-term debt                         691,439            -

Proceeds from notes payable                        6,000,000    1,000,000
                                                 -----------  -----------
Cash provided by financing activities              5,141,746      955,201
                                                 -----------  -----------
Effect of exchange rate changes on cash               (2,358)    (154,914)
                                                 -----------  -----------
Net increase in cash and cash equivalents          5,038,031      227,488

Cash and cash equivalents, beginning of period       950,483    1,734,232
                                                 -----------  -----------
Cash and cash equivalents, end of period          $5,988,514   $1,961,720
                                                 ===========  ===========

See Notes to Consolidated Financial Statements


                          EXECUTIVE TELECARD, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996

Note 1 - Basis of Presentation
- -------------------------------------------------------------------------

     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1996.

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

     Certain items included in the Consolidated Statement of Operations for the three months ended June 30, 1995 have been reclassified to conform to the current year's presentations.

Note 2 - Net Income (Loss) Per Share
- --------------------------------------------------------------------------

     Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period. Warrants and options outstanding to purchase common stock are included as common stock equivalents when dilutive.

Note 3 - Related Party Transaction
- --------------------------------------------------------------------------

     During April 1995, an agreement between the Company and a corporate stockholder was finalized to resolve certain claims and potential claims between the two parties. The claims arose out of negotiated transactions whereby sales of the Company's restricted stock had occurred at prices at or below the quoted market price. Under the agreement, the corporate stockholder granted the Company an irrevocable proxy to vote all of the shares beneficially owned or controlled by the stockholder in favor of the director nominees proposed by the Board, to pay the Company the sum of $350,000 and not to compete with nor solicit Company employees for a period of three years. The sum of $350,000 has been included in other income for the period ended June 30, 1995.


Note 4 - Note Payable
- --------------------------------------------------------------------------

     In June 1996, the Company borrowed $6,000,000 from a financial institution. The note is payable in June 1997 and carries an interest rate equal to the lender's prime rate plus 2.5%. Interest on the note is payable quarterly. In connection with this note, the lender was granted warrants to purchase 100,000 shares of the Company's common stock at a price of $14.88 per share. These warrants expire on June 28, 1999. The value assigned to such warrants when granted in connection with the above note agreement is amortized over the term of the note. At June 30, 1996 these warrants have not been exercised.

     The note is subject to certain financial covenants and is secured by the assets of the Company.

     Proceeds from this loan were used to retire a $1,000,000 note payable which was outstanding at March 31, 1996.

Note 5 - Long Term Debt
- ------------------------------------------------------------------------

     At June 30, 1996 and March 31, 1996, long term debt consisted of the following:


                                                    June 30,      March 31,
                                                      1996          1996
                                                   (Unaudited)    (Note 1)
   -----------------------------------------------------------------------
   12% unsecured term note payable to a
    stockholder, interest payable monthly,
    principal due and payable
    December 27, 1997 (1)                       $   500,000   $          -

   12% unsecured term note payable to a
    foreign corporation, interest payable
    monthly, principal due and payable
    September 28, 1997 (2)                                -      1,000,000

   12% unsecured term note payable to a
    stockholder, interest payable monthly,
    principal due and payable
    August 28, 1997 (3)                                   -        500,000

   Capitalized lease obligations                    791,008        648,202

   9% mortgage note, payable $1,586 monthly,
    including interest, through November 1997,
    with a December 1997 balloon payment,
    secured by deed of trust on the related
    land and building                               163,638        164,697
   -----------------------------------------------------------------------
   Total                                          1,454,646      2,312,899
   Less current maturities                          190,593        162,250
   -----------------------------------------------------------------------
   Total long term debt                         $ 1,264,053    $ 2,150,649
   -----------------------------------------------------------------------

   (1) In connection with this transaction, the Company issued options to purchase 50,000 shares of the Company's common stock at a price of $12.13 per share, expiring June 27, 1999.

   (2) In connection with this transaction, the Company issued options to purchase 110,000 shares of the Company's common stock at a price of $5.40 per share, expiring February 28, 1999. The term note payable was retired in June 1996.

   (3) In connection with this transaction, the Company issued options to purchase 55,000 shares of the Company's common stock at a price of $5.40 per share, expiring February 28, 1999. The term note payable was retired in June 1996.

     The value assigned to such options when granted in connection with the above note agreements is being amortized over the term of the respective notes. At June 30, 1996, options issued in connection with these transactions have not been exercised.

Note 6 - Common Stock
- --------------------------------------------------------------------------

     On May 14, 1996 the Board of Directors declared a stock split, effected in the form of a ten percent (10%) stock dividend, subject to shareholders approving an increase in the number of authorized shares of common stock. As a result of that approval on July 26, 1996, shareholders received the dividend on August 5, 1996.

     On June 30, 1995, the Board of Directors declared a stock split, effected in the form of a ten percent (10%) stock dividend, which was distributed on August 25, 1995 to shareholders of record on August 10, 1995.

     All references to common share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the effect of these stock dividends.

                          EXECUTIVE TELECARD, LTD.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Net revenue increased by 15% to $8,067,509 for the three months ended June 30, 1996 as compared to $7,021,263 for the comparable period last year. This continued growth resulted primarily from increases in volume usage of the Company's calling card services by existing customers as well as the addition of customers due to new agreements.

      Cost of revenue for the three months was $4,144,949, a decrease of 10% from the prior year's amount of $4,630,795. As a percentage of revenue, these costs decreased 15% from 66% for the three months ended June 30, 1995 to 51% for the current period. This reduction in costs reflects general rate decreases and volume discounts negotiated with domestic and foreign telephone carriers based upon the continued increase in volume of traffic generated over their networks.

      Selling, general and administrative expenses increased by $718,545 to $2,364,787, during the three months ended June 30, 1996 versus $1,646,242 for the comparable period last year. This increase is primarily attributable to the addition of personnel and related employee costs necessary to manage the increasing business volume, provide additional marketing and promotion for the Company's calling card services, and maintain quality customer support and assistance. As a percentage of revenue, selling, general and administrative expenses increased from 23% to 29%.

      Depreciation and amortization increased by $17,246 to $386,423 as compared to $369,177 for the same period last year.

      LIQUIDITY AND CAPITAL RESOURCES

      During the quarter ended June 30, 1996, cash and cash equivalents increased $5,038,031 to $5,988,514. The increase in cash and cash equivalents consisted of the following components: (i) net cash flows provided by operating activities in the amount of $815,771, resulting primarily from a decrease in accounts receivable of $680,085 and net income for the quarter of $949,305 which were partially offset by a decrease in accrued expenses and accounts payable of $591,340 and $340,599, respectively, (ii) net cash flows used in investing activities in the amount of $917,128, which related to acquisitions of new equipment of $446,564 and additions to other assets of $470,564 consisting primarily of advance payments on orders of property and equipment, (iii) cash flows provided by financing activities of $5,141,746 consisting of $6,000,000 related to proceeds received from the issuance of a note and the addition of $691,439 in long term debt comprised of a $500,000 note payable to a stockholder and equipment lease financing of $191,439 partially offset by principal payments on long term debt of $1,549,693, and
      (iv) the effect of exchange rate changes on cash which served to decrease cash and cash equivalents by $2,358.

      The $6,500,000 proceeds from notes issued during the quarter were used to provide additional working capital, capital for the acquisition of additional property and equipment planned for the year, and to retire long-term debt of $1,500,000.

      The Company's future plans to fund its working capital needs consist of the following: (i) use of the remaining funding available of approximately $300,000 from a master lease agreement for capital expenditures, (ii) issuance of additional shares of common or preferred stock, (iii) the creation of a long term debt facility, and (iv) cash flow generated from operations. There can be no assurance that the Company will be successful in its efforts to raise such additional capital.


Item 1 -  Legal Proceedings

          A small group of shareholders of the Company, who sometimes called themselves the EXTL Shareholders Protective Committee, Walter K. Krauth, Jr., William Miller and David Legere, brought a number of lawsuits against the Company since October 1994.

          The most recent action brought by them, which was commenced on June 1, 1995 and was the only one pending as of May 28, 1996, was entitled KRAUTH, ET AL, V. EXECUTIVE TELECARD, LTD., 95 Civ. 3967 (RWS) (the "KRAUTH Action"). Plaintiffs in the KRAUTH Action sought (1) to preliminarily and permanently enjoin the Company's May and June 1995 proxy efforts, and (2) damages of approximately $730,000 plus legal fees and expenses, for breach of alleged settlement agreements reached in "principle" with the Company. Plaintiffs also sought an order requiring the Company to issue proxy materials backing the slate of directors supported by them.

          The proxy related claims in the KRAUTH Action were resolved on June 20, 1995, when the Honorable Robert W. Sweet denied plaintiffs' request for injunctive relief, refused to order specific performance of the aforementioned agreements in principle and allowed the Company to go forward with its June 30, 1995 annual meeting of shareholders.

          As of May 28, 1996, all of the plaintiffs claims against the Company in the KRAUTH Action were settled. In May 1996, Messrs. Krauth, Miller and Legere dismissed all of their claims against the Company with prejudice. The Company paid no money in consideration for the dismissal of those claims. Mr. Krauth, however, received 10,000 restricted shares of the Company's common stock, representing a non-cash transaction valued at $146,250, and will receive additional restricted shares if the Company's stock is less than $11.00 per share on May 28, 1998. Plaintiffs also released all claims they have against the Company under a March 1996 judgment for approximately $48,000 in interim attorneys' fees.

Item 2 -  Change In Securities

          None

Item 3 -  Defaults Upon Senior Securities

          None

Item 4  - Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders held on July 26, 1996 the following items were approved by a vote of the stockholders:

          1. The election of six (6) directors of the Company to serve until the next annual meeting of stockholders, which included: Edward J. Gerrity, Jr., Anthony Balinger, Stig Sonnerberg, David W. Warnes, Richard A. Krinsley and Ebrahim Ali Abdul Aal;

          2. The ratification of the appointment of BDO Seidman, LLP as the independent certified public accountants of the Company for the fiscal year ending March 31, 1997;

          3. An amendment to the Company's Certificate of Incorporation increasing the authorized number of shares of the Company's Common Stock to 100,000,000 shares;

          4. An amendment to the Company's Certificate of Incorporation adding a provision that requires any action required or permitted to be taken by the stockholders to be effected at a duly called annual or special meeting of stockholders and not by a consent in writing by the stockholders;

          5. The approval and ratification of the Company's 1995 Employee Stock Option and Appreciation Rights Plan; and

          6. The approval and ratification of the Company's 1995 Directors Stock Option and Appreciation Rights Plan.

          The meeting of stockholders was then adjourned until August 9, 1996 and subsequently to August 23, 1996 for the sole purpose of soliciting shareholder votes as to those shareholders who had not previously voted on the proposed amendments to the Company's Certificate of Incorporation to authorize 5,000,000 shares of preferred stock.

Item 5 -  Other Information

          None

Item 6 -  Exhibits and Reports on Form 8-K

          a)  Exhibits

          10.1 Term Loan Agreement between Executive Telecard, SA, the Company and Internationale Nederlanden (U.S.) Capital Corporation dated June 28, 1996.

          10.2 Promissory Note and Stock Option Agreement between the Company and Network Data Systems, Limited dated June 27, 1996.

          27.       Financial Data Schedule

          b)   Reports on Form 8-K.

          None

                                 SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                        EXECUTIVE TELECARD, LTD.
                                        (Registrant)





Date:  August 13, 1996                  By /s/Timothy A. Peach
                                           Timothy A. Peach
                                           Controller, Treasurer
                                           and Chief Accounting Officer


                                EXHIBIT INDEX

EXHIBIT                                    METHOD OF FILING
- -------                                    ----------------


10.1      Term Loan Agreement between
          Executive Telecard, SA, the
          Company and Internationale
          Nederlanden (U.S.) Capital
          Corporation dated
          June 28, 1996.                   Filed herewith electronically

10.2      Promissory Note and Stock
          Option Agreement between
          the Company and Network
          Data Systems, Limited
          dated June 27, 1996.             Filed herewith electronically

27        Financial Data Schedule          Filed herewith electronically

