Form 10-K/A
period 1996-03-31
EXECUTIVE TELECARD LTD
filed 1996-09-13
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

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

                              Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of May 28, 1996 amounted to approximately $208,458,300.

The number of shares outstanding of each of the registrant's classes of common stock as of May 31, 1996 was 14,408,626 shares, all of one class of $.001 par value Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 1996 annual meeting of stockholders are incorporated by reference into Part III of this report.

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K for the period ended March 31, 1996 as set forth below:

ITEM 14 - Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K
- --------------------------------------------------------------------------

c)   Exhibits:

     10.10 Deed of Trust and Security Agreement between the Company and The Capitol Life Insurance Company dated December 21, 1992 for the 4260 East Evans Avenue, Denver, Colorado offices

     10.11     Directors and Employees 1993 Stock Option Plan

     10.12 Agreement between Executive Telecard SA (Switzerland) and Telstra Corporation Limited (Australia) for Enhancement of Telecom Australia Calling Card dated August 3, 1993

     10.13 Employment Agreement between Executive Telecard, S.A. and Edward J. Gerrity, Jr. dated March 15, 1995 and Termination Agreement dated August 31, 1995

     10.14 Settlement Agreement between the Company and Network Data Systems Limited dated March 27, 1995

     10.15 Employment Agreement and Termination Agreement between Executive Telecard, S.A. and Anthony Balinger dated June 30, 1995

     10.16 Employment Agreement and Termination Agreement between Executive Telecard, S.A. and Robert N. Schuck dated September 28, 1995.

     10.17 Employment Agreement and Termination Agreement between Executive Telecard, S.A. and Allen Mandel dated September 28, 1995

     10.18 Employment Agreement between Executive Telecard, S.A. and Stig Sonnerberg dated November 1, 1995

     10.19 Office Building Lease between Executive Telecard, S.A. and Provident Life and Accident Insurance Company dated December 15, 1995 for the 1720 South Bellaire, Denver, Colorado offices and First Amendment to Lease dated April 19, 1996

     10.20 Promissory Note and Stock Option Agreement between the Company and World Wide Export, Ltd. dated February 28, 1996

     10.21 Promissory Note and Stock Option Agreement between the Company and Seymour Gordon dated February 28, 1996

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EXECUTIVE TELECARD, LTD.

Dated:  September 3, 1996    BY:/s/Anthony Balinger
                                Anthony Balinger, President and Principal
                                Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated:  September 3, 1996    BY:/s/Anthony Balinger
                                Anthony Balinger, Director

Dated:  September 3, 1996    BY:/s/Edward J. Gerrity
                                Edward J. Gerrity, Chairman and Director

Dated:  September 3, 1996    BY:/s/Allen Mandel
                                Allen Mandel, Executive Vice President and
                                Principal Financial Officer

Dated:  September 3, 1996    BY:/s/Timothy A. Peach
                                Timothy A. Peach, Controller, Principal
                                Accounting Officer

Dated:  September 3, 1996    BY:/s/Stig Sonnerberg
                                Stig Sonnerberg, Director

Dated:  September 3, 1996    BY:/s/Richard Krinsley
                                Richard Krinsley, Director

Dated:  September 3, 1996    BY:/s/David Warnes
                                David Warnes, Director

Dated:  September 3, 1996    BY:/s/Ebrahim Ali Abdul Aal
                                Ebrahim Ali Abdul Aal, Director

                                EXHIBIT INDEX


EXHIBIT                                      METHOD OF FILING
- -------                                      -------------------
10.10       Deed of Trust and Security
            Agreement between the Company
            and The Capitol Life
            Insurance Company dated
            December 21, 1992 for the
            4260 East Evans Avenue,
            Denver, Colorado offices         Filed herewith electronically

10.11       Directors and Employees
            1993 Stock Option Plan           Filed herewith electronically

10.12       Agreement between Executive
            Telecard SA (Switzerland) and
            Telstra Corporation Limited
            (Australia) for Enhancement
            of Telecom Australia Calling
            Card dated August 3, 1993        Filed herewith electronically

10.13       Employment Agreement between
            Executive Telecard, S.A. and
            Edward J. Gerrity, Jr. dated
            March 15, 1995 and Termination
            Agreement dated
            August 31, 1995                  Filed herewith electronically

10.14       Settlement Agreement between
            the Company and Network Data
            Systems Limited dated
            March 27, 1995                   Filed herewith electronically

10.15       Employment Agreement and
            Termination Agreement between
            Executive Telecard, S.A. and
            Anthony Balinger dated
            June 30, 1995                    Filed herewith electronically

10.16       Employment Agreement and
            Termination Agreement between
            Executive Telecard, S.A. and
            Robert N. Schuck dated
            September 28, 1995.              Filed herewith electronically

10.17       Employment Agreement and
            Termination Agreement
            between Executive Telecard,
            S.A. and Allen Mandel
            dated September 28, 1995         Filed herewith electronically

10.18       Employment Agreement between
            Executive Telecard, S.A. and
            Stig Sonnerberg dated
            November 1, 1995                 Filed herewith electronically

10.19       Office Building Lease between
            Executive Telecard, S.A. and
            Provident Life and Accident
            Insurance Company dated
            December 15, 1995 for the
            1720 South Bellaire,
            Denver, Colorado offices and
            First Amendment to Lease
            dated April 19, 1996             Filed herewith electronically

10.20       Promissory Note and Stock
            Option Agreement between
            the Company and World Wide
            Export, Ltd. dated
            February 28, 1996                Filed herewith electronically

10.21       Promissory Note and Stock
            Option Agreement between
            the Company and Seymour
            Gordon dated
            February 28, 1996                Filed herewith electronically


