Form 10-Q
period 1996-09-30
EXECUTIVE TELECARD LTD
filed 1996-11-14
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For the Quarter Ended                               Commission File Number

 September 30, 1996                                         1-10210


                          EXECUTIVE TELECARD, LTD.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                13-3486421
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation of organization)

        ONE BLUE HILL PLAZA, SUITE 1650, PEARL RIVER, NEW YORK 10965
--------------------------------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (914) 627-2060
--------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]   No [  ]

The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1996 is 15,860,407 shares, all of one class of $.001 par value Common Stock.

                          EXECUTIVE TELECARD, LTD.
                                  FORM 10-Q
                      Quarter Ended September 30, 1996


                              TABLE OF CONTENTS

                                                                       PAGE

FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1996
         and March 31, 1996                                             3,4

         Consolidated Statements of Operations for the three months
         ended September 30, 1996 and 1995                                5

         Consolidated Statements of Operations for the six months
         ended September 30, 1996 and 1995                                6

         Consolidated Statements of Cash Flows for the three months
         ended September 30, 1996 and 1995                                7

         Consolidated Statements of Cash Flows for the six months
         ended September 30, 1996 and 1995                                8

         Notes to Consolidated Financial Statements                    9-12

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          13-14

OTHER INFORMATION

Item 1 - Legal Proceedings                                               15

Item 2 - Changes in Securities                                           15

Item 3 - Defaults upon Senior Securities                                 15

Item 4 - Submission of Matters to a Vote of Security Holders             15

Item 5 - Other Information                                               15

Item 6 - Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                               16

                          EXECUTIVE TELECARD, LTD.

                       PART I:  FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996

                                   ASSETS


                                        September 30,         March 31,
                                            1996                1996
                                         -----------         ----------
                                         (Unaudited)          (Note 1)
Current:
Cash and cash equivalents               $ 3,937,565          $  950,483
Trade accounts receivable,
   less allowance of
   $165,000 and $239,000 for
   doubtful accounts                      5,642,366           5,850,345

Accounts receivable from related
   parties                                  532,126             732,794
Other current assets                        459,573             123,482
                                        -----------         -----------
Total current assets                     10,571,630           7,657,104

Property and equipment - net of
   accumulated depreciation
   and amortization                      10,477,717           8,415,091

Other:

Intangible assets - net                     202,743             222,265

Deposits                                    357,207             251,490

Other assets                                186,286             186,124
                                        -----------         -----------
Total other assets                          746,236             659,879
                                        -----------         -----------
Total assets                            $21,795,583         $16,732,074
                                        ===========         ===========

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.

                         CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                        September 30,         March 31,
                                            1996                1996
                                         -----------         ----------
                                         (Unaudited)          (Note 1)
Current:
Note payable                            $ 6,000,000         $         -
Accounts payable                          2,268,914           2,428,882
Accounts payable to related
   parties                                        -              66,321
Accrued expenses                          2,649,635           4,293,496
Customer deposits                           299,152             302,205
Unearned income                             145,157             288,262
Current maturities of long-term debt        281,911             162,250
                                        -----------         -----------

Total current liabilities                11,644,769           7,541,416
Long-term debt, less current maturities   1,418,128           2,150,649
                                        -----------         -----------
Total liabilities                        13,062,897           9,692,065
                                        -----------         -----------

Stockholders' equity:
Preferred stock - $.001 par value;
   5,000,000 shares authorized
Common stock - $.001 par value;
   100,000,000 shares authorized,
   15,860,407 and 15,849,488 outstanding     15,861              15,849

Additional paid-in capital               16,047,812          15,901,574
Accumulated deficit                      (7,412,986)         (8,960,196)
Accumulated translation adjustment           81,999              82,782
                                        -----------         -----------
Total stockholders' equity                8,732,686           7,040,009
                                        -----------         -----------
Total liabilities and stockholders'
   equity                               $21,795,583         $16,732,074
                                        ===========         ===========

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                 (UNAUDITED)

                                       Three Months        Three Months
                                           Ended               Ended
                                    September 30, 1996  September 30, 1995
                                    ------------------  ------------------
                                                             (Note 1)

Net revenue                            $ 9,076,365         $ 7,674,396
Cost of revenue                          4,649,139           4,791,519
                                       -----------         -----------
Gross profit                             4,427,226           2,882,877
                                       -----------         -----------
Costs and expenses:
   Selling, general and administrative   3,091,078           1,820,427
   Depreciation and amortization           410,332             382,055
                                       -----------         -----------

Total costs and expenses                 3,501,410           2,202,482
                                       -----------         -----------
Income from operations                     925,816             680,395
                                       -----------         -----------
Other income (expense):
   Interest expense                       (242,347)            (43,346)
   Interest income                          30,089                 365
   Foreign currency transaction loss       (10,653)            (13,517)
                                       -----------         -----------

Total other expense                       (222,911)            (56,498)
                                       -----------         -----------
Income before taxes on income              702,905             623,897
Taxes on income                            105,000              64,000
                                       -----------         -----------
Net income                             $   597,905         $   559,897
                                       -----------         -----------
Net income per share                   $      0.04         $      0.04
                                       -----------         -----------
Weighted average number of shares and
   share equivalents outstanding        15,860,407          15,794,374
                                       -----------         -----------

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                 (UNAUDITED)

                                        Six Months          Six Months
                                           Ended               Ended
                                    September 30, 1996  September 30, 1995
                                    ------------------  ------------------
                                                             (Note 1)

Net revenue                            $17,143,874         $14,671,195
Cost of revenue                          8,794,088           9,422,252
                                       -----------         -----------
Gross profit                             8,349,786           5,248,943
                                       -----------         -----------
Costs and expenses:
   Selling, general and administrative   5,455,865           3,442,267
   Depreciation and amortization           796,755             751,232
                                       -----------         -----------
Total costs and expenses                 6,252,620           4,193,499
                                       -----------         -----------
Income from operations                   2,097,166           1,055,444
                                       -----------         -----------
Other income (expense):
   Interest expense                       (308,115)            (85,640)
   Interest income                          30,095                 388
   Foreign currency transaction gain
     (loss)                                  1,064             (60,554)
   Other income                                  -             350,000
                                       -----------         -----------
Total other income (expense)              (276,956)            204,194
                                       -----------         -----------
Income before taxes on income            1,820,210           1,259,638
Taxes on income                            273,000             128,000
                                       -----------         -----------
Net income                             $ 1,547,210         $ 1,131,638
                                       -----------         -----------
Net income per share                   $      0.10         $      0.07
                                       -----------         -----------
Weighted average number of shares and
   share equivalents outstanding        15,857,237          15,757,882
                                       -----------         -----------

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

                                       Three Months        Three Months
                                           Ended               Ended
                                    September 30, 1996  September 30, 1995
                                    ------------------  ------------------
                                                             (Note 1)

Operating activities:
Net income                             $   597,905         $   559,897
Adjustments to reconcile net income
   to net cash flows provided by
   (used in) operating activities:
   Depreciation and amortization           410,332             382,055
   Provision for bad debts                    (434)             63,073
Changes in operating assets
   and liabilities:
   Accounts receivable                    (404,545)           (487,240)
   Other assets                           (105,664)             86,793
   Accounts payable                        387,310            (110,817)
   Accrued expenses                     (1,179,271)            361,686
   Other liabilities                       (25,693)             (6,306)
                                       -----------         -----------
Cash provided by (used in) operating
   activities                             (320,060)            849,141
                                       -----------         -----------
Investing activities:
Acquisitions of property and equipment  (2,335,169)           (637,585)
Other assets                               357,311            (232,226)
                                       -----------         -----------
Cash used in investing activities       (1,977,858)           (869,811)
                                       -----------         -----------
Financing activities:
Principal payments on long-term debt       (67,755)            (28,035)
Issuance of capital stock                        -             337,851
Proceeds from long-term debt               313,148                   -
                                       -----------         -----------
Cash provided by financing activities      245,393             309,816
                                       -----------         -----------
Effect of exchange rate changes
   on cash                                   1,576             (25,512)
                                       -----------         -----------
Net increase (decrease) in cash
   and cash
   equivalents                          (2,050,949)            263,634
Cash and cash equivalents,
   beginning of period                   5,988,514           1,961,720
                                       -----------         -----------
Cash and cash equivalents,
   end of period                       $ 3,937,565         $ 2,225,354
                                       ===========         ===========

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

                                        Six Months          Six Months
                                           Ended               Ended
                                    September 30, 1996  September  30, 1995
                                    ------------------  ------------------
                                                             (Note 1)
Operating activities:
Net income                             $ 1,547,210         $ 1,131,638
Adjustments to reconcile net income
   to net cash flows provided by
   (used in) operating activities:
   Depreciation and amortization           796,755             751,232
   Provision for bad debts                 104,835             148,590
Changes in operating assets
   and liabilities:
   Accounts receivable                     275,540          (1,392,430)
   Other assets                           (358,571)            132,889
   Accounts payable                       (226,289)            698,645
   Accrued expenses                     (1,497,611)           (816,426)
   Other liabilities                      (146,158)             (2,744)
                                       -----------         -----------
Cash provided by operating activities      495,711             651,394
                                       -----------         -----------
Investing activities:
Acquisitions of property and equipment  (2,781,733)         (1,071,640)
Other assets                              (113,253)           (175,624)
                                       -----------         -----------
Cash used in investing activities       (2,894,986)         (1,247,264)
                                       -----------         -----------
Financing activities:
Principal payments on long-term debt    (1,617,448)            (70,433)
Proceeds from long-term debt             1,004,587                   -
Issuance of capital stock                        -             337,851
Proceeds from note payable               6,000,000           1,000,000
                                       -----------         -----------
Cash provided by financing activities    5,387,139           1,267,418
                                       -----------         -----------
Effect of exchange rate changes
   on cash                                    (782)           (180,426)
                                       -----------         -----------
Net increase in cash and cash
   equivalents                           2,987,082             491,122
Cash and cash equivalents,
   beginning of period                     950,483           1,734,232
                                       -----------         -----------
Cash and cash equivalents,
   end of period                       $ 3,937,565         $ 2,225,354
                                       ===========         ===========

See Notes to Consolidated Financial Statements

                          EXECUTIVE TELECARD, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

Note 1 - Basis of Presentation
--------------------------------------------------------------------------

     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1996.

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

     Certain items included in the Consolidated Statement of Operations for the six months ended September 30, 1995 have been reclassified to conform to the current year's presentation.

Note 2 - Net Income (Loss) Per Share
--------------------------------------------------------------------------

     Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period. Warrants and options outstanding to purchase common stock are included as common stock equivalents when dilutive.

Note 3 - Related Party Transaction
--------------------------------------------------------------------------

     During April 1995, an agreement between the Company and a corporate stockholder was finalized to resolve certain claims and potential claims between the two parties. The claims arose out of negotiated transactions whereby sales of the Company's restricted stock had occurred at prices at or below the quoted market price. Under the agreement, the corporate stockholder granted the Company an irrevocable proxy to vote all of the shares beneficially owned or controlled by the stockholder in favor of the director nominees proposed by the Board, to pay the Company the sum of $350,000 and not to compete with nor solicit Company employees for a period of three years. The sum of $350,000 has been included in other income for the six months ended September 30, 1995.

Note 4 - Note Payable
--------------------------------------------------------------------------

     In June 1996, the Company borrowed $6,000,000 from a financial institution. The note is payable in June 1997 and carries an interest rate equal to the lender's prime rate plus 2.5% which was 10.75% for the period ended September 30, 1996. Interest on the note is payable quarterly. In connection with this note, the lender was granted warrants to purchase 100,000 shares of the Company's common stock at a price of $14.88 per share. These warrants expire on June 28, 1999. The value assigned to such warrants when granted in connection with the above note agreement is amortized over the term of the note. At September 30, 1996 these warrants have not been exercised.

     The note is subject to certain financial covenants and is secured by the assets of the Company.

     Proceeds from this loan were used to retire a $1,000,000 note payable which was outstanding at March 31, 1996.

Note 5 - Long Term Debt
--------------------------------------------------------------------------

At September 30, 1996 and March 31, 1996, long term debt consisted of the following:

                                            September 30,    March 31,
                                                1996           1996
                                             (Unaudited)     (Note 1)
--------------------------------------------------------------------------
12% unsecured term note payable to a
   stockholder, interest payable monthly,
   principal due and payable December 27,
   1997(1)                                   $  500,000     $        -

12% unsecured term note payable to a
   foreign corporation, interest payable
   monthly, principal due and payable
   September 28, 1997(2)                              -      1,000,000

12% unsecured term note payable to a
   stockholder, interest payable monthly,
   principal due and payable August 28,
   1997(3)                                            -        500,000

Capitalized lease obligations                 1,037,485        648,202

9% mortgage note, payable $1,586 monthly,
   including interest, through November
   1997, with a December 1997 balloon
   payment, secured by deed of trust on the
   related land and building                    162,554        164,697
--------------------------------------------------------------------------
Total                                         1,700,039      2,312,899
Less current maturities                         281,911        162,250
--------------------------------------------------------------------------
Total long term debt                         $1,418,128     $2,150,649
==========================================================================

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

The value assigned to such options when granted in connection with the above note agreements is being amortized over the term of the respective notes. At September 30, 1996, options issued in connection with these transactions have not been exercised.

Note 6 - Common Stock
--------------------------------------------------------------------------

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

                 (Balance of Page Left Blank Intentionally)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------
     Net revenue increased by 17% to $17,143,874 for the six months ended September 30, 1996 as compared to $14,671,195 for the comparable period last year. For the three months ended September 30, 1996, net revenue increased by 18% to $9,076,365 from $7,674,396 for the three months ended September 30, 1995. This continued growth resulted primarily from increases in volume usage of the Company's calling card services by existing customers as well as the addition of customers due to new agreements.

     Cost of revenue for the six months was $8,794,088, a decrease of 7% from the prior year's amount of $9,422,252. For the three months ended September 30, 1996, cost of revenue was $4,649,139, a decrease of 3% from the prior year's amount of $4,791,519. As a percentage of revenue, these costs decreased 13% from 64% for the six months ended September 30, 1995 to 51% for the current period. For the three months ended September 30, 1996, these costs were 51% compared to 62% for the prior period, a decrease of 11%. These reductions in costs reflect general rate decreases and volume discounts negotiated with domestic and foreign telephone carriers based upon the continued increase in volume of traffic generated over their networks.

     Selling, general and administrative expenses increased by $2,013,598 (58%) to $5,455,865, during the six months ended September 30, 1996 versus $3,442,267 for the comparable period last year. For the three months ended September 30, 1996, selling, general and administrative expenses were $3,091,078, an increase of $1,270,651 (70%) over the $1,820,427 reported for the prior period. This increase is primarily attributable to the addition of personnel and related employee costs necessary to manage the increasing business volume, provide additional marketing and promotion for the Company's calling card services, develop new business services (primarily Internet related), and maintain quality customer support and assistance. As a percentage of revenue, selling, general and administrative expenses increased from 23% to 32% for the six months and from 24% to 34% for the three months ended September 30, 1996 compared to the same periods last year. As additional revenue is realized from the Company's current activities, selling, general and administration expenses as a percentage of revenue are expected to decrease.

     Depreciation and amortization expense increased by $45,523 to $796,755 as compared to $751,232 for the six months and by $28,277 to $410,332 compared to $382,055 for the three months ended September 30, 1996. This increase primarily relates to equipment placed in service during the current period.

     Interest expense increased by $222,475 to $308,115 for the six months ended September 30, 1996, from $85,640 and for the three months ended September 30, 1996, interest expense increased $199,001 to $242,347 versus $43,346 for the comparable periods last year. This increase primarily relates to interest payments on term notes payable including the $6 million borrowed from a financial institution during June 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended September 30, 1996, cash and cash equivalents decreased $2,050,949 to $3,937,565. The decrease in cash and cash equivalents consisted of the following components: (i) net cash flows used in operating activities in the amount of $320,060, resulting primarily from a decrease in accrued expenses of $1,179,271 and an increase in accounts receivable of $404,545 which were primarily offset by net income for the quarter of $597,905 and an increase in accounts payable of $387,310, (ii) net cash flows used in investing activities in the amount of $1,977,858, which related primarily to $2,335,169 in acquisitions of new equipment to expand the Company's global network (which had a nominal effect on depreciation expense for the period but will increase depreciation expense in subsequent periods) offset by a decrease in other assets of $357,311 related to advance payments on orders for equipment which were delivered and placed in operation, (iii) cash flows provided by financing activities of $245,393 primarily consisting of equipment lease financing of $313,148 partially offset by principal payments on long term debt of $67,755, and (iv) the effect of exchange rate changes on cash which served to increase cash and cash equivalents by $1,576.

     The $6,500,000 proceeds from notes issued during the quarter ended June 30, 1996 and included as cash flows provided by financing activities for the six months ended September 30, 1996, were used to provide additional working capital, capital for the acquisition of additional property and equipment planned for the year, and to retire long-term debt of $1,500,000.

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


Item 1    Legal Proceedings
--------------------------------------------------------------------------
     None

Item 2    Change In Securities
--------------------------------------------------------------------------
     None

Item 3    Defaults Upon Senior Securities
--------------------------------------------------------------------------
     None

Item 4    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------
          At the Annual Meeting of Stockholders held on July 26, 1996 (discussed in Part II, Item 4 of the Company's Form 10-Q for the quarter ended June 30, 1996), because of a large number of broker non-votes on the issue, a sufficient number of stockholder votes had not yet been cast to approve proposed amendments to the Company's Certificate of Incorporation to authorize 5,000,000 shares of preferred stock. The meeting of stockholders was adjourned until August 10, 1996 and was then re-adjourned to August 21, 1996, at which time the proposed amendments were approved by the affirmative vote of a majority of the stockholders of the Company. The votes cast for were 7,333,223, the votes cast against were 1, 079,819, and the abstentions were 78,377.

Item 5    Other Information
--------------------------------------------------------------------------
          None

Item 6    Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------
          a)   Exhibits
               3.1  Restated Certificate of Incorporation as amended July
                    26, 1996 and August 29, 1996
               3.2  Bylaws as amended March 15, 1995 and July 26, 1996
               27   Financial Data Schedule
          b)   Reports on Form 8-K
               None


                          EXECUTIVE TELECARD, LTD.

                                 SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                      EXECUTIVE TELECARD, LTD.
                                      (Registrant)



Date:  November 13, 1996              By:---------------/S/---------------
                                         Timothy A. Peach
                                         Controller, Treasurer
                                         and Chief Accounting Officer

                                EXHIBIT INDEX

EXHIBIT                               METHOD OF FILING
-------                               ----------------

3.1      Restated Certificate of
         Incorporation as amended
         July 26, 1996 and August
         29,1996                      Filed herewith electronically

3.2      Bylaws as amended March
         15, 1995 and July 26, 1996   Filed herewith electronically

27       Financial Data Schedule      Filed herewith electronically