Form 10-Q
period 1996-12-31
EXECUTIVE TELECARD LTD
filed 1997-02-14
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


     For the Quarter Ended                        Commission File Number
     December 31, 1996                                 1-10210
     ---------------------                        ----------------------

                          EXECUTIVE TELECARD, LTD.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                13-3486421
          --------                                ---------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation of organization)          Identification No.)

        ONE BLUE HILL PLAZA, SUITE 1650, PEARL RIVER, NEW YORK  10965
--------------------------------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (914) 627-2060
                                                  ------------------------
--------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __X__         No _____

The number of shares outstanding of each of the registrant's classes of common stock, as of February 1, 1997 is 15,860,407 shares, all of one class of $.001 par value Common Stock.


                          EXECUTIVE TELECARD, LTD.
                                  FORM 10-Q
                       QUARTER ENDED DECEMBER 31, 1996

                              TABLE OF CONTENTS
FINANCIAL INFORMATION                                  PAGE

Item 1  - Consolidated Financial Statements

          Consolidated Balance Sheets as of December
          31, 1996 and March 31, 1996                       3, 4

          Consolidated Statements of Operations for the
          three months ended December 31, 1996 and 1995     5

          Consolidated Statements of Operations for the
          nine months ended December 31, 1996 and 1995      6

          Consolidated Statements of Cash Flows for the
          three months ended December 31, 1996 and 1995     7

          Consolidated Statements of Cash Flows for the
          nine months ended December 31, 1996 and 1995      8

          Notes to Consolidated Financial Statements        9-12

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               13-15

OTHER INFORMATION

Item 1  - Legal Proceedings                                 16
Item 2  - Changes in Securities                             16
Item 3  - Defaults upon Senior Securities                   16
Item 4  - Submission of Matters to a Vote of
          Security Holders                                  16
Item 5  - Other Information                                 16
Item 6  - Exhibits and Reports on Form 8-K                  16

SIGNATURES                                                  17

                          EXECUTIVE TELECARD, LTD.

                       PART I:  FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND MARCH 31, 1996

                                   ASSETS


                                       DECEMBER 31, 1996    MARCH 31, 1996
                                       -----------------    --------------
                                          UNAUDITED)           (NOTE 1)

CURRENT:
Cash and cash equivalents                  $2,168,781            $950,483
Trade accounts receivable, less
   allowance of $165,000 and
   $239,000 for doubtful accounts           6,756,871           5,850,345
Accounts receivable from
   related parties                             87,072             732,794
Other current assets                          504,694             123,482
                                         ------------        ------------
Total current assets                        9,517,418           7,657,104
PROPERTY AND EQUIPMENT - net of
   accumulated depreciation
   and amortization                        10,609,803           8,415,091
OTHER:
Intangible assets - net                       193,280             222,265
Deposits                                      529,278             251,490
Other assets                                  191,773             186,124
                                          -----------        ------------
Total other assets                            914,331             659,879
                                          -----------        ------------
TOTAL ASSETS                              $21,041,552         $16,732,074
                                          -----------        ------------

See Notes to Consolidated Financial Statements


                          EXECUTIVE TELECARD, LTD.

                         CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND MARCH 31, 1996

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                  DECEMBER 31, 1996  MARCH 31, 1996
                                  -----------------  --------------
                                     (UNAUDITED)        (NOTE 1)

CURRENT:
Note payable                          $6,000,000       $        -
Accounts payable                       1,810,398        2,428,882
Accounts payable to related
  parties                                      -           66,321
Accrued expenses                       2,027,967        4,293,496
Customer deposits                        319,940          302,205
Unearned income                          156,080          288,262
Current maturities of
  long-term debt                         492,502          162,250
                                     -----------      -----------
Total current liabilities             10,806,887        7,541,416
LONG-TERM DEBT, less current
   maturities                          1,332,208        2,150,649
                                     -----------      -----------
Total liabilities                     12,139,095        9,692,065
                                     -----------      -----------
STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
   5,000,000 shares authorized
Common stock - $.001 par value;
   100,000,000 shares authorized,
   15,860,407 and 15,849,488
   outstanding                            15,861           15,849
Additional paid-in capital            16,047,812       15,901,574
Accumulated deficit                   (7,243,063)      (8,960,196)
Accumulated translation
   adjustment                             81,847           82,782
                                    ------------      -----------
Total stockholders' equity             8,902,457        7,040,009
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $21,041,552      $16,732,074
                                    ------------      -----------

See Notes to Consolidated Financial Statements





                          EXECUTIVE TELECARD, LTD.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED DECEMBER 31, 1996 and 1995
                                 (UNAUDITED)




                                THREE MONTHS          THREE MONTHS
                                    ENDED                 ENDED
                              DECEMBER 31, 1996     DECEMBER 31, 1995
                              -----------------     -----------------
                                                        (Note 1)


NET REVENUE                       $8,278,029             $8,117,676
COST OF REVENUE                    4,297,676              4,821,847
                                ------------            -----------
GROSS PROFIT                       3,980,353              3,295,829
                                ------------            -----------
COSTS AND EXPENSES:
   Selling, general and
      administrative               3,109,402              1,965,650
   Depreciation and
   amortization                      414,463                402,653
                                 -----------           ------------
Total costs and expenses           3,523,865              2,368,303
                                 -----------           ------------
Income from operations               456,488                927,526
                                 -----------           ------------
OTHER INCOME (EXPENSE):
   Interest expense                 (244,589)               (46,574)
   Interest income                    17,902                    574
   Foreign currency transaction
      gain (loss)                    (19,879)                13,668
                                  ----------            -----------
Total other expense                 (246,566)               (32,332)
                                  ----------            -----------
Income before taxes on income        209,922                895,194
Taxes on income                       32,000                 87,000
                                  ----------            -----------
NET INCOME                         $ 177,922             $  808,194
                                  ----------            -----------
NET INCOME PER SHARE               $    0.01             $     0.05
                                  ----------            -----------
WEIGHTED AVERAGE NUMBER OF
   SHARES AND SHARE EQUIVALENTS
   OUTSTANDING                    15,860,407             15,847,011
                                  ----------            -----------

See Notes to Consolidated Financial Statements



                          EXECUTIVE TELECARD, LTD.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                NINE MONTHS ENDED DECEMBER 31, 1996 and 1995
                                 (UNAUDITED)



                                 NINE MONTHS          NINE MONTHS
                                    ENDED                ENDED
                              DECEMBER 31, 1996    DECEMBER 31, 1995
                              -----------------    -----------------
                                                       (Note 1)


NET REVENUE                       $25,421,903         $22,788,871
COST OF REVENUE                    13,091,764          14,244,099
                                 ------------         -----------
GROSS PROFIT                       12,330,139           8,544,772
                                 ------------         -----------
COSTS AND EXPENSES:
   Selling, general and
      administrative                8,565,268           5,407,917
   Depreciation and amortization    1,211,217           1,153,885
                                  -----------         -----------
Total costs and expenses            9,776,485           6,561,802
                                  -----------          ----------
Income from operations              2,553,654           1,982,970
                                  -----------          ----------
OTHER INCOME (EXPENSE):
   Interest expense                  (552,704)           (132,214)
   Interest income                     47,997                 962
   Foreign currency transaction
     gain (loss)                      (18,815)            (46,886)
   Other income                             -             350,000
                                  -----------          ----------
Total other income (expense)         (523,522)            171,862
                                  -----------          ----------
Income before taxes on income       2,030,132           2,154,832
Taxes on income                       313,000             215,000
                                  -----------          ----------
NET INCOME                         $1,717,132          $1,939,832
                                  -----------          ----------
NET INCOME PER SHARE               $     0.11          $     0.12
                                  -----------          ----------
Weighted average number of
   shares and share equivalents
   outstanding                     15,858,298          15,787,699
                                  -----------          ----------


See Notes to Consolidated Financial Statements


                          EXECUTIVE TELECARD, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                     THREE MONTHS        THREE MONTHS
                                        ENDED                ENDED
                                  DECEMBER 31, 1996    DECEMBER 31, 1995
                                  -----------------   ------------------
                                                           (Note 1)

OPERATING ACTIVITIES:
Net income                                $177,922          $808,194
Adjustments to reconcile
   net income to net cash
   flows provided by
   (used in) operating
   activities:
     Depreciation and amortization         414,463           402,653
     Provision for bad debts                     -            24,436
Changes in operating assets and
   liabilities:
      Accounts receivable                 (669,451)         (452,084)
      Other assets                         (45,121)         (144,637)
      Accounts payable                    (472,883)          324,703
      Accrued expenses                    (629,667)         (648,891)
      Other liabilities                     31,711           (65,772)
                                       -----------       -----------
Cash provided by (used in)
   operating activities                 (1,193,026)          248,602
                                       -----------       -----------
INVESTING ACTIVITIES:
Acquisitions of property and
   equipment                              (521,923)       (1,521,418)
Other assets                              (192,721)          299,320
                                       -----------       -----------
Cash used in investing activities         (714,644)       (1,222,098)
                                       -----------       -----------
FINANCING ACTIVITIES:
Principal payments on long-term debt       (75,566)          (34,177)
Proceeds from long-term debt               214,604                 -
                                       -----------       -----------
Cash provided by financing
   activities                              139,038           (34,177)
                                       -----------       -----------
Effect of exchange rate
   changes on cash                            (152)           30,694
                                       -----------       -----------
Net increase (decrease) in cash
   and cash equivalents                 (1,768,784)         (976,979)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                   3,937,565         2,225,354
                                       -----------       -----------
Cash and cash equivalents, end
   of period                            $2,168,781        $1,248,375
                                        ----------        ----------

See Notes to Consolidated Financial Statements


                          EXECUTIVE TELECARD, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                 (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                      NINE MONTHS         NINE MONTHS
                                        ENDED                ENDED
                                  DECEMBER 31, 1996    DECEMBER 31, 1995
                                  -----------------   ------------------
                                                           (Note 1)

OPERATING ACTIVITIES:
Net income                              $1,717,132        $1,939,832
Adjustments to reconcile
   net income to net cash flows
   provided by (used in) operating
   activities:
   Depreciation and amortization         1,211,217         1,153,885
   Provision for bad debts                 104,836           177,141
Changes in operating assets and
   liabilities:
   Accounts receivable                    (393,911)       (1,852,967)
   Other assets                           (403,692)          (11,748)
   Accounts payable                       (684,805)        1,023,348
   Accrued expenses                     (2,133,644)       (1,465,317)
   Other liabilities                      (114,447)          (68,518)
                                        ----------        ----------
Cash provided by operating
   activities                             (697,314)          895,656
                                        ----------        ----------
INVESTING ACTIVITIES:
Acquisitions of property and
   equipment                            (3,303,656)       (2,591,143)
Other assets                              (305,974)          112,340
                                        ----------        ----------
Cash used in investing activities       (3,609,630)       (2,478,803)
FINANCING ACTIVITIES:                   ----------        ----------
Principal payments on long-term
   debt                                 (1,693,014)         (104,610)
Proceeds from long-term debt             1,219,191
   Issuance of capital stock                     -           337,851
Proceeds from note payable               6,000,000         1,000,000
                                        ----------        ----------
Cash provided by financing
   activities                            5,526,177         1,233,241
                                        ----------        ----------
Effect of exchange rate changes
   on cash                                    (935)         (135,951)
                                        ----------        ----------
Net increase (decrease) in cash
   and cash equivalents                  1,218,298          (485,857)
CASH AND CASH EQUIVALENTS,
   beginning of period                     950,483         1,734,232
                                        ----------        ----------
CASH AND CASH EQUIVALENTS,
   end of period                        $2,168,781        $1,248,375
                                        ----------        ----------


See Notes to Consolidated Financial Statements


                          EXECUTIVE TELECARD, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION

--------------------------------------------------------------------------

   The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1996.

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

   Certain items included in the Consolidated Statement of Operations for the nine months ended December 31, 1995 have been reclassified to conform to the current year's presentation.


NOTE 2 - NET INCOME (LOSS) PER SHARE

--------------------------------------------------------------------------

   Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period. Warrants and options outstanding to purchase common stock are included as common stock equivalents when dilutive.


                          EXECUTIVE TELECARD, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

NOTE 3 - RELATED PARTY TRANSACTION

--------------------------------------------------------------------------

   During April 1995, an agreement between the Company and a corporate stockholder was finalized to resolve certain claims and potential claims between the two parties. The claims arose out of negotiated transactions whereby sales of the Company's restricted stock had occurred at prices at or below the quoted market price. Under the agreement, the corporate stockholder granted the Company an irrevocable proxy to vote all of the shares beneficially owned or controlled by the stockholder in favor of the director nominees proposed by the Board, to pay the Company the sum of $350,000 and not to compete with, nor solicit employees of, the Company for a period of three years. The sum of $350,000 has been included in other income for the nine months ended December 31, 1995.


NOTE 4 - NOTE PAYABLE

--------------------------------------------------------------------------

   In June 1996, the Company borrowed $6,000,000 from a financial institution. The note is payable in June 1997 and carries an interest rate equal to the lender's prime rate plus 2.5% which was 10.75% for the period ended December 31, 1996. In November 1996, the Company secured from the same financial institution a $4,000,000 multiple draw down term loan expiring June 1997. Draws against the loan carry an interest rate equal to the lender's prime rate plus 2.5%. At December 31, 1996 no draws were made against the loan. Any unused portion of the loan is subject to a commitment fee of .5%. Interest on the notes and the commitment fee is payable quarterly. In connection with these notes, the lender was granted warrants to purchase 100,000 shares of the Company's common stock at a price of $14.88 per share and 66,667 shares of the company's common stock at a price of $7.88 per share. These warrants expire on December 31, 2001. The value assigned to such warrants when granted in connection with the above note agreements is amortized over the term of the notes. At December 31, 1996 these warrants have not been exercised.

   The notes are subject to certain financial covenants and are secured by the assets of the Company.

   Proceeds from the $6,000,000 loan were used to retire a $1,000,000 note payable which was outstanding at March 31, 1996.


                          EXECUTIVE TELECARD, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

NOTE 5 - LONG TERM DEBT

--------------------------------------------------------------------------

At December 31, 1996 and March 31, 1996, long term debt consisted of the following:


                                         DECEMBER 31,        MARCH 31,
                                            1996               1996
                                         (UNAUDITED)         (NOTE 1)
                                      ----------------    ---------------

12% unsecured term note
   payable to a stockholder,
   interest payable monthly,
   principal due and payable
   December 27, 1997 (1)                  $500,000        $        -
12% unsecured term note payable
   to a foreign corporation,
   interest payable monthly,
   principal due and payable
   September 28, 1997 (2)                        -         1,000,000
12% unsecured term note payable
   to a stockholder, interest
   payable monthly, principal due
   and payable August 28, 1997 (3)               -           500,000

Capitalized lease obligations            1,162,892           648,202

9% mortgage note, payable $1,586
   monthly, including interest,
   through November 1997, with a
   December 1997 balloon payment,
   secured by deed of trust on
   the related land and building           161,818           164,697
                                        ----------        ----------

Total                                    1,824,710         2,312,899
Less current maturities                    492,502           162,250
                                        ----------        ----------

Total long term debt                    $1,332,208        $2,150,649
                                        ----------        ----------


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

The value assigned to such options when granted in connection with the above note agreements is being amortized over the term of the respective notes. At December 31, 1996, options issued in connection with these transactions have not been exercised.

                          EXECUTIVE TELECARD, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

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

                 (Balance of Page Left Blank Intentionally)


                          EXECUTIVE TELECARD, LTD.

                              DECEMBER 31, 1996

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------

     Net revenue increased by 12% to $25,421,903 for the nine months ended December 31, 1996 as compared to $22,788,871 for the comparable period last year. For the three months ended December 31, 1996, net revenue increased by 2% to $8,278,029 from $8,117,676 for the three months ended December 31, 1995. The decrease in growth percentage from previous quarters is primarily attributable to overload on network capacity and the decision to defer several programs. An upgrade to the entire network database system has now been completed and the Company believes it is once again in position to launch new programs and products.

     Cost of revenue for the nine months was $13,091,764, a decrease of 8% from the prior year's amount of $14,244,099. For the three months ended December 31, 1996, cost of revenue was $4,297,676, a decrease of 11% from the prior year's amount of $4,821,847. As a percentage of revenue, these costs decreased 12% from 63% for the nine months ended December 31, 1995 to 51% for the current period. For the three months ended December 31, 1996, these costs were 52% compared to 59% for the prior period, a decrease of 7%. These reductions in costs reflect general rate decreases and volume discounts negotiated with domestic and foreign telephone carriers based upon the continued increase in volume of traffic generated over their networks.

     Selling, general and administrative expenses increased by $3,157,351 (58%) to $8,565,268, during the nine months ended December 31, 1996 versus $5,407,917 for the comparable period last year. For the three months ended December 31, 1996, selling, general and administrative expenses were $3,109,402, an increase of $1,143,752 (58%) over the $1,965,650 reported for the prior period. This increase is primarily attributable to the addition of personnel and related employee costs necessary to manage the increasing business volume, provide additional marketing and promotion for the Company's calling card services, develop new business services (primarily Internet related), and maintain quality customer support and assistance. As a percentage of revenue, selling, general and administrative expenses increased from 24% to 34% for the nine months and from 24% to 38% for the three months ended December 31, 1996 compared to the same periods last year. As additional revenue is realized from the Company's current marketing and new business development expenditures, selling, general and administration expenses as a percentage of revenue are expected to decrease.


                          EXECUTIVE TELECARD, LTD.

                              DECEMBER 31, 1996

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------

     Depreciation and amortization expense increased by $57,332 to $1,211,217 as compared to $1,153,885 for the nine months and by $11,810 to $414,463 compared to $402,653 for the three months ended December 31, 1995. This increase primarily relates to equipment placed in service during the current period.

     Interest expense increased by $420,490 to $552,704 for the nine months ended December 31, 1996, from $132,214 and for the three months ended December 31, 1996, interest expense increased $198,015 to $244,589 versus $46,574 for the comparable period last year. This increase primarily relates to interest payments on term notes payable including the $6 million borrowed from a financial institution during June 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended December 31, 1996, cash and cash equivalents decreased $1,768,784 to $2,168,781. The decrease in cash and cash equivalents consisted of the following components: (i) net cash flows used in operating activities in the amount of $1,193,026, which resulted from a decrease in accrued expenses of $629,667, as well as a decrease in accounts payable of $472,883, further accompanied by an increase in accounts receivable of $669,451, which were primarily offset by net income for the quarter of $177,922 and depreciation and amortization of $414,463, (ii) net cash flows used in investing activities in the amount of $714,644, which are related primarily to $521,923 in acquisitions of new equipment for further expansion of the Company's global network, with an additional increase of other assets of $192,721, related to deposits on orders for equipment to further the expansion of the global network, (iii) cash flows provided by financing activities of $214,604 partially offset by principal payment on long term debt of $75,566, and (iv) the effect of exchange rate changes on cash which served to decrease cash and cash equivalents.

     The $6,500,000 proceeds from notes issued during the quarter ended June 30, 1996 and included as cash flows provided by financing activities for the nine months ended December 31, 1996, were used to provide additional working capital, capital for the acquisition of additional property and equipment planned for the year, and to retire long-term debt of $1,500,000.

     The Company's future plans to fund its working capital needs consist of the following: (i) use of funding available through an additional $4,000,000 multiple draw down term loan agreement obtained from a financial institution, (ii) issuance of additional shares of common or preferred stock, (iii) the creation of a long term debt facility, and (iv) cash flow generated from operations. There can be no assurance that the Company will be successful in its efforts to raise such additional capital.

                          EXECUTIVE TELECARD, LTD.

                              DECEMBER 31, 1996

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------

     Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risk, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, changes in worldwide general economic conditions, changes in interest rates, currency rates and worldwide competition.


                 (Balance of Page Left Blank Intentionally)



                          EXECUTIVE TELECARD, LTD.

                              DECEMBER 31, 1996


ITEM 1 -             LEGAL PROCEEDINGS
--------------------------------------------------------------------------

                     Daryl Engleman Litigation. (ENGELMAN V. EXECUTIVE TELECARD, LTD. Claim No. 77 116 0137 95, American Arbitration Association; EXECUTIVE TELECARD, LTD V.ENGELMAN, No. 96-B-46, U.S.D.C., D. Colo.; EXECUTIVE TELECARD, LTD. V. ENGELMAN, ET AL., No. 95 Civ. 9505, U.S.D.C., S.D.N.Y.; EXECUTIVE TELECARD, LTD. V. ENGLEMAN, No. 96 CV 1659, Colo. Dist. Ct. (Denver); ENGELMAN V. EXECUTIVE TELECARD, LTD., ET AL., No. 96 CV 2534, Colo. Dist Ct. (Denver)).

                     In December of 1996, the Company and Daryl K. Engelman, the former President of the Company, entered into an agreement settling all claims between them. Under the terms of the settlement agreement, the Company agreed to release its claims against Mr. Engelman, pay him $45,000 and indemnify him against certain future expenses in exchange for a release of all of his various claims against the Company, its officers, directors and affiliates (including his rights to an earlier arbitration award for approximately $195,000 which had been challenged by the Company) and his agreement to cooperate fully with the Company in any pending or future litigation requiring his involvement or assistance.


ITEM 2 -             CHANGE IN SECURITIES
--------------------------------------------------------------------------
                            None

ITEM 3 -             DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------
                            None

ITEM 4 -             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------
                            None

ITEM 5 -             OTHER INFORMATION
--------------------------------------------------------------------------
                            None

ITEM 6 -             EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
                     a) Exhibits
                            10.  Amendment to Term Loan Agreement by
                            Executive TeleCard S.A., the Company, and ING (U.S.) Capital Corporation dated November 22, 1996.
                            27. Financial Data Schedule
                     b) Reports on Form 8-K


                          EXECUTIVE TELECARD, LTD.

                                 SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                    EXECUTIVE TELECARD, LTD.
                                    (Registrant)



Date:  February 13, 1997            By /s/ Timothy A. Peach
                                      Timothy A. Peach
                                      Controller, Treasurer
                                      and Chief Accounting Officer


                                EXHIBIT INDEX


EXHIBIT                                      METHOD OF FILING
-------                                      ----------------

10        Amendment to Term Loan
          Agreement by Executive
          TeleCard S.A., the Company,
          and ING (U.S.) Capital
          Corporation dated
          November 22, 1996                  Filed herewith electronically

27        Financial Data Schedule            Filed herewith electronically