Form 10-K
period 1997-03-31
EXECUTIVE TELECARD LTD
filed 1997-07-01
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to

                      Commission File Number:   1-10210

                          EXECUTIVE TELECARD, LTD.
==========================================================================
           (Exact name of registrant as specified in its charter)

           DELAWARE                               13-3486421
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation of organization

        One Blue Hill Plaza, Suite 1650, Pearl River, New York 10965
                  (Address of principal executive offices)

               Registrant's phone number including area code:
                               (914) 627-2060


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to section 12(g) of the Act:

                        Common Stock $.001 Par Value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of June 10, 1997 amounted to approximately $121,385,956.

The number of shares outstanding of each of the registrant's classes of common stock as of June 10, 1997 was 17,286,563 shares, all of one class of $.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 1997 annual meeting of stockholders are incorporated by reference into Part III of this report.
                 (Balance of Page Left Blank Intentionally)

                          EXECUTIVE TELECARD, LTD.
                                  FORM 10-K
                      FISCAL YEAR ENDED MARCH 31, 1997
                              TABLE OF CONTENTS
                                                            Page

Part I    Item 1   Business                                 4 - 16
          Item 2   Properties                               16
          Item 3   Legal Proceedings                        16 - 18
          Item 4   Submission of Matters to a Vote of
                     Security Holders                       18

Part II   Item 5   Market for Registrant's Common Stock
                     and Related                            18
                   Stockholder Matters
          Item 6   Selected Financial Data                  19
          Item 7   Management's Discussion and Analysis
                     of Financial                           20 - 23
                   Condition and Results of Operations
          Item 8   Consolidated Financial Statements and
                     Supplementary Data                     F-1 - F-31
          Item 9   Changes in and Disagreements with
                     Accountants on                         24
                   Accounting and Financial Disclosure

Part III  Item 10  Directors and Executive Officers of
                     the Registrant                         24
          Item 11  Executive Compensation                   24
          Item 12  Security Ownership of Certain
                     Beneficial Owners and Management       24
          Item 13  Certain Relationships and Related
                     Transactions                           24

Part IV   Item 14  Exhibits, Financial Statements,
                     Schedules and                          24 - 27
                   Reports on Form 8-K
Signatures                                                  28





                          EXECUTIVE TELECARD, LTD.
                                   PART I
ITEM 1 - Business (General)
==========================================================================

A.   The Company

Executive TeleCard, Ltd. ("the Company") provides various worldwide telecommunications services, including intra/intercountry calling card services, toll-free services, turnkey calling card systems and, on a limited basis, long distance services within the United States. The Company's telephone calling services permit travelers to place calls directly within and from a growing list of countries and territories (presently 66) at competitive rates and to avoid the high surcharges imposed by most hotel switchboards. Unlike most of its competitors, the Company does not rely on redialing through the United States for calls placed between foreign countries. Instead, customers dial a toll-free or local number to access the Company's proprietary CAVIAR (Computer Assisted Variable International Automatic Redialer) system, which routes calls through local Postal, Telegraph and Telephone Authorities ("PTTs") over the public voice network to virtually anywhere in the world. The Company markets its services as subscription calling cards, prepaid calling cards, turnkey calling systems (in countries that do not have telephone calling cards), and as enhancements to charge cards, credit cards, and telephone calling cards.

The Company was formed in 1987 as a wholly-owned subsidiary of International 800 Telecom Corporation, a publicly traded corporation which changed its name to Residual Corporation ("Residual") in February 1994. The Company went public in March 1989 by way of a dividend in kind on Residual's common stock. Effective March 31, 1995 the Company acquired substantially all of the assets of Residual, which consisted primarily of all of Residual's operating subsidiaries ("Residual Acquisition"). The principal Residual subsidiary, Service 800 SA, has worked with PTTs since 1974, establishing relationships with over 60 foreign telecommunications administrations. Building on the relationships established by Service 800, the Company began installing its proprietary CAVIAR system in or close to the facilities of PTTs in 1989, and today callers can access the Company's CAVIAR system from 66 countries and territories.

To access CAVIAR, callers simply dial a toll-free number from any telephone in any of the 66 countries and territories. This first step bypasses hotel switchboards for both international and intracountry calls made from hotel rooms, and high hotel surcharges are thereby avoided. After entry of a card number CAVIAR then voice prompts users in their own language from a broad range of languages (currently 32) to enter a personal identification number ("PIN") and a destination phone number. A validation process takes place as the user enters the requested information. CAVIAR also allows the Company to capture usage information and issue bills in numerous major currencies, with full call details, which are not available to residents or businesses in most countries.

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

C.   Enhancement Arrangements

The Company has enhancement agreements with over 40 companies to provide international calling service to their credit, charge and telephone calling card customers. The card issuers are compensated for marketing and administrative services rendered, including billing and collection services in connection with usage of the Company's calling service by their customers.

The enhancement agreements require credit, charge and calling card issuers to promote the use of the Company's service through advertisements, direct mail, newsletters and other marketing activities that the card issuers deem suitable. In support of this process, the Company directs a stream of marketing ideas, advertising materials and advice to its card issuing customers.

The principal market for the Company's calling service consists of business people, executives and professionals who travel frequently and who are required to make international and/or intracountry phone calls during their travels. The Company's list of enhancement customers includes major corporations such as: MasterCard International (several regions of the world), Worldcom Communications Corp., LCI International, Eurocard Danmark A/S, Eurocard Iceland SA, Telstra (Australia), KDD (Japan), Tele Danmark A/S, Lufthansa Airlines, American Express Travel Related Services-Brazil, Singapore Telecom, PLDT (Phillipines), and Telmex (Mexico).

D.   Revenue Sharing Arrangements
     (Applicable to Telephone Companies or PTTs)

The Company supplies turnkey calling card systems, including a self-contained customer maintenance center and billing system to PTTs that do not have their own telephone calling card. The Company generally pays for the cost of the CAVIAR system, including the cost of shipping and installation. The Company trains the personnel of the PTT in the operation of the system and makes its international network available to the PTT's customers. The Company presently has revenue sharing arrangements with the major international telephone carriers in Brunei, Colombia, Iceland, Indonesia, Mexico, Norway, the Philippines, Portugal, Russia, South Africa, South Korea, Sweden, Taiwan and Thailand.

The Company generally shares in the gross billings of all national and outbound international calls made through the CAVIAR system by the PTT's calling card customers. The PTT shares in the gross billings for all calls placed through CAVIARs located outside of its jurisdiction by its traveling calling card customers.

E.   Propriety Calling Cards

1. Executive TeleCard International-TM- ("ETI") is a telephone charge card that is available to foreign and domestic business executives, professionals and others for use primarily in placing direct intra/intercountry calls. ETI cardholders generally select a major credit card to which their usage is billed by the Company. ETI cardholders are charged an annual fee which is currently U.S. $50.00 for each individual card. As of March 31, 1997 the Company had approximately 9,400 ETI cardholders located in more than 128 countries. All of the features and benefits of the Company's direct and operator-assisted calling services are available to ETI subscribers.

2. World Direct is a global prepaid calling card that is marketed directly to travelers by PTTs and carriers, travel agents and issuers of travelers checks. The cards are sold in bulk to marketers, at a discount from the face value.

F.   Features of Direct Calling Service

Customers of the Company's international direct calling service are furnished with a list of toll-free and local telephone numbers for each country in which the service is available. These toll-free telephone numbers may be accessed from any telephone, and they permit entry through PTT authorities to the Company's CAVIAR computer.

CAVIAR prompts a caller to enter his or her telephone or credit card number, a PIN and the destination telephone number. CAVIARs are equipped to prompt a caller in the language indicated by the caller's card number, for example, Telia Card (Swedish); Worldcom (English); Telecom Danmark (Danish). At present, 32 languages are available. When the validation/authorization process is completed, the local CAVIAR dials the caller's destination number through a PTT, and CAVIAR captures and records the billing information.

The Direct Calling Service:

/ / Allows callers to call from any telephone in 66 countries and territories to virtually any other country in the world. It also allows callers to place long-distance calls directly within most of these countries, and access to the service is via toll-free or local telephone numbers. Presently no other long distance carrier, including AT&T, MCI, Sprint and British Telecom, provides similar direct intra/intercountry calling service.
/ / Allows callers to avoid the surcharges that hotels impose on long distance and international calls. Hotel surcharges can increase the cost of an international call by 300%-to-800%.

/ / Overcomes hotel blocking of toll-free access to its calling system by also providing callers with an alternative "local" access number.

/ / Avoids language problems when users are in a foreign country. The CAVIAR system's audio response software prompts callers in their native language, preselected by either the customer or the card issuing company.

/ / Allows use of most pay telephones because toll-free access eliminates the need to carry large quantities of coins; eliminates the need to decipher foreign usage instructions; and eliminates the reliance on foreign operators who may not be fluent in the language of the card user.

/ / Offers multi-lingual customer service which may be accessed via a toll-free number, 24 hours a day, 365 days a year.

/ / Allows use of the system to be billed directly to credit, charge or calling cards.

/ /  Provides detailed invoices not available in most countries.

Countries and Territories Covered by Direct Calling Service

Andorra           Gibraltar           Madeira           Singapore
Australia         Greece              Majorca           South Africa
Austria           Greenland           Malaysia          South Korea
Azores            Guernsey            Mexico            Spain
Bahrain           Hong Kong           Monaco            Sweden
Belgium           Hungary             Netherlands       Switzerland
Brunei            Iceland             New Zealand       Taiwan
Canada            Indonesia           No. Ireland       Thailand
Canary Islands    Ireland             Norway            Turkey
Chile             Isle of Man         Philippines       U.A.E.
Colombia          Israel              Poland            U.S. Virgin
Islands
Cyprus            Italy               Portugal          United Kingdom
Denmark           Japan               Puerto Rico       United States
Faeroe Islands    Jersey              Qatar             Vatican City
Finland           Liechtenstein       Russia            Wales
France            Luxembourg          San Marino
Germany           Macau               Scotland

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

The Operator-Assist Service:

/ / Allows callers to access the service via a toll-free telephone number from any telephone in 78 countries and territories and place calls to the U.S. and Canada.

/ / Allows callers to access the service from the U.S. via a toll-free telephone number and place calls to virtually anywhere in the world.

/ / Avoids the surcharges that hotels impose on international and long distance calls. Hotel surcharges often increase an international call by 300%-to-800%.

/ / Avoids language problems because the toll-free access number connects directly with an operator who speaks English and other languages.

/ / Offers Customer Service accessed via a toll-free number, 24 hours a day, 365 days a year.

/ / Allows use of the system to be billed directly to a credit, charge or calling card with detailed billing.

/ /  Allows access to all U.S. 800 numbers.

/ /  Offers facsimile services.

/ /  Provides language and document translation services.

/ /  Allows conference calling.

Countries and Territories Covered by Operator-Assist Service:

                           EUROPE

Andorra            Gibraltar         Madeira           Spain
Austria            Greece            Majorca           Sweden
Azores             Guernsey          Monaco            Switzerland
Belgium            Hungary           Montserrat        Turkey
Canary Islands     Ireland           Netherlands       United Kingdom
Cyprus             Isle of Man       No. Ireland       Vatican City
Denmark            Italy             Norway            Wales
Finland            Jersey            Portugal
France             Liechtenstein     San Marino
Germany            Luxembourg        Scotland


                        THE AMERICAS AND WEST INDIES

Anguilla                 Dominica                Trinidad & Tobago
Argentina                Grenada                 Turks & Caicos Is.
Bahamas                  Jamaica                 United States
Brazil                   Netherland Antilles     Uruguay
Canada                   Nicaragua               U.S. Virgin Islands
Chile                    Puerto Rico             Venezuela
Colombia                 St. Kitts/Nevis


                           MIDDLE EAST AND AFRICA

Abu Dhabi                Israel                  Saudi Arabia
Bahrain                  Oman                    South Africa
Dubai                    Qatar                   U.A.E.

                            FAR EAST & AUSTRALIA

Australia                Japan                   Singapore
China                    Malaysia                South Korea
Guam                     New Zealand             Taiwan
Hong Kong                Philippines             Thailand
Indonesia                Saipan


H.   Toll-free Telephone Service (Service 800-TM-)

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

As of March 31, 1997 city-specific telephone numbers accounted for approximately 65% of the Company's toll-free telephone numbers. Most of the Company's city-specific telephone numbers permit toll-free calls to locations outside the country of call origination. Until the introduction of modern electronic equipment by telephone utilities, this was the only type of toll-free service offered by the Company.

The introduction of modern electronic equipment by some telephone utilities has enabled the Company to offer to its subscribers, in addition to city-specific international toll-free service, the option of obtaining a Service 800 telephone number which permits international calls to be made toll-free from any location in the service area of the telephone utility which has installed this equipment. The electronic equipment has the capacity to automatically "translate" the Service 800 telephone number into the telephone number of the recipient of the toll-free call, without the need for a call diverter. The Company is presently offering international nationwide toll-free service with respect to calls originating in Australia, Austria, Canada, Denmark, France, Hong Kong, Japan, the Netherlands, Switzerland, the United Kingdom, the United States and West Germany, among others. As of March 31, 1997, nationwide toll-free telephone numbers accounted for approximately 35% of the Company's toll-free telephone numbers. The Company expects that an increasing number of telephone utilities will install such modern equipment.

I.   Organization and History of Operations

The Company was incorporated in 1987 as a wholly owned subsidiary of Residual, a publicly traded company that provided toll-free and related value-added telecommunications services to businesses around the world. The Company built on the relationships Residual established with foreign telecommunications administrations, and in 1989 the Company began installing CAVIAR computers in or close to the facilities of various PTTs. The Company went public that same year by way of a dividend in kind on Residual's common stock, and effective March 31, 1995 entered into an Agreement of Sale and Purchase of Assets (the "Asset Purchase Agreement") with Residual pursuant to which the Company acquired substantially all of the subsidiaries of Residual and certain intellectual property rights including trademarks and service marks relating to the Residual subsidiaries. As a result, as of April 1, 1995, the Company, through its subsidiaries, is responsible for all expenses previously included under a service agreement in effect between Residual and the Company whereby the Company had agreed to pay Residual 10% of its gross revenues in exchange for general and administrative services, including use of Residual's facilities and administrative personnel but excluding costs for legal, accounting, marketing, advertising, promotion, and stockholder relations. Under the terms of the Asset Purchase Agreement, the Company transferred 697,828 shares of restricted stock of the Company to Residual in accordance with a fairness opinion rendered by the firm of Griffen Capital Management Corporation. In connection with the transaction the Company has, through its acquisition of Service 800, S.A., also assumed an indebtedness in the approximate amount of $12,722,000, which was incurred by Residual and Service 800, S.A. and due to the Company as of March 31, 1995. The Asset Purchase Agreement also prohibits Residual from competing with the Company for six years and from soliciting the Company's employees for three years.

At the present time, the Company conducts most of its operations through the following wholly owned subsidiaries:

1. Executive TeleCard SA, ("TeleCard, Turks & Caicos"). The Company formed this company, which is now its primary operating subsidiary, on December 20, 1993. The registered offices of TeleCard, Turks & Caicos are located at MacLaw House, Duke Street, Grand Turk, Turks and Caicos Islands, British West Indies, telephone number (809) 497 5056.

2. World Direct, Ltd. (Anguilla). The Company conducts its worldwide prepaid calling card business through World Direct Anguilla. The registered and operations offices of World Direct, Anguilla, are located at Hanse Bank Building, P.O. Box 213, The Valley, Anguilla, BWI, telephone number (809) 497-3800.

3. Transworld Telecommunications A/S (Denmark). The Company customizes its software and constructs its CAVIAR computers through Transworld Telecommunications A/S Denmark.

4. Executive TeleCard, Inc. (Colorado). The Company offers long distance services to Colorado businesses and residents through Executive TeleCard, Inc. Executive TeleCard, Inc. is considered a facilities based reseller offering 1+, 1-800, international calling card, debit card, and conference calling services.

5. World Direct Ltd. (Delaware) The Company conducts its U.S. prepaid calling card business through World Direct Ltd.

6. Service 800 SA (Turks & Caicos). The Company conducts its worldwide toll-free business through Service 800 SA (Turks & Caicos). The Company's toll-free services allow callers to make long distance telephone calls without paying applicable toll charges, which are instead billed to the subscriber who receives the call.

7. Fintel Services, Inc. (Colorado). The Company employs all of its U.S. employees (approximately 140) through Fintel Services, Inc. The employees of Fintel Services, Inc. provide services to the Company's other subsidiaries pursuant to various service agreements.

8. World Wide 800 Ltd. (Hong Kong). The Company employs six people to conduct its Asia/Pacific Rim marketing activities through World Wide 800 Ltd. (Hong Kong). The Company plans to increase its business presence in the Asia/Pacific Rim region in the future.

9. Service 800 SA (Belgium). The Company currently employs one person on a part-time basis to provide sales and maintenance services in Europe through Service 800 SA (Belgium).

10. eGlobe, Ltd. (Delaware). The Company is actively developing a global end-user Internet access service, which it markets through eGlobe, Ltd. By extending the capabilities of the Company's CAVIAR system, the Company plans to provide subscribers with an easy to use, high performance internet connection accessible through local or toll-free phone numbers from major cities and countries around the world. In connection with internet access, the Company also plans to offer electronic mail, fax mail, voice mail, and an intelligent web site with easy access to country-specific travel resource information and personalized news reports.

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

L.   United States Federal Regulation

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

M.   Carrier Arrangements

The Company utilizes existing long-distance telephone carrier services in the United States to transmit telephone signals domestically and internationally, and for this purpose, the Company has entered into arrangements with carriers such as AT&T, MCI and Worldcom, among others.

The Company applied for and has obtained from the FCC Section 214 authorization, which gives the Company the right to use the telecom-munications network of a United States carrier to provide international service at then prevailing tariffs and rates. The Company has entered into agreements with telephone utilities in various foreign countries including, among others, Mercury (UK), Singapore Telecom, Hong Kong Telecom, CPRM (Portugal), Entel (Chile), Macau Telecom, South Africa TeleKom, Telefonica (Spain) and AEROCOM (Russia). In addition, the Company has licenses or approvals in those countries where it operates and where equipment is installed and continues to seek approval of various other foreign countries within which to provide services.

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

N.   Sales Force

Until March 31, 1995, Residual provided the Company with sales personnel and access to its sales network to market and sell ETI cards. Since the acquisition of Residual's operating subsidiaries on March 31, 1995, the Company has utilized its own personnel and network. The Company has also entered into agreements with independent sales agents to market and sell ETI cards.

In addition, the Company joint ventures or franchises to corporations in various nations the right to market and sell the Executive Tele-Card International. The Company also has arrangements with various marketers to distribute the World Direct prepaid calling card and with several marketers to sell the Service 800 toll free services.

O.   New Technology

Due to the highly competitive nature of the telecommunications industry and correspondingly sophisticated technological research and development capabilities of the Company's various competitors around the world, it is possible that equipment and software similar to the CAVIAR system will be developed by or for a competitor of the Company. The Company has no reason to believe that any similar equipment and software have already been developed, patented or are protected by another party. The Company may lease or sell its equipment to unaffiliated parties in the telecommunications industry who may or may not be competitors. The Company has made sales of such equipment to Fintelcom, the long distance carrier of Finland, INDOSAT, the Indonesian international carrier, and Tele2 of Sweden, but does not believe that such sales create a material risk of enabling others to utilize this equipment in direct competition with the Company.

There can be no assurance that all of the PTTs from which the Company plans to offer service will approve the use of the Company's CAVIAR. In such an event, nonapproving PTTs could either block service in their country or require the Company to use the PTT's operator services or call forwarding equipment.

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

Q.   Competition

The Company faces significant competition within the United States during all phases of its operations from such multinational corporations as AT&T, MCI, US Sprint and others. The Company also faces international competition from various PTT authorities. While the Company believes that no other enterprise presently offers international services of the type and scope provided by the Company, its competitors may choose to do so.
In 1992, AT&T, MCI and Sprint introduced intra/intercountry calling services. Those services require a call back to an operator (or automated attendant) in the United States who collects the call information and then places the call to its foreign destination. For example, a call from Copenhagen, Denmark to Copenhagen would first be sent to the United States and then back to Copenhagen at a rate substantially over that charged by the Company, and a call from Copenhagen to Stockholm would also be made via the United States operator at a rate that is also substantially over that of the Company. Providing intra/intercountry calling in this manner is referred to as "refiling" or "rerouting". Although AT&T, MCI and Sprint have greater resources than those of the Company, it is management's belief that the price advantage of the Company over AT&T, MCI and Sprint will prevent any significant impact on its market share and that the added exposure from competitive advertising will actually increase the Company's call volume. By refiling calls and thus taking a share of the market away from the PTTs, AT&T, MCI and Sprint may encounter difficulties in obtaining approvals to offer their services in many countries and may encounter difficulties with the tax authorities of many countries.

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

R.   Employees

Pursuant to an administrative services agreement entered into with Residual, as more fully described above, the Company utilized the employees and administrative services of Residual. As a result of the Company's acquisition of Residual's operating subsidiaries, on March 31, 1995, the Company itself employed eighty-three (83) full time employees. As of March 31, 1997, the Company employed one hundred sixty-six (166) of which one hundred forty-four (144) were located in the United States in either Denver, Colorado or Pearl River, New York, one (1) was located in Nyon, Switzerland, eleven (11) were located in Silkeborg, Denmark, seven
(7) were located in Hong Kong, one (1) was located in Qatar, one (1) was located in Brussels, Belgium, and one (1) was located in Guildford, United Kingdom.

S.   Properties

The Company owns the land and building at 8 Avenue C, Nanuet, New York and 4260 East Evans Avenue, Denver, Colorado. The properties leased by the Company include the premises located in Paris, France; Brussels, Belgium; Hong Kong; Singapore; Doha, Qatar; Silkeborg, Denmark; Nyon, Switzerland; and Guildford, United Kingdom. Effective June, 1996 the Company leased additional office space in Denver, Colorado, and effective September, 1996, the Company leased office space in Pearl River, New York.

T.   Foreign Currency Exposure

The Company's enhancement customers are permitted to choose the currency in which they pay for calling services from among several different currencies determined by the Company. Thus, the Company's earnings, which are reported in U.S. Dollars, may be materially affected by movements in the exchange rate between the U.S. Dollar and such other currencies.


U.   Intellectual Property Rights

The Company has registered certain marks, including WORLD DIRECT-Registered Trademark-, EXECUTIVE TELECARD INTERNATIONAL-Registered Trademark-, and SERVICE 800-Registered Trademark- with the U.S. Patent and Trademark Office. Applications for registration of the following marks with the U.S. Patent and Trademark Office are currently pending: GLOBAL OFFICE-SM-, CAVIAR-TM-, WORLD DIRECTNET-TM-, EGLOBE-SM-, ELECTRONIC GLOBE-SM-, GLOBAL EXECUTIVE-TM-, PHONE 123-TM-, and ITS A BIG WORLD WITHOUT US-SM-. The EXECUTIVE TELECARD INTERNATIONAL-TM- and WORLD DIRECT-TM- marks have also been registered in Belgium, Canada, Great Britain, Luxembourg, and the Netherlands, and applications for registration of those marks are pending in Australia, Denmark, France, West Germany, Hong Kong, Indonesia, Israel, Italy, Japan, Korea, New Zealand, Spain, Sweden, Switzerland, Taiwan and Thailand. If the Company's registration efforts are successful in those countries, the Company will have a prima facie exclusive right to the use of its EXECUTIVE TELECARD INTERNATIONAL-TM- and WORLD DIRECT-TM-marks.

In the event the Company fails to obtain a service mark or trademark in a particular jurisdiction, the Company may be precluded from the use of the EXECUTIVE TELECARD INTERNATIONAL-TM- or WORLD DIRECT-TM- marks in that jurisdiction. In such an event the Company might have to market its product under a different name. Failure to obtain a registered trademark will not preclude the Company from marketing its product in those jurisdictions under a different name. The Company is also considering registration of additional marks internationally.

The Company has filed a patent application relating to the digital CAVIAR-TM- system with the U.S. Patent and Trademark Office, and the Company is in the process of evaluating the possible application for patent of its billing system. It is anticipated that a patent application for the digital CAVIAR-TM- will also be filed internationally.

V.   Segment Information and Major Customers

The Company is engaged in one business segment - telecommunications.

See Geographic Segment Information in Note 9 of the Notes to Consolidated Financial Statements.

For the year ended March 31, 1997, two customers, Telstra and Telmex accounted for approximately twelve percent (12%) and fifteen percent (15%) of total revenue, respectively. No other customer accounted for more than ten percent (10%) of total revenue during the year.

Management of the Company does not believe that its operations are significantly impacted by the effects of inflation nor trends regarding a seasonal nature of the business.

ITEM 2 - Properties
==========================================================================

The land and building used by the Company at 8 Avenue C, Nanuet, New York was purchased in March 1992. The land and building used by the Company at 4260 East Evans Avenue, Denver, Colorado, consisting of approximately 14,000 sq. ft., was purchased in December 1992. The Company rents office space in Pearl River, New York; Paris, France; Brussels, Belgium; Nyon, Switzerland; Hong Kong; Singapore; Silkeborg, Denmark; Guildford, United Kingdom and Anguilla. Effective June, 1996 the Company leased an additional 10,000 sq. ft. of office space in Denver, Colorado at 1720 S. Bellaire Street, Suite 1000 and effective September, 1996 the Company leased an additional 3100 sq. ft. of office space in Pearl River, New York at One Blue Hill Plaza, Suite 1650.

The Company believes that its facilities, including the new leases in Denver and New York, are adequate for operations for the coming year.

ITEM 3 - Legal Proceedings
==========================================================================

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

     1. Walter Krauth Litigation. (Krauth v. Executive TeleCard, Ltd., No. 95 Civ. 3967 (RWS), U.S.D.C, S.D.N.Y. and related cases.)

          Commencing in October, 1994, a small group of dissident stockholders of the Company, Walter K. Krauth, Jr., William Miller and David Legere, began a contest for control of the Company. That struggle resulted in a proxy contest and a series of related legal proceedings, including the above referenced case. Messrs. Krauth, Miller and Legere settled with the Company in May of 1996. An April 1996 judgment in their favor for approximately $48,000 in interim attorney's fees has now been waived and released without any payment by the Company.

     2. Theodore Mayer Litigation. (Mayer v. Executive TeleCard, Ltd., No. 95 Civ. 5403 (RWS), U.S.D.C., S.D.N.Y.; Mayer v. Executive TeleCard, Ltd., No. 14459, Chancery Court of Delaware, New Castle County; Executive TeleCard, Ltd. v. Mayer, No. 95 Civ. 9641 (LLS), U.S.D.C., S.D.N.Y.)

          Mayer, a former treasurer of the Company, brought two civil actions for attorneys fees pursuant to the indemnification provisions of the Company's bylaws and under Delaware law, totaling approximately $100,000. In the New York action, the Company filed counterclaims for breach of fiduciary duty to the Company based upon Mayer's actions and activities in promoting and provoking the dissident shareholders to commence the proxy contest. In the Delaware action, a judgment has been entered against the Company for $56,000. A non-final adverse ruling has been entered against the Company in the New York action. Upon entry of a final judgment in the New York proceeding, either or both of these rulings may be appealed. The Company has brought an action against Mayer in the United States District Court for the Southern District of New York pursuant to Section 16(b) of the Securities Exchange Act for short-swing trading while Mayer was an executive officer of the Company. Mr. Mayer's liability from this action could exceed $380,000. Trial is currently scheduled to begin July 21, 1997.

     3.   Executive TeleCard, Ltd. v. Anderson, et al., Index No.
          116002/95 IAS Part 9, Supreme Court of the State of New York, County of New York.

          The Company has filed an action against Peter J. Anderson and his law firm based upon a letter transmitted by Mr. Anderson which contained libelous statements against the Company. The court recently granted defendants' motion for dismissal on the grounds that the firm has a privilege under law because the statements were made in relationship to litigation between the Company and the dissident shareholders, whom the law firm represented in both the proxy contest and the Krauth litigation. The Company has not yet determined whether it will appeal the court's ruling.

          In re Executive TeleCard, Ltd. Securities Litigation, Case No. 94 Civ. 7846 (CLB), U.S.D.C., S.D.N.Y.

          The Company, its former auditors, certain of its present and former directors and others are defendants in this consolidated securities law class action, which alleges that certain public filings and reports made by the Company, including its Forms 10-K for the 1991, 1992, 1993 and 1994 fiscal years (i) did not present fairly the financial condition of the Company and its earnings; and (ii) failed to disclose the role of Richard Bertoli as a consultant to the Company. Plaintiffs seek unspecified monetary damages. In January 1997, the court certified the named plaintiffs, except Moise Katz, as adequate class representatives, and certified the putative class to include all persons who purchased the Company's common stock in the open market between October 28, 1991 and October 27, 1994. The Company and its former auditors are vigorously opposing this action, for which discovery has recently been completed. The Company has moved for summary judgment and to preclude certain expert testimony on the grounds that the plaintiffs have adduced no evidence of damage. That motion, along with plaintiffs' cross motion for partial summary judgment, is scheduled to be heard by the Court July 18, 1997.

          Residual Litigation. Victor L. Wegard, et. al. v. International 800 Telecom Corp., et. al., No. 10747/94, Supreme Court of the State of New York. The Company has been named as a defendant in this action, which was brought by certain underwriters who represented Residual in its initial public offering. The underwriters contend that Residual breached its contract with the underwriters by allegedly failing to register certain warrants held by the underwriters. The underwriters also claim that the Company is liable for inducing Residual's refusal to register the warrants. No trial has been set, and the Company's motion to dismiss all claims against it is currently pending.

ITEM 4 - Submission of Matters to a Vote of Security Holders
==========================================================================

No matters were submitted to a vote of the security holders during the quarter ended March 31, 1997.

ITEM 5 - Market for Registrant's Common Stock and Related Stockholder
Matters
==========================================================================

A.   Market Information

The Company's common stock has traded on the NASDAQ National Market under the symbol ("EXTL") since December 1, 1989.

The following table reflects the high and low prices reported on the NASDAQ National Market for each quarter of the fiscal year ended March 31, 1997.


                                              High      Low

     Quarter Ended June 30, 1996             $14 5/8    $ 6 7/8
     Quarter Ended September 1996             14          8
     Quarter Ended December 31, 1996          11 5/8      5 1/8
     Quarter Ended March 31, 1997              8          5


The following table reflects the high and low prices reported on the NASDAQ National Market for each quarter of the fiscal year ended March 31, 1996.

                                              High      Low

     Quarter Ended June 30, 1995             $5 1/2    $3 3/8
     Quarter Ended September 30, 1995         9 1/8     4 1/8
     Quarter Ended December 31, 1995          7 7/8     5 3/4
     Quarter Ended March 31, 1996             9 3/8     5 3/4

B.   Holders

The approximate number of holders of the Company's common stock as of May 31, 1997 was in excess of 5,400 record and beneficial owners.

C.   Dividends

The Company has not paid or declared any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends on its common stock in the near future. The Company declared a ten percent (10%) common stock split, effected in the form of a stock dividend, on January 5, 1994 and distributed February 4, 1994 to shareholders of record on January 28, 1994. On June 30, 1995, the Company declared another ten percent (10%) common stock split, effected in the form of a stock dividend, distributed on August 25, 1995 to shareholders
of record as of August 10, 1995.   On May 21, 1996 the Company declared
another ten percent (10%) stock dividend. Shareholders of record as of June 14, received the dividend on August 5, 1996.

ITEM 6 - Selected Financial Information
==========================================================================

The following information is derived from the consolidated financial statements included elsewhere herein. All information presented below should be read in conjunction with Management's Discussion and Analysis, the Consolidated Financial Statements and Notes included elsewhere in this Form 10-K.


                                  FOR THE YEARS ENDED MARCH 31,
                                1997            1996            1995
                                ----            ----            ----
                            Successor(3)    Successor(3)    Successor(3)

                            ------------    ------------    ------------

STATEMENT OF OPERATIONS:
Net Revenue               $ 33,994,375     $ 30,298,228     $ 22,980,726
Income (Loss) from
  Operations                 2,423,564        3,097,009         (292,307)
Other Income (Expense)      (1,401,612)          69,843       (4,324,193)
Net Income (Loss)              773,952        2,852,852       (4,616,500)
Net Income (Loss)
  -Per Share(1)(2)                0.05             0.18            (0.30)




                          FOR THE YEARS ENDED MARCH 31,
                                1994            1993
                                ----            ----
                           Predecessor(4)  Predecessor(4)
                           --------------  --------------

STATEMENT OF OPERATIONS:
Net Revenue               $ 12,736,882     $  6,985,357
Income (Loss) from
  Operations                 1,447,825          695,280
Other Income (Expense)         (55,034)          (9,198)
Net Income (Loss)            1,323,407          648,995
Net Income (Loss)
  -Per Share(1)(2)                0.09             0.05


                                         AS OF MARCH 31,
                                1997            1996            1995
                                ----            ----            ----

BALANCE SHEET:
Cash and Cash
  Equivalent              $  2,172,480     $    950,483     $  1,734,232
Total Assets                23,679,686       16,732,074       12,943,044
Long-Term Obligations        9,737,007        2,150,649          671,774
Total Liabilities           15,720,414        9,692,065        9,023,293
Total Stockholders'
  Equity                      7,959,272       7,040,009        3,919,751




                                  AS OF MARCH 31,
                                1994            1995
                                ----            ----

BALANCE SHEET:
Cash and Cash
  Equivalent              $  1,347,532     $  1,099,869
Total Assets                16,645,307       11,517,028
Long-Term Obligations          500,939          584,844
Total Liabilities            1,157,233          964,593
Total Stockholders'
  Equity                     15,488,074      10,552,435



(1) Based on the weighted average number of shares outstanding during the period.

(2) The weighted average number of shares outstanding during the periods have been adjusted to reflect a 100% stock dividend distributed March 16, 1990, six ten percent (10%) stock splits, effected in the form of stock dividends and distributed August 14, 1992, February 5, 1993, August 27, 1993, February 4, 1994, August 25, 1995 and August 5, 1996.

(3) Includes the acquisition of the operating subsidiaries of Residual. (See Note 1 - Business Combination in the Notes to Consolidated Financial Statements.)

(4) Does not include the acquisition of the operating subsidiaries of Residual. (See Note 1 - Business Combination in the Notes to Consolidated Financial Statements.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
==========================================================================

                          Year Ended March 31, 1997

Certain statements in this Annual Report on Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risk, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, changes in worldwide general economic conditions, changes in interest rates, currency rates and worldwide competition.

Net revenue increased 12.2% to $33,994,375 in fiscal 1997 compared to $30,298,228 reported in fiscal 1996. The continuing growth in revenue resulted primarily from increased volume usage of the Company's calling card services by existing customers as well as the addition of customers due to new agreements. During the year, the Company experienced an overload on network capacity and deferred several new programs. An upgrade to the entire network database system was completed in fiscal 1997. The Company now believes it is in position to launch new programs and products, including its global end-user Internet access service offered through its wholly owned subsidiary, eGlobe, Ltd. which made its initial services available during April, 1997.

Cost of revenue for fiscal 1997 was $17,913,995 compared with $18,501,402 in fiscal 1996, a decrease of 3.2%, resulting from the overall increase in the Company's realization of revenue sharing revenue for which there is no direct usage cost. Additionally, the Company experienced general rate decreases and volume discounts negotiated with domestic and foreign telephone carriers based upon the continued increase in volume of traffic generated over their networks.. As a percentage of net revenue, these costs decreased 8.4% from 61.1% during fiscal 1996 to 52.7% for fiscal 1997.

Selling, general and administrative expenses increased by $4,780,482 (67%) to $11,915,864, during fiscal 1997 versus $7,135,382 for the prior year. This increase is primarily attributable to the addition of personnel and related employee costs necessary to manage the increasing business volume, provide additional marketing and promotion for the Company's calling card services, develop new business services (primarily global end-user Internet access service), and maintain quality customer support and assistance. The number of employees increased to 166 at March 31, 1997 compared to 131 at the end of fiscal 1996, a 26.7% increase. As a percentage of revenue, selling, general and administrative expenses increased from 23.6% in fiscal 1996 to 35.1% in fiscal 1997. As additional revenue is realized from the Company's current marketing and new business development expenditures, selling, general and administration expenses as a percentage of revenue are expected to decrease.

Depreciation and amortization expense increased by $176,517 to $1,740,952 as compared to $1,564,435 for fiscal 1996. This increase relates primarily to equipment placed in service during the fiscal year including upgrade of and additions to the Caviar network and call processing equipment.

Interest expense of $849,073 increased over last year's $185,977 due primarily to additional borrowings to finance business development and expansion and an increase in lease financed asset transactions. The Company's long term and current maturities of long term debt increased to $10,740,390 as of March 31, 1997, compared to $2,312,899 as of March 31,
1996. Interest income increased by $49,443 to $51,291 for fiscal 1997 compared to $1,848 for fiscal 1996, representing the temporary investment of working capital.

Foreign currency transaction loss decreased by $20,619 to $75,409 in fiscal year 1997 and generally reflects the currency exchange rate movements between foreign currencies billed to customers and paid to suppliers against the United States Dollar.


During fiscal year 1997, the Company incurred $528,421 in proxy related litigation expense as described in ITEM 3- Legal proceedings. No proxy expense was incurred in fiscal year 1996.

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

==========================================================================

Liquidity and Capital Resources

                          Year Ended March 31, 1997

During the year ended March 31, 1997, cash and cash equivalents increased from $950,483 to $2,172,480. The increase in cash and cash equivalents consisted of the following components: (i) net cash flows used in operating activities in the amount of $2,010,480 resulting primarily from net income for the year of $773,952 increased by depreciation and amortization expense of $1,740,952, offset by an increase in accounts receivable of $2,169,404 and a decrease in accrued expenses of $2,175,153 which primarily relates to payment of usage costs for telephone services,
(ii) net cash flows used in investing activities in the amount of $5,194,075 relating primarily to customization, modernization and expansion of the Company's CAVIAR network which increases usage capacity and facilitates transmission of voice and data traffic, and development of Internet communication equipment, (iii) cash flows provided by financing activities of $8,427,491 primarily relating to proceeds from the issuance of notes payable and the assumption of capital lease obligations in the amount of $10,297,429 decreased by principal payments on and retirement of long term debt obligations of $1,869,938, and (iv) the negative effect of exchange rate changes on cash which decreased cash and cash equivalents by $939.

In June 1996, the Company borrowed $6,000,000 from a financial institution. The loan is a senior secured term loan and was used for capital expenditures, working capital and debt refinancing. The loan, subject to certain financial covenants, is secured by all of the assets of the Company and its subsidiaries, individually guaranteed by each of the Company's subsidiaries and includes a pledge of the common stock of all of the Company's subsidiaries. In connection with this loan, the lender received warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $14.88 which expire on December 31, 2001. The note is payable in June 1997 and carries an interest rate equal to the lender's prime rate plus 2.5%, which was 11% at March 31, 1997.

On November 7, 1996, the Company obtained a $4,000,000 multiple draw down term loan agreement from the same financial institution, of which $3,000,000 had been borrowed against this agreement at March 31, 1997.
The multiple draw down term loan agreement carries an interest rate equal to the lender's prime rate plus 2.5%, which was 11% at March 31, 1997, and
a commitment fee of .5% on the unused portion of the balance.   In
addition, the Company issued detachable warrants to purchase 66,667 shares of the Company's common stock at a price of $7 7/8 per share which expire on December 31, 2001. Interest on amounts outstanding and commitment fee on the unused portion of the loan are payable quarterly.

On June 3, 1997, the Board of Directors of the Company approved the sale of 1,425,000 shares of the Company's common stock for $7,500,000 to one individual. A portion of the proceeds from the sale has been used to reduce the multiple draw down term loan by $3,000,000. The remainder of the proceeds have been used either to provide working capital or invested in short term obligations through a financial institution.

On June 27, 1997, the Company renegotiated both loans as described above, extending the term of the loans to April, 1998, adjusting the price of common stock subject to existing warrants to the lesser of (i) $7 per share or (ii) the average stock price for the past ninety (90) trading days, and extending the expiration date for the warrants for ten (10) years.

The Company's future plans to fund its working capital and equipment needs also consist of the following: (i) issuance of additional shares of common stock or preferred stock, (ii) the creation of a long term debt facility, and (iii) cash flow generated from operations. There can be no assurance that the Company will be successful in its efforts to raise such additional capital.

Income Taxes

The Company's effective tax rate is lower than the federal statutory rate as discussed in Note 8 to the Consolidated Financial Statements. As of March 31, 1997 the Company has recorded a net deferred tax asset of $3,067,000 primarily as a result of the tax effect of net operating loss carryforwards. As of March 31, 1997, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized based in part on the foreign operations and the operating loss carryforwards availability only to offset U.S. tax provisions.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Basic earnings per share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion (APB) No. 15, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

                     The next pages are F-1 through F-30


                                                   EXECUTIVE TELECARD, LTD.

                                              ITEM 8 - FINANCIAL STATEMENTS
                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements:

     Report of Independent Certified Public Accountants                 F-2

     Balance Sheets as of March 31, 1997 and 1996                 F-3 - F-4

     Statements of Operations for the
          Years Ended March 31, 1997, 1996 and 1995                     F-5

     Statements of Stockholders' Equity for
          the Years Ended March 31, 1997, 1996 and 1995                 F-6

     Statements of Cash Flows for the
          Years Ended March 31, 1997, 1996 and 1995                     F-7

     Summary of Accounting Policies                              F-8 - F-12

     Notes to Consolidated Financial Statements                 F-13 - F-29

Schedule -

     II   Valuation and Qualifying Accounts                            F-30


Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Executive TeleCard, Ltd.
Pearl River, New York

We have audited the accompanying consolidated balance sheets of Executive TeleCard, Ltd. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Executive TeleCard, Ltd. and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


               BDO SEIDMAN, LLP

June 27, 1997
Denver, Colorado


                                                CONSOLIDATED BALANCE SHEETS

March 31,                                     1997          1996
------------------------------------------------------------------------



Assets

Current:
  Cash and cash equivalents             $  2,172,480            $   950,483
  Trade accounts receivable, less
     allowance of $123,000 and $239,000
     for doubtful accounts                 8,363,017              5,850,345
  Accounts receivable from related
     parties                                 175,114                732,794
  Other current assets                       347,995                123,482
-------------------------------------------------------------------------

Total current assets                      11,508,606              7,657,104

Property and equipment,
  net of accumulated depreciation
  and amortization                        11,905,956              8,415,091

Other:
  Intangible assets - net                    286,941                222,265
  Deposits                                   261,125                251,490
  Other assets                               167,058                186,124
--------------------------------------------------------------------------

Total other assets                           715,124                659,879
--------------------------------------------------------------------------

                                         $23,679,686            $16,732,074
--------------------------------------------------------------------------

  See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                CONSOLIDATED BALANCE SHEETS

March 31,                                     1997                   1996
--------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Accounts payable                        $2,466,056             $2,428,882
  Accounts payable to related
     parties                                       -                 66,321
  Accrued expenses                         2,038,415              4,293,496
  Customer deposits                          319,674                302,205
  Unearned income                            155,879                288,262
  Current maturities of
     long-term debt                        1,003,383                162,250
--------------------------------------------------------------------------
Total current liabilities                  5,983,407              7,541,416
Long-term debt, less current maturities    9,737,007              2,510,649
--------------------------------------------------------------------------

Total liabilities                         15,720,414              9,692,065
--------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value,
     5,000,000 shares authorized;
     none issued                                 -                        -
  Common stock - $.001 par value;
     100,000,000 shares authorized,
     15,861,240 and 15,849,488 outstanding    15,861                 15,849
  Additional paid-in capital              16,047,812             15,901,574
  Accumulated deficit                    (8,186,244)            (8,960,196)
  Accumulated translation adjustment          81,843                 82,782
--------------------------------------------------------------------------

Total stockholders' equity                 7,959,272              7,040,009
--------------------------------------------------------------------------

                                         $23,679,686            $16,732,074
--------------------------------------------------------------------------

  See accompanying summary of accounting policies and notes to consolidated financial statements.

                                      CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended March 31,         1997               1996              1995
--------------------------------------------------------------------------

Net revenue                $33,994,375        $30,298,228       $22,980,726

Cost of revenue             17,913,995         18,501,402        15,459,946
--------------------------------------------------------------------------

Gross profit                16,080,380         11,796,826         7,520,780
--------------------------------------------------------------------------

Costs and expenses:
  Selling, general and
     administrative         11,915,864          7,135,382         6,589,380
  Depreciation and
     amortization            1,740,952          1,564,435         1,223,707
--------------------------------------------------------------------------

Total costs and expenses    13,656,816          8,699,817         7,813,087
--------------------------------------------------------------------------

Income (loss) from
  operations                 2,423,564          3,097,009         (292,307)
--------------------------------------------------------------------------

Other income (expense):
  Interest expense           (849,073)          (185,977)          (82,054)
  Interest income               51,291              1,848            39,532
  Foreign currency
     transaction loss         (75,409)           (96,028)         (363,095)
  Proxy related litigation
     expense                 (528,421)                  -       (3,917,258)
  Other income (expense)             -            350,000           (1,318)
--------------------------------------------------------------------------

Total other income
  (expense)                (1,401,612)             69,843       (4,324,193)
--------------------------------------------------------------------------

Income (loss) before
  taxes on income            1,021,952          3,166,852       (4,616,500)
Taxes on income                248,000            314,000                 -
--------------------------------------------------------------------------

Net income (loss)             $773,952         $2,852,852      $(4,616,500)
--------------------------------------------------------------------------

Net income (loss) per share      $0.05              $0.18           $(0.30)
--------------------------------------------------------------------------

Weighted average number of
  shares and share
  equivalents outstanding   15,859,023         15,804,347        15,420,405
--------------------------------------------------------------------------

  See accompanying summary of accounting policies and notes to consolidated financial statements.


                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                     --------------------
                                                                Additional
Years Ended                                                       Paid In
March 31, 1997, 1996 and 1995    Shares        Amount             Capital
--------------------------------------------------------------------------
Balance, April 1, 1994         15,305,377      15,307            14,327,692
  Stock issued in
     connection with
     Private Placements
     to affiliate                  72,600          72               449,928
  Stock issued in
     connection with
     Private Placements           249,377         249               602,935
  Exercise of stock options        80,604          80               176,062
  Foreign currency translation
     adjustment                         -           -                     -
  Net loss                              -           -                     -
--------------------------------------------------------------------------

Balance, March 31, 1995        15,707,958      15,708            15,556,617
  Stock issued in lieu
     of cash payments             124,702         124               309,875
  Exercise of stock options        16,828          17                35,082
  Foreign currency
     translation adjustment             -            -                    -
  Net income                            -            -                    -
--------------------------------------------------------------------------

Balance, March 31, 1996        15,849,488      15,849            15,901,574
  Stock issued in
     connection with
     litigation
     settlement                    11,000          11               146,238
  Exercise of stock options           752           1                     -
  Foreign currency
     translation adjustment             -           -                     -
  Net Income                            -           -                     -
--------------------------------------------------------------------------

Balance, March 31, 1997        15,861,240     $15,861           $16,047,812


                                          Accumulated              Total
Years Ended                   Accumulated Translation         Stockholders'
March 31, 1997, 1996 and 1995     Deficit  Adjustment              Equity
--------------------------------------------------------------------------

Balance, April 1, 1994        (7,196,548)    (38,861)             7,107,590
  Stock issued in
     connection with
     Private Placements
     to affiliate                       -           -               450,000
  Stock issued in
     connection with
     Private Placements                 -           -               603,184
  Exercise of stock options             -           -               176,142
  Foreign currency translation
     adjustment                         -     199,335               199,335
  Net loss                    (4,616,500)           -           (4,616,500)
-------------------------------------------------------------------------

Balance, March 31, 1995      (11,813,048)     160,474             3,919,751
  Stock issued in lieu
     of cash payments                   -           -               309,999
  Exercise of stock options             -           -                35,099
  Foreign currency
     translation adjustment             -    (77,692)              (77,692)
  Net income                    2,852,852            -            2,852,852
--------------------------------------------------------------------------

Balance, March 31, 1996       (8,960,196)      82,782             7,040,009
  Stock issued in
     connection with
     litigation
     settlement                         -           -               146,249
  Exercise of stock options             -           -                     1
  Foreign currency
     translation adjustment             -       (939)                 (939)
  Net Income                      773,952           -               773.952
--------------------------------------------------------------------------

Balance, March 31, 1997       (8,186,244)     $81,843            $7,959,272
--------------------------------------------------------------------------

  See accompanying summary of accounting policies and notes to consolidated financial statements.



                                       CONSOLIDATED STATEMENTS OF CASH FLOW


Increase (Decrease) in Cash and Cash Equivalents


Years Ended March 31,            1997          1996               1995
-------------------------------------------------------------------------

Operating activities:
  Net income (loss)             $773,952    $2,852,852         $(4,616,500)
  Adjustments to reconcile
  net income (loss) to
  net cash flows provided by
  operating activities:
     Depreciation and
     amortization              1,740,952     1,564,435            1,223,707
     Provision for bad debts     214,412       176,950              207,849
     Stock issued in lieu of
     cash payments                     -       309,999                    -
  Changes in operating assets
     and liabilities:
     Accounts receivable     (2,169,404)   (2,850,592)            (812,763)
     Other assets              (317,499)        88,342              162,505
     Accounts payable             37,174       865,523                (330)
     Accrued expenses        (2,175,153)   (1,712,818)            4,554,733
     Other liabilities         (114,914)        20,979              123,961
--------------------------------------------------------------------------

Cash provided by (used in)
operating activities         (2,010,480)     1,315,670              843,162
--------------------------------------------------------------------------

Investing activities:
  Acquisitions of property
  and equipment              (5,043,062)   (3,426,322)          (1,905,477)
  Other assets                 (151,013)        22,204               31,621
--------------------------------------------------------------------------

Cash used in investing
  activities                 (5,194,075)   (3,404,118)          (1,873,856)
-------------------------------------------------------------------------

Financing activities:
  Proceeds from notes
  payable                     10,297,429     1,500,000                    -
  Proceeds from issuance of
  common stock                         -        35,099            1,229,326
  Principal payments on
  long-term debt             (1,869,938)     (152,708)            (145,166)
-------------------------------------------------------------------------

Cash provided by financing
  activities                   8,427,491     1,382,391            1,084,160
--------------------------------------------------------------------------

Effect of exchange rate
  changes on cash                  (939)      (77,692)              199,335
--------------------------------------------------------------------------

Net increase (decrease) in
  cash and cash equivalents    1,221,997     (783,749)              252,801

Cash and cash equivalents,
  beginning of year              950,483     1,734,232            1,481,431
--------------------------------------------------------------------------

Cash and cash equivalents,
  end of year                 $2,172,480      $950,483           $1,734,232
--------------------------------------------------------------------------

              See accompanying summary of accounting policies and notes to consolidated financial statements.


                                            SUMMARY OF ACCOUNTING PRACTICES


Organization
and Business
                    Executive TeleCard, Ltd. (the "Company") provides various worldwide telecommunications services, including intra/intercounty calling card services which it markets as an enhancement to charge, credit and telephone calling cards; toll-free services; a turnkey calling card system to countries that do not have a telephone calling card; and company issued stand-alone calling cards called "Executive Telecard International". The Company's telephone calling services permit travelers to place calls directly from 66 countries and territories to virtually anywhere in the world.
Basis of
Presentation and
Consolidation
                    The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

                    As described in Note 1, effective March 31, 1995, the Company acquired the operating subsidiaries of Residual Corporation, an affiliated entity. The acquisition was accounted for in a manner similar to a pooling-of-interests and, accordingly, the Company's financial statements have been presented to include the results of the operating subsidiaries as through the acquisition occurred as of April 1, 1994.
Foreign Currency
Translation
                    The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into United States Dollars is computed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from such translation are included in stockholders' equity.

                    As a result of changes in the nature and activities of the Company's consolidated operations, including among other things, the Residual acquisition, effective April 1, 1995, the Company changed its reporting currency from Swiss Francs to United States Dollars. Previously, the Company's reporting currency was Swiss Francs. The information previously reported in Swiss Francs has been converted to United States Dollars in accordance with SFAS 52 and restated for the 1995 period presented.

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

                    Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables. As of March 31, 1997, the Company had approximately 26% in trade accounts receivable from one customer. At March 31, 1997 there were no other significant concentrations of credit risk.

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

                    Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets ranging from five to twenty years.

                    The Company applies Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). Under SFAS No. 121, long-lived assets and certain identifiable intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.
Intangible Assets
                    Intangible assets consist of licenses and trademarks, organization costs, deferred installation charges and a customer database which are stated at cost. Amortization is provided on the straight-line method over ten (10) years for licenses and trademarks and over five (5) years for organization costs, deferred installation charges and the customer database. The carrying value of intangible assets is periodically reviewed and impairments, if any, are recognized when expected future benefit to be derived from individual intangible assets is less than its carrying value.

Revenue
Recognition
                    Telephone usage revenue is recognized as utilized by subscribers. Billings to subscribers are based upon established tariffs filed with the United States Federal Communications Commission, or for usage outside of the tariff requirements at rates established by the Company.
Taxes on Income
                    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Under SFAS No. 109 temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.
Net Income (Loss)
Per Share
                    Net income (loss) per share and common equivalent share is computed using the weighted average number of shares outstanding during each period. Warrants and options outstanding to purchase common stock are included as common stock equivalents when dilutive.
Stock Options
                    The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted to employees as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

                    SFAS Statement No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.
Cash Equivalents
                    The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Recent Accounting
Pronouncements
                    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No.128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

(Balance of Page Intentionally left Blank)


                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business
     Combination
                    Effective March 31, 1995, the Company acquired substantially all of the assets of Residual Corporation ("Residual"). In connection with the acquisition, the management agreement between the Company and Residual, as described in Note 2, resulted in a transfer of the agreement to a wholly-owned subsidiary of the Company. As a result, as of April 1, 1995, the Company, through its subsidiaries, is responsible for all expenses previously included under the agreement. In consideration for the transaction, the Company issued 767,610 (restated to reflect the effect of a stock dividend as described in Note 7) restricted shares of its common stock to Residual and also discharged approximately $12,722,000 of debt obligations payable by Residual to the Company.

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

                    The Company has transactions with corporate stockholders primarily in the ordinary course of business as customers or vendors. Such transactions are not significant to the operations of the Company and as of March 31, 1997 and 1996, $175,114 and
                    $732,794 was due from such stockholders and as of March 31, 1996, $66,321 was payable to such stockholders.

                    During April 1995 an agreement between the Company and a corporate stockholder was finalized to resolve certain claims and potential claims between the two parties. The claims arose out of negotiated transactions whereby sales of the Company's restricted common stock had occurred at prices at or below the quoted market price. Under the agreement, the corporate stockholder granted the Company an irrevocable proxy to vote all of the shares beneficially owned or controlled by the stockholder in favor of the director nominees proposed by the Board through March 27, 1997, to pay to the Company the sum of $350,000 and not to compete with nor solicit Company employees for a period of three years.
3.   Contingency
     and Litigation
     Costs
                    During fiscal 1995, a number of legal actions were commenced involving certain minority stockholders and the Company, certain of its directors and officers and affiliates. The initial claims and counterclaims concerned the filing of the Company's proxy statement for the year ended March 31, 1994 and whether such proxy statement was false and misleading and were related to a fight for control of the Board of Directors of the Company. On June 20, 1995, the United States District Court for the Southern District of New York denied a June 1, 1995 action by the minority stockholders to block the June 30, 1995 stockholders meeting. The vote of the stockholders at that meeting effectively ended the struggle for control of the Company when the slate of directors proposed by the Company was elected.

                    In May 1996, the minority stockholders dismissed all of their claims against the Company with prejudice. The Company issued 10,000 restricted shares of the Company's common stock, which will be increased if the Company's stock is trading at a price less than $11.00 per share on May 28, 1998. The shares were issued to resolve claims arising from a purported settlement agreement calling for payment by the Company of approximately $730,000, plus legal fees, to the dissident stockholders. Further, the dissident stockholders released all claims against the Company under an April 1996 judgment for approximately $48,000 in interim attorney's fees and indemnified the Company for any amounts ultimately paid by the Company to any persons pursuant to that judgment.

                    Largely as a result of the minority stockholders' legal actions, several class action complaints were filed by minority stockholder groups, involving the Company, its officers and directors and certain affiliates which actions were, by order dated January 18, 1995 consolidated into a single action, alleging that the Company's financial statements for fiscal years 1991, 1992, 1993 and 1994 misrepresented and/or omitted material facts regarding the Company's operations and/or financial condition.

                    In January, 1996, the Court certified a putative class to include all persons who purchased the Company's stock in the open market between October 28, 1991 and October 27, 1994.

                    The ultimate disposition of the consolidated class action cannot presently be determined. While the Company intends to vigorously defend such action, if the Company is unsuccessful in its efforts, such outcome could have a material adverse impact on the financial position, results of operations and cash flows of the Company. Since such outcome cannot presently be determined, no amounts have been provided for in the accompanying consolidated financial statements.

                    As a result of the above actions and related matters, the Company recorded $528,421 and $3,917,258 in costs and expenses during the years ended March 31, 1997 and 1995. See Note 5.

                    The Company and its subsidiaries are also parties to various other legal actions and various claims arising in the ordinary course of business. Management of the Company believes that the disposition of such other actions and claims will not have a material effect on the financial position of the Company.

4.   Property and
     Equipment
                    Property and equipment at March 31, 1997 consisted of the following:

                                            1997                       1996
                    -----------------------------------------------------
                    Land                   $247,300                $247,300
                    Buildings and
                      improvements          791,903                 594,335
                    Call processor
                      equipment          10,693,487               8,206,030
                    Furniture and
                      equipment           5,544,814               4,377,076
                    Call diverters        1,396,540               1,396,246
                    Equipment under
                      capital leases      1,713,022               1,031,313
                    Internet communications
                      equipment             508,297                   -
                    ------------------------------------------------------
                                         20,895,363              15,852,300
                    Less accumulated
                      depreciation and
                      amortization        8,989,407               7,437,209
                    ------------------------------------------------------
                                        $11,905,956              $8,415,091

                    ------------------------------------------------------

                    Depreciation and amortization expense for the years ended March 31, 1997, 1996, and 1995 was $1,740,952,
                    $1,564,435, and $1,223,707.

                    Property and equipment at March 31, 1997 and 1996, includes certain telephone and office equipment under capital lease agreements with an original cost of $1,713,022 and $1,031,313 and accumulated depreciation of $704,966 and $447,224.

5.   Accrued
     Expenses
                    Accrued expenses at March 31, 1997 and 1996 consisted of the following:

                                          1997                       1996
                    ------------------------------------------------------

                    Telephone carriers   $1,167,795              $2,198,965
                    Proxy related
                      litigation
                      expenses (Note 3)     362,037                 664,003
                    Income taxes payable    230,015                 314,000
                    Legal and
                      professional fees     214,964                 219,619
                    Commissions                   -                 416,089
                    Other                    63,604                 480,820
                    ------------------------------------------------------

                                         $2,038,415              $4,293,496
                    ------------------------------------------------------


6.   Long-Term
     Debt

                    At March 31, 1997 and 1996, long-term debt consisted of the following:


                                          1997                    1996
                    -----------------------------------------------------

                    11% (lender's
                      prime rate plus
                      2.5%) secured
                      term note payable
                      to a financial
                      institution,
                      interest payable
                      quarterly,
                      principal due
                      and payable
                      April 1, 1998 (1). $9,000,000                     $ -

                    12% unsecured term
                      note payable
                      to a stockholder,
                      interest payable
                      monthly, principal
                      due and payable
                      December 27,
                      1997 (2).             500,000                       -

                    Capitalized lease
                      obligations.        1,079,697                 648,202

                    9% mortgage note,
                      payable
                      monthly, including
                      interest, through
                      November 1997, with
                      a December 1997
                      balloon payment,
                      secured by deed of
                      trust on the
                      related land and
                      building.             160,693                 164,697

                    12% unsecured term
                      note payable to a
                      foreign corporation,
                      paid off in fiscal
                      1997 (3).                   -               1,000,000

                    12% unsecured term
                      note payable to a
                      stockholder,
                      paid off in fiscal
                      1997 (4).                   -                 500,000
                    ------------------------------------------------------

                    Total                10,740,390               2,312,899

                    Less current
                      maturities          1,003,383                 162,250
                    ------------------------------------------------------

                    Total long term
                      debt               $9,737,007              $2,150,649
                    ------------------------------------------------------


                 (1) In June 1996, the Company borrowed $6,000,000 from a
                     financial institution. The note was originally payable in June 1997. In November 1996, the Company secured from the same financial institution a $4,000,000 multiple draw down term loan originally expiring June 1997. Any unused portion of the loan is subject to a commitment fee of .5%. In connection with these notes, the lender was granted warrants to purchase 100,000 shares of the Company's common stock at a price of $14.88 per share and 66,667 shares of the Company's common stock at a price of $7.88 per share. The warrants expire on December 31, 2001.
                     The nominal value assigned to such warrants when granted in connection with the above note agreements is amortized over the term of the notes. At March 31, 1997 these warrants have not been exercised.

                     The notes are subject to certain financial covenants including maintenance of operating results, certain debt ratios, and limitations on asset purchases. At March 31, 1997 the Company was in compliance with such covenants.

                     Subsequent to year end, the Company renegotiated both the $6,000,000 loan and the $4,000,000 multiple draw down term loan, extending the term of the loans to April 1998, adjusting the price of common stock subject to existing warrants to the lesser of (i) $7 per share or (ii) the average stock price for the past ninety (90) trading days, and extending the expiration date for the warrants for ten (10) years. At March 31, 1997, as a result of this modification, the Company has classified such loans as long-term liabilities in the accompanying consolidated balance sheet.

                 (2) In connection with this transaction, the Company
                     issued options to purchase 50,000 shares of the Company's common stock at a price of $12.13 per share, expiring June 27, 1999. At March 31, 1997, such option have not been exercised (see Note 7).

                 (3) In connection with this transaction, the Company
                     issued options to purchase 110,000 shares of the Company's common stock at a price of $5.45 per share, expiring February 28, 1999. At March 31, 1997, such options have not been exercised (see Note 7).

                 (4) In connection with this transaction, the Company
                     issued options to purchase 55,000 shares of the Company's common stock at a price of $5.45 per share, expiring February 28, 1999. At March 31, 1997, such options have not been exercised (see Note 7).

                 The value assigned to such options when granted in connection with the above note agreements is being amortized over the term of the respective notes.

                 Future maturities of long-term debt and future minimum lease payments under capital lease obligations at March 31, 1997 are as follows:


                 Year Ending Long-term      Capital                   Total
                 March 31,        Debt      Leases
                 ---------------------------------------------------------

                 1998         $660,693     $437,222              $1,097,915
                 1999        9,000,000      437,221               9,437,221
                 2000                -      256,673                 256,673
                 2001                -       94,293                  94,293
                 2002                -       36,483                  36,483
                 ---------------------------------------------------------
                 Total
                   payments  9,660,693    1,261,892              10,922,585
                 Less amounts
                   representing
                   interest          -      182,195                 182,195
                 ---------------------------------------------------------

                 Principal
                   payments  9,660,693    1,079,697              10,740,390
                 Less current
                   maturities  660,693      342,690               1,003,383
                 ---------------------------------------------------------

                 Total long-
                 term debt  $9,000,000     $737,007              $9,737,007
                 ---------------------------------------------------------


                 Subsequent to year end, the Company entered into a $312,000 capital lease agreement for call processing equipment.

7.   Stockholders'
     Equity
                 Common and Preferred Stock

                 In connection with the Residual acquisition discussed in
                 Note 1, the Company issued 767,610 (post stock dividend) shares of its common stock. The acquisition has been accounted for in a manner similar to a pooling-of-interests with the accompanying financial statements presented to include the accounts and operations as though the acquisition occurred as of April 1, 1994.

                 On May 14, 1996, the Board of Directors authorized a stock split, effected in the form of a 10% stock dividend, payable to shareholders of record on August 5, 1996. All references to common share and per share amounts in the accompanying financial statements have been restated to reflect the effect of this stock dividend. Also on May 14, 1996, the Board of Directors adopted certain resolutions which were approved by the Company's stockholders to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000. The Company's stockholders also approved the authorization of the issuance of a new class of 5,000,000 shares of preferred stock. The preferred stock of the Company can be issued in series. With respect to each series issued, the Board of Directors of the Company will determine, among other things, the number of shares in the series, voting rights and terms, dividend rates and terms, liquidation preferences and redemption and conversion privileges. There was no preferred stock outstanding at March 31, 1997 (see Note 12).

                 Employee Stock Option and Appreciation Rights Plan

                 On December 14, 1995 the Board of Directors adopted the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan"), expiring December 15, 2005, reserving for issuance 1,100,000 shares of the Company's common stock. The Employee Plan provides for grants to key employees, advisors or consultants of or to the Company at the discretion of the Stock Option Committee of the Board of Directors, stock options to purchase common stock of the Company at a price equal in value to the fair market value, as defined, on the date of grant. Any options granted under the Employee Plan must be exercised within ten years of the date they were granted.

                 Under the Employee Plan, stock appreciation rights ("SAR"s) may also be granted in connection with the granting of an option and may be exercised in lieu of the exercise of the option. A SAR is exercisable at the same time or times that the related option is exercisable.
                 The Company will pay the SAR in shares of common stock equal in value to the excess of the fair market value, at the date of exercise, of a share of common stock over the exercise price of the related option. The exercise of a SAR automatically results in the cancellation of the related option on a share-for-share basis.

                 During the fiscal years 1997 and 1996, the Stock Option Committee of the Board of Directors granted options to purchase an aggregate of 439,600 and 612,920, respectively, shares of common stock to its employees under the Employee Plan at exercise prices from $5.45 to $8.18 per share. The employees were also granted Stock Appreciation Rights in tandem with the options granted to them.

                 Directors Stock Option and Appreciation Rights Plan

                 On December 14, 1995 the Board of Directors adopted the Directors Stock Option and Appreciation Rights Plan (the "Director Plan"), expiring December 15, 2005, reserving for issuance 935,000 shares of the Company's common stock. The Director Plan provides that each person who is a member of the board of directors in December of each year (as defined) shall be granted, each year, a ten-year stock option to purchase 10,000 shares of common stock of the Company at a price equal to the fair market value, as defined, on the date of grant, as well as a corresponding stock appreciation right. An SAR is exercisable at the same time or times that the related option is exercisable. The Company will pay the SAR in shares of common stock equal in value to the excess of the fair market value, at the date of exercise, of a share of common stock over the exercise price of the related option. The exercise of an SAR automatically results in the cancellation of the related option on a share-for-share basis.

                 During the fiscal years 1997 and 1996, the Stock Option Committee of the Board of Directors confirmed the automatic grant of options to purchase 60,000 and 66,000, respectively, shares of common stock to its directors pursuant to the Company's Director Plan at exercise prices of $5.75 and $5.45, respectively, per share which was equal to the fair market value of the shares on the date of grant. The options are exercisable for a period of ten (10) years so long as the director remains with the Company. The directors were also granted Stock Appreciation Rights in tandem with options granted to them.

                 Other Stock Option Plans

                 During 1995, the Company granted various options to purchase an aggregate of 35,090 shares of its common stock to directors and employees for services rendered. Under the terms of the options, employees and directors may exercise their options at prices ranging from $5.75 to $7.13 (which approximated the fair market value at the date of grant) per share over a four to six year period beginning on the grant date, provided they remain directors or employees of the Company.

                 FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company' stock option plans and other stock awards had been determined in accordance with fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at March 31, 1997 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 10 percent for all years; expected volatility of 58-72 percent; risk-free interest rates of 5.18-6.03 percent; and expected lives of 1.5 years for the Plans and stock awards.

                 Under the accounting provisions for SFAS No. 123, the Company's net income per share would have been decreased by the pro forma amounts indicated below:

                                              1997                   1996
                 ---------------------------------------------------------

                 Net income (loss)
                   As reported             $773,952              $2,852,852
                   Pro forma             $(801,214)              $1,080,620

                 Net income (loss)
                   per share
                   As reported                $0.05                   $0.18
                   Pro forma                $(0.05)                   $0.07

                 During the initial phase-in period of SFAS No. 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since the above numbers do not include the effect of options granted prior to December 1995.



A summary of the status of the Company's stock options plans and outstanding warrants as of March 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:


                                         1997
                          -----------------------------------
                                                    Weighted
                                                    Average
                              Number of             Exercise
                              Shares                  Price

Outstanding,
 beginning of year           1,000,042                $5.55
  Granted                     849,267                  7.64
  Expired                   (141,644)                  5.52
  Exercised                     (833)                  5.26


Outstanding and exercisable,
 end of year                 1,706,832                $6.58

Weighted average fair value
 of options granted
 during the year             $1.85


                                        1996
                          --------------------------------
                            Number of            Exercise
                            Shares                 Price

Outstanding,
 beginning of year            545,977           $2.05-10.89
  Granted                     843,920             5.45-6.59
  Expired                   (374,150)             2.05-8.16
  Exercised                  (15,705)             2.05-5.29
----------------------------------------------------------------


Outstanding and exercisable,
 end of year               1,000,042            $2.05-10.89
----------------------------------------------------------------

Weighted average fair value
 of options granted
 during the year             $2.31
----------------------------------------------------------------


                                         1995
                           ---------------------------------

                             Number of            Exercise
                             Shares                 Price


Outstanding,
 beginning of year           636,871            $2.05-10.89
  Granted                     108,053             6.20-8.16
  Expired                   (118,342)             2.05-6.20
  Exercised                  (80,605)             2.05-2.82
----------------------------------------------------------------------


Outstanding and exercisable,
 end of year                 545,977            $2.05-10.89
----------------------------------------------------------------------

Weighted average fair value
 of options granted
 during the year             $N/A
----------------------------------------------------------------------


The following table summarizes information about stock options and warrants outstanding at March 31, 1997:


                Options Outstanding and Exercisable

                              Weighted
                              Average        Weighted
               Range of        Number        Remaining    Average
               Exercise      Outstanding    Contractual  Exercise
                Prices     and Exercisable     Life        Price


                $5.29-5.91   1,177,154         8.58      $   5.53
                6.02- 7.00     286,270         5.45          6.56
                7.12-14.88     243,408         2.22         11.64
----------------------------------------------------------------

     Total      5.29-14.88   1,706,832         6.66          6.58
----------------------------------------------------------------


8.   Taxes on
     Income


                Taxes on income for the years ended March 31, consisted of the following:

                              1997        1996        1995
                ------------------------------------------------

                CURRENT:
                 Federal   $ 70,000    $230,000    $       -
                 Foreign    166,000      64,000            -
                 State       12,000      20,000            -
                ------------------------------------------------

                Total
                 current    248,000     314,000            -
                -------------------------------------------------

                DEFERRED:
                 Federal   (584,000)   (315,000)   1,699,000
                 State      (52,000)    (28,000)           -
                -------------------------------------------------

                           (636,000)   (343,000)   1,699,000
                Change in
                valuation
                 allowance  636,000     343,000    (1,699,000)
                -------------------------------------------------

                Total      $ 248,000   $ 314,000   $       -
                -------------------------------------------------


                As of March 31, the net deferred tax asset recorded and its approximate tax effect consisted of the following:


                                      1997          1996

                Net operating
                 loss carryforwards    $3,036,000     $2,085,000
                Nondeductible expense
                 accruals                       -        314,000
                Other                      31,000         32,000
                -------------------------------------------------

                                        3,067,000      2,431,000
                Valuation allowance    (3,067,000)    (2,431,000)
                ------------------------------------------------

                Net deferred tax asset $        -     $        -
                ------------------------------------------------

                As of March 31, 1997, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized based in part on the foreign operations and the operating loss carryforwards availability only to offset U.S. tax provisions.

                For the years ended March 31, 1997, 1996 and 1995 a reconciliation of the United States federal statutory rate to the effective rate is shown below:

                                       1997       1996        1995
                ------------------------------------------------------

                Federal tax
                 (benefit) computed
                 at statutory rate     34.0%     34.0%    (34.0%)
                State tax (benefit),
                 net of federal
                 tax benefit             1.0       1.0      (3.0)
                Effect of foreign
                 operations            (75.0)    (14.0)         -
                Net operating losses
                 for which no tax
                 benefit is currently
                 available                 -         -       9.0
                Change in valuation
                 allowance              62.0     (11.0)     28.0
                ------------------------------------------------

                Total                  23.0%     10.0%       - %
                ------------------------------------------------



                As of March 31, 1997, the Company has net operating loss carryforwards available of approximately $8,275,000, which can offset future years U.S. taxable income. Such carryforwards expire in various years through 2012 and are subject to limitation under the Internal Revenue Code of 1986, as amended.


(Balance of Page Intentionally Left Blank)

9.   Segment
     Information

                The Company is engaged in one business segment -
                Telecommunications. The following table presents information about the Company by geographic area:

                                   Asia            North
                       Europe      Pacific         America

                1997
                Sales   $ 6,169,378   $10,574,659    $13,247,167
                ----------------------------------------------------------

                Operating
                income
                (loss)  $   512,886   $ 1,204,632    $   882,492
                ----------------------------------------------------------

                Identifiable
                assets  $ 6,744,909   $ 4,734,010    $11,636,603
                ----------------------------------------------------------

                1996
                Sales   $ 8,600,644   $ 9,153,873    $ 8,636,057
                ----------------------------------------------------------

                Operating
                income
                (loss)  $ 1,386,829   $ 1,145,898    $  (68,332)
                ----------------------------------------------------------

                Identifiable
                assets  $ 5,225,110   $ 3,659,245    $ 6,578,431
                ----------------------------------------------------------

                1995
                Sales   $ 9,227,781   $ 6,775,895    $ 4,995,462
                ----------------------------------------------------------

                Operating
                income
                (loss)  $   754,924   $   566,779    $ (462,326)
                ----------------------------------------------------------

                Identifiable
                assets  $ 4,005,028   $ 2,821,095    $ 5,406,552
                ----------------------------------------------------------



                                 Other                Totals
                1997
                Sales          $  4,003,171        $33,994,375
                ----------------------------------------------------------

                Operating
                income
                (loss)         $  (176,446)        $ 2,423,564
                ----------------------------------------------------------

                Identifiable
                assets         $    564,164        $23,679,686
                ----------------------------------------------------------

                1996
                Sales          $  3,907,654        $30,298,228
                ----------------------------------------------------------

                Operating
                income
                (loss)         $    632,614        $ 3,097,009
                ----------------------------------------------------------

                Identifiable
                assets         $  1,269,288        $16,732,074
                ----------------------------------------------------------

                1995
                Sales          $  1,981,588        $22,980,726
                ----------------------------------------------------------

                Operating
                income
                (loss)         $(1,151,684)        $ (292,307)
                ----------------------------------------------------------

                Identifiable
                assets         $    710,369        $12,943,044
                ----------------------------------------------------------


                For the years ended March 31, revenues from significant customers consisted of the following:


                              1997      1996      1995

                Customer:
                A             15%         -          -
                B             12%       15%        12%


10.  Commitments
     and
     Contingency

                   Employment Agreements

                   The Company and certain of its subsidiaries have employment agreements with certain key employees expiring at varying times over the next two years. The Company's remaining aggregate commitment at March 31, 1997 under such agreements is approximately $1,292,000.

                   Carrier Arrangements

                   The Company has entered into agreements with certain long-distance carriers in the United States and with telephone utilities in various foreign countries to transmit telephone signals domestically and internationally. The Company is entirely dependent upon the cooperation of the telephone utilities with which it has made arrangements for its operational and certain of its administrative requirements. The Company's arrangements are nonexclusive and take various forms. Although some of such arrangements are embodied in formal contracts, a telephone utility could cease to accommodate the Company's arrangements at any time. The Company does not foresee any threat to existing arrangements with these utilities, however, depending upon the location of the telephone utility, such action could have a material adverse affect on the Company's financial position, operating results or cash flows.

                   Lease Agreements

                   The Company leases office space and equipment under various operating leases. As of March 31, 1997, remaining minimum annual rental commitments under noncancelable operating leases are as follows:



                   Year Ended March 31,               Total

                   1998                            $  391,600
                   1999                               283,500
                   2000                               222,500
                   2001                               110,500

                                                   $1,008,100


                   Rent expense for the years ended March 31, 1997, 1996 and 1995 was approximately $406,000, $197,000 and $203,000.

11.  Government
     Regulation

                   The telephone calling card industry is highly competitive and subject to extensive government regulations, both in the United States and abroad. Pursuant to the Federal Communications Act, the Federal Communications Commission ("FCC") is required to regulate the telephone communications industry in the United States. Under current FCC policy, telecommunications carriers, including the Company, who resell the domestic services of other carriers and who do not own telecommunications facilities of their own, are considered to be non-dominant and, as a result, are subject to the least rigorous regulation. Telecommunications activities are also subject to government regulations in every country throughout the world. The Company has numerous licenses, agreements, or equipment approvals in Hong Kong, Canada, Denmark, Germany, Japan and in other foreign countries where operations are conducted. To date, the Company has not been required to comply or been notified that it cannot comply with any material international regulations in order to pursue its existing business activities.
                   There can be no assurances, however, that the current United States regulatory environment, including the present level of FCC regulations, that the Company will continue to be considered non-dominant and that various foreign governmental authorities will not seek to assert jurisdiction over the Company's rates or other aspects of its calling services. Such changes could have a material adverse affect on the Company's financial condition, operating results or cash flows.

12.  Subsequent
     Events

                   On June 3, 1997, the Board of Directors of the Company approved the sale of 1,425,000 shares of the Company's common stock for $7,500,000 to one individual. A portion of the proceeds ($3,000,000) from the sale has been used to reduce long term debt. The remainder of the proceeds have been used either to provide working capital or invested in obligations through a financial institution.


13.  Supplemental
     Disclosures of
     Cash Flow
     Information


                                 1997         1996           1995
                   CASH PAID DURING THE YEAR FOR:

                   Interest       $654,180    $160,088       $ 63,713
                   ------------------------------------------------------

                   Income taxes   $ 79,352    $      -       $140,988
                   ------------------------------------------------------

                   NONCASH INVESTING AND FINANCING ACTIVITIES:

                   Equipment acquired
                   under capital lease
                   obligations    $705,660    $147,794       $282,800
                   ------------------------------------------------------

                   Stock issued in
                   lieu of cash
                   payments       $146,250    $309,999       $      -
                   ------------------------------------------------------


                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Allowance for Doubtful Accounts

                 Balance at   Charged to               Balance at
                 Beginning     Cost and                     End
Description      of Period     Expenses   Deductions    of Period

Year Ended
 March 31, 1997  $ 239,000     $ 191,998    $ 307,998    $ 123,000
-------------------------------------------------------------------------

Year Ended
 March 31, 1996  $ 346,000     $ 349,747    $ 456,747    $ 239,000
-------------------------------------------------------------------------

Year Ended
 March 31, 1995  $ 511,362     $ 314,905    $ 480,267    $ 346,000
-------------------------------------------------------------------------





ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders.

ITEM 11 - COMPENSATION OF EXECUTIVE OFFICERS, DIRECTORS AND CERTAIN
EMPLOYEES

The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of stockholders.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-
K

a)   1.          The financial statements are included in Part II, Item 8
                 beginning at Page F-1:

  2. Financial Statement Schedule

     Schedule II Valuation and Qualifying Accounts

b)   Reports on Form 8-K:

     None

c)   Exhibits:

   3.1 Restated Certificate of Incorporation as amended July 26, 1996 and August 29, 1996 filed as Exhibit 3.1 to the Company's Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.

   3.2    Bylaws as amended March 15, 1995 and July 26, 1996 filed as
          Exhibit 3.2 to the company's Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.

   3.3 Amendments to Bylaws filed as Exhibit 3.1 to the company's Form 8-K dated February 5, 1997 and incorporated herein by reference.

   4.1 Rights Agreement dated as of February 18, 1997 between the Company and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Participating Preference Stock, par value $.001 per share, as Exhibit A, the form of right Certificate as Exhibit B and the Summary of Rights to Purchase Preference Shares as Exhibit C filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (No. 1-10210) and incorporated herein by reference.

   4.2 Form of Letter from the Board of Directors of the Company to Stockholders mailed with copies of the Summary of Rights filed as Exhibit 2 to the company's Registration Statement on Form 8-A (No. 1-10210) and incorporated herein by reference.

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

   10.10 Deed of Trust and Security Agreement between the Company and The Capitol Life Insurance Company dated December 21, 1992 for the 4260 East Evans Avenue, Denver, Colorado offices filed as
          Exhibit 10.10 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.11  Directors and Employees 1993 Stock Option Plan filed as Exhibit
          10.11 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.12 Agreement between Executive TeleCard S.A. (Switzerland) and Telstra Corporation Limited (Australia) for Enhancement of Telecom Australia Calling Card dated August 3, 1993 files as
          Exhibit 10.12 to the Company's form 10-K for the period ended March 31, 1997 and incorporated herein by reference. This Agreement is subject to a grant of confidential treatment filed separately with the U.S. Securities and Exchange Commission.

   10.13 Employment Agreement between Executive TeleCard, S. A. and Edward J. Gerrity, Jr. dated March 15, 1995 and Termination Agreement dated August 31, 1995 filed as Exhibit 10.13 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.14 Settlement Agreement between the Company and Network Data Systems Limited dated March 27, 1995 filed as Exhibit 10.14 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference

   10.15 Employment Agreement an Termination Agreement between Executive TeleCard, S. A. and Anthony Balinger dated June 30, 1995 filed as Exhibit 10.15 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.16 Employment Agreement and Termination Agreement between Executive TeleCard, S. A. and Robert N. Schuck dated September 28, 1995 filed as Exhibit 10.16 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.17 Employment Agreement between Executive TeleCard, S. A. and Stig Sonnerberg dated November 1, 1995 filed as Exhibit 10.17 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.18 Employment Agreement between Executive TeleCard, S. A. and Stig Sonnerberg dated November 1, 1995 filed as Exhibit 10.18 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.19 Office Building Lease between Executive TeleCard, S. A. and Provident Life and Accident Insurance Company dated December 15, 1995 for the 1720 South Bellaire, Denver, Colorado offices and First Amendment to the Lease dated April 19, 1996 filed as
          Exhibit 10.19 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.20 Promissory Note and Stock Option Agreement between the Company and World Wide Export, Ltd. dated February 28, 1996 filed as
          Exhibit 10.20 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.21 Promissory Note and Stock Option Agreement between the Company and Seymour Gordon dated February 28, 1996 filed as Exhibit
          10.21 to the Company's Form 10-K for the period ended March 31, 1997 and incorporated herein by reference.

   10.22 Term Loan Agreement between Executive TeleCard, SA, the Company and Internationale Nederlanden (U. S.) Capital Corporation dated June 28, 1996

   10.23 Promissory note and Stock Option Agreement between the Company and Network Data Systems, Limited dated June 27, 1996 filed as
          Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.

   10.24 Amendment to Term Loan Agreement by Executive TeleCard S. A., the Company, and ING (U. S.) Capital Corporation dated November 22, 1996 filed as Exhibit 10 to the Company's Form 10-Q for the period ended December 31, 1996 and incorporated herein by reference.

   10.25 Settlement Agreement and Mutual Release dated as of May 28, 1996 between Executive TeleCard, Ltd. and Walter K. Krauth, Jr. filed as Exhibit 10 to the Company's Form 8-K dated May 28, 1996 and incorporated herein by reference.

   10.26 Directors and Employees 1993 Stock Option Plan filed as Exhibit 4.3a to the Company's Form S-8 Registration Statement (No. 333-15057) and incorporated herein by reference.

   10.27  1995 Employee Stock Option and Appreciation Rights Plan filed as
          Exhibit 4.3b to the Company's Form S-8 Registration Statement (No. 333-15057) and incorporated herein by reference.

   10.28 1995 Directors Stock Option and Appreciation Rights Plan filed as Exhibit 4.3c to the Company's Form S-8 Registration Statement (No. 333-15057) and incorporated herein by reference.

   21   Subsidiaries of the Registrant

   23   Consent of BDO Seidman, LLP

   27   Financial Data Schedule


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EXECUTIVE TELECARD, LTD.

Dated:  June 27, 1997         BY:      /S/
                                 Anthony Balinger, President and
                                     Principal Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated:  June 27, 1997         BY:      /S/
                                   Anthony Balinger, Director

Dated:  June 27, 1997         BY:     /S/

                                 Edward J. Gerrity, Chairman and Director
Dated:  June 27, 1997         BY:     /S/
                                 Allen Mandel, Executive Vice President
                                       and Principal Financial Officer

Dated:  June 27, 1997         BY:    /S/
                                 Timothy A. Peach, Controller, Treasurer,
                                 and Principal Accounting Officer

Dated:  June 27, 1997         BY:    /S/
                                 Stig Sonnerberg, Director

Dated:  June 27, 1997         BY:    /S/
                                 Richard Krinsley, Director

Dated:  June 27, 1997         BY:   /S/
                                 David Warnes, Director

Dated:  June 27, 1997         BY:
                                 Ronald W. Howard, Director

Dated: June 27, 1997          BY:
                                 Ronald L. Jensen, Director

Dated:  June 27, 1997         BY:
                                 Ebrahim Ali Abdul Aal, Director