Form 10-K/A
period 1997-03-31
EXECUTIVE TELECARD LTD
filed 1997-07-29
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 14(d) of the Securities Exchange Act of 1934


               For the transition period from            to

                         EXECUTIVE TELECARD, LTD.
          (Exact name of registrant as specified in its charter)


        DELAWARE                                  13-3486421
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

       One Blue Hill Plaza, Suite 1650, Pearl River, New York  10965
                 (Address of principal executive offices)

              Registrant's phone number including area code:
                              (914) 627-2060

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock $.001 Par Value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes [x]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on such stock as of June 10, 1997 amounted to approximately $121,385,956.

The number of shares outstanding of each of the registrant's classes of common stock as of June 10, 1997 was 17,286,563 shares, all of one class of $.001 par value Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None.

     The undersigned Registrant hereby amends the following items, exhibits or other portions of its Form 10-K for the period ended March 31, 1997 as set forth below:


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Set forth below are the names of all Directors and Executive Officers of the Company, their ages, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations and employment of each such person during the last five years:

     EDWARD J. GERRITY, JR., age 73, has been a Director of the Company since its inception. He is a business consultant and President of Ned Gerrity & Associates, a consulting firm, begun in 1985. Mr. Gerrity also serves as Chairman of the Company's Board of Directors. Mr. Gerrity served as an officer of ITT Corp. from 1961 to 1985. While at ITT Corp., he was a member of the Management Policy Committee, Director of Corporate and Government Relations on a worldwide basis and a Director of several ITT Corp. subsidiaries. He retired from ITT Corp. in February 1985. Mr. Gerrity was the President of American National Collection Corp., a New York corporation, from 1993 to 1995 and he was a director of Residual Corporation (formerly International 800 Telecom Corp.), a publicly held company, from 1987 until October 1994. See "Item 13 - Certain Relationships and Related Transactions" below.

     ANTHONY BALINGER, age 43, has been a Director of the Company since March 15, 1995, and has served as the Company's President since April 25, 1995. He was appointed as Chief Executive Officer on January 3, 1997. He has held a variety of positions at the Company since his arrival in September 1993, including Chief Operating Officer and Director of the Company's Asia-Pacific Operations. Mr. Balinger started his career in 1971 with British Telecom as a digital systems design engineer. In 1983, he joined the Cable & Wireless Federation, an international alliance of companies that provide telephone, cable and wireless operations in over 50 countries, where he performed much of the early design work for the Mercury Communications Optical Fiber National Digital Network. In 1989,
Mr. Balinger moved to New York where he headed the Banking and Finance division for Cable & Wireless Americas, Inc. from 1989 to 1992. In 1992, while still at Cable & Wireless, Mr. Balinger was appointed International Product Manager for Optus Communications, where he remained until he joined the Company. Mr. Balinger is a Director and 45% shareholder of Executive Card Services HK Ltd. which provides printing services to an affiliate of the Company in Hong Kong. See "Item 13 - Certain Relationships and Related Transactions" below.

     STIG SONNERBERG, age 46, has been a Director of the Company since March 29, 1995. He has served as Senior Vice President of European Operations since November of 1995. Prior to that time, he had been the Manager for Corporate Account Development for American Express Scandinavia and First Card AB (a credit card company offering services linked to Swedish corporations) since January 1994. First Card AB was the Company's first credit card customer and is still a customer of the Company. Prior to 1994, Mr. Sonnerberg was the Marketing Manager and then the Manager for Product Development for two years for First Card, Stockholm. During 1989, Mr. Sonnerberg was employed by Nyman & Schultz, Stockholm, as a Product Manager, Charge Cards. He was a Manager at American Express in 1988 for Travel Sweden and in 1987 for Travel Stockholm. Between the years of 1981 and 1986, Mr. Sonnerberg held various positions with SJT Travel in Stockholm. Mr. Sonnerberg is a citizen of Sweden.

     DAVID W. WARNES, age 51, has been a Director since June 30, 1995. He currently holds the positions of President and Chief Executive Officer of Vitacom, which provides satellite communications in the Far East and Latin America, a company he joined in October 1995 as Chief Operating Officer. From August 1994 until October 1995 he was Assistant Managing Director (Deputy CEO) of Tele2, Sweden, a member of the Cable & Wireless Federation. From 1992 to 1994, Mr. Warnes was Vice President Operations of Tele2, and in that role launched card services for Tele2 with the Company. Mr. Warnes has been in the telecommunications industry since 1962. From 1962 to 1992, he held various management positions at Mercury Communications Ltd., Cable & Wireless and Commonwealth Telecommunications Organization. Mr. Warnes is a Chartered Engineer, is a Fellow of the Institute of Electrical Engineers and has extensive telecommunications engineering experience.

     RICHARD A. KRINSLEY, age 67, has been a Director of the Company since June 30, 1995. Mr. Krinsley retired in 1991 as the Executive Vice President and Publisher of Scholastic, Inc., a publicly held company traded on the Nasdaq Stock Market. He is presently, and has been since 1991, a member of Scholastic's Board of Directors. While employed by Scholastic between 1983 and 1991, Mr. Krinsley, among many other duties, served on that company's management committee. From 1961 to 1983, Mr. Krinsley was employed by Random House where he held, among other positions, the post of Executive Vice President. At Random House, Mr. Krinsley also served on that company's executive committee. Mr. Krinsley earned a B.A. in 1952 from the University of Michigan.

     EBRAHIM ALI ABDUL AAL, age 56, has been a Director of the Company since June 30, 1995. He has been the Chairman and Managing Director of the Ebrahim Abdul Aal Group of Companies since 1987, which he founded, as well as Interlink W.L.L. The Abdul Aal group of companies specializes in a wide range of fields, including communications, electronics, financial consulting, safety and security, construction and petroleum development.
In that capacity, Mr. Abdul Aal, among other things, analyzes market trends enabling Middle Eastern and international corporations to develop new markets in the Middle East. From 1984 to 1987, Mr. Abdul Aal was the Managing Director and Chief Executive Officer of another diversified business group, TAJ Group W.L.L., in Bahrain. Mr. Abdul Aal was the founder and proprietor of Abdul Aal Construction Services from 1976 to 1983. He holds a bachelor's degree in business administration from the Gulf University in Bahrain. He is a citizen of Bahrain.

     ROBERT N. SCHUCK, age 61, was a Director of the Company from its inception until June 30, 1995. In September 1988 he was appointed as a Vice President of the Company, and subsequently as Executive Vice President, until June 30, 1995, when he resigned from that position in connection with the then ongoing proxy contest. He acted as a consultant to the Company pursuant to a written consulting agreement until he was reappointed as Executive Vice President on September 27, 1995. Pursuant to that agreement, Mr. Schuck is responsible for, among other things, negotiating revenue sharing arrangements and enhancement agreements with Postal, Telegraph and Telephone authorities, card companies, Company customers and business partners. Mr. Schuck is a Director of B.C. Communications, Inc. and Solar Age Industries, Inc. and he is also a Director and President of HITK Corporation. He also serves as Executive Vice President of most of the Company's principal subsidiaries. He was formerly a director and officer of Residual Corporation. See "Item 13 - Certain Relations and Related Transactions" below.

     ALLEN MANDEL, age 58, was named Senior Vice President in 1991 and a Director of the Company in 1990. He resigned from the Board of Directors on March 29, 1995 and as Senior Vice President on August 18, 1995 in connection with the then ongoing proxy contest. Mr. Mandel was engaged to serve as a consultant to the Company concerning accounting and financial matters on August 18, 1995 and was renamed an officer of the Company on September 27, 1995, when he became Executive Vice President - Finance and Administration and Chief Financial Officer. Mr. Mandel is a Certified Public Accountant. He was an officer of Residual Corporation from 1991 to March 1995. See "Item 13 - Certain Relations and Related Transactions" below.

     RONALD L. JENSEN, age 66, has been a Director of the Company since June 10, 1997. He has served as Chairman of the Board of UICI of Irving, Texas, a publicly traded company which offers financial services, and its predecessor company, since December 1983. Mr. Jensen served as President of UICI until January 1995 and for the preceding five years except for a three month period in 1992. Mr. Jensen is also the sole owner of United Group Association, Inc., a management company. He also serves as a member of the Board of Directors of Matrix Telecom, Inc., U.S. Metroline Services, Inc., U.S. Telco, Inc. and as an executive officer of Sun Network Technologies, LLC. Mr. Jensen was appointed as a Director of the Company in connection with his purchase of 1,425,000 shares of the Company's Common Stock in June of 1997. The Company has agreed that, if he is elected as a Director by the stockholders of the Company at the 1997 annual meeting of stockholders, the Board of Directors will elect him Chairman of the Board of the Company. See "Item 13 - Certain Relations and Related Transactions" below.

     RONALD W. HOWARD, age 49, has been a Director of the Company since June 10, 1997. He has served as a consultant to United Group Association, Inc., a management company ("UGA") in a financial and management advisory capacity since November, 1996. In this capacity Mr. Howard has been actively involved with six telecommunications companies. Prior to his consulting with UGA, Mr. Howard was Executive Vice President of Associates First Capital Corporation, a financial services company, from August 1990 to July 1996. He has also held other positions of progressive responsibility in sales, marketing, finance, and general management in the financial services industry. His professional career began in 1967 with General Electric Capital Corporation followed by management positions with Meritor Credit Corporation, Ford Consumer Finance Company and Associates First Capital. Additionally, from 1993 to 1996, Mr. Howard served as Chairman of Associates Investment Corporation, an industrial loan chartered bank located in Salt Lake City, Utah. Mr. Howard also serves as a member of the Board of Directors of Matrix Telecom, Inc., U.S. Metroline Services, Inc., U.S. Telco, Inc. and as an executive officer of Sun Network Technologies, LLC. Mr. Howard earned a Bachelor of Science degree in Marketing from Sacred Heart University, in Fairfield, Connecticut. Mr. Howard was appointed as a member of the Board of Directors of the Company as a result of Mr. Jensen's June 1997 purchase of 1,425,000 shares of the Company's Common Stock and Mr. Jensen's right to appoint himself and one additional person to the Board. See "Item 13 - Certain Relationships and Related Transactions" below.

     WILLIAM H. SHEILS, age 43, was appointed as Senior Vice President - Sales and Marketing On November 12, 1995 when he joined the Company. He became Chief Operating Officer on August 1, 1996. Mr. Sheils served in both positions until he left the Company on July 15, 1997. Prior to that time. he was General Manager, Sales and Marketing, from March 1993 to February 1996 and Regional Commercial Manager - Europe from April 1990 to February 1993 at Cable and Wireless.

     Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive Officers serve at the pleasure of the Board or until the next annual meeting of stockholders. There are no family relationships between the Company's Directors and Executive Officers.

     None of the Directors or Executive Officers hold directorships in any other company having a class of securities registered under the Securities Exchange Act of 1934, as amended, or in any company registered as an investment company under the Investment Company Act of 1940, as amended, except Mr. Krinsley who is a Director of Scholastic, Inc., a publicly traded company, and Mr. Jensen who is the Chairman of the Board of UICI, a publicly traded company.


                            CERTAIN LITIGATION

     As a result of, or in connection with, the 1995 proxy contest for the Company, the Company was involved in certain litigation adverse to now former officers and directors of the Company as follows:

     THEODORE MAYER LITIGATION. (Mayer v. Executive TeleCard, Ltd., No. 95 Civ. 5403 (RWS), U.S.D.C., S.D.N.Y.; Mayer v. Executive TeleCard, Ltd., No. 14459, Chancery Court of Delaware, New Castle County; Executive TeleCard, Ltd. v. Mayer, No. 95 Civ. 9641 (LLS), U.S.D.C., S.D.N.Y.)

     Mayer, a former treasurer of the Company, brought two civil actions for attorneys fees pursuant to the indemnification provisions of the Company's bylaws and under Delaware law, totaling approximately $100,000. In the New York action, the Company filed counterclaims for breach of fiduciary duty to the Company based upon Mayer's actions and activities in promoting and provoking the dissident shareholders to commence the proxy contest. In the Delaware action, a judgment was entered against the Company for $56,000 plus interest, which judgment has been satisfied by the Company. A judgment was also entered against the Company in the New York action which was appealed by the Company. The Company brought an action against Mayer in the United States District Court for the Southern District of New York pursuant to Section 16(b) of the Securities Exchange Act for short-swing trading while Mayer was an executive officer of the Company.
On July 17, 1997, the Company agreed to dismiss its Section 16(b) action and agreed to settle all of Mr. Mayer's claims against the Company, including the outstanding claims for indemnification in the New York action, for $10,000.


     SECTION 16(a) REPORTING UNDER THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Those persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all reports filed pursuant to Section 16(a). When he was first elected to the Company's Board of Directors in June of 1995, Mr.
Abdul Aal, a resident of the state of Bahrain, was unfamiliar with the United States laws regarding directors' duty to report trades in the Company's stock and to pay over to the Company any profits earned on "short-swing" trading of the Company's stock irrespective of whether such trades are made on the basis of any insider or nonpublic information.
Accordingly, companies affiliated with Mr. Abdul Aal made a number of such trades in 1995 which may be considered to be violations of Section 16(b). Mr. Abdul Aal has agreed to cooperate with the Company in compiling the information regarding these trades, to repay the Company any profits with interest as required by law and to make the appropriate filings with the Commission. The Company is diligently pursuing an immediate resolution of this matter. In addition, certain of the Company's Executive Officers failed to make timely filings of ownership reports required by Section
16(a) with the Securities and Exchange Commission. Mr. Schuck failed to timely report on Form 4 his purchase of 2,800 additional shares of the Company's common stock in January 1997. Messrs. Balinger, Mandel and
Schuck failed to file timely reports on Form 5 for their grants of options to purchase Common Stock in December 1996. All of these reports were filed in July 1997. When the information has been compiled for Mr. Abdul Aal, his reports on Forms 3, 4 and 5 will also be filed accordingly.

     The plaintiff in Morales v. Executive Telecard and Network Data Systems, Ltd. has alleged that, notwithstanding a Settlement Agreement between the Company and Network Data Systems, Ltd. ("NDS"), NDS has still not filed all of the reports required by Section 16(a) and is liable to the Company for additional insider trading profits. See "Item 13 - Certain Relationships and Related Transactions" below.


ITEM 11 - COMPENSATION OF EXECUTIVE OFFICERS OF THE REGISTRANT

                        Summary Compensation Table

     The following table summarizes the compensation for the three fiscal years ended March 31, 1997, 1996 and 1995 of the Company's Chief Executive Officer and next mostly highly compensated Executive Officers whose salary and bonus exceed $100,000.

                               Annual Compensation
                                                     Other
                                                     Annual
Name and                     Salary        Bonus   Compensation
Principal Position Year     ($)            ($)       ($)

Anthony Balinger   1997     $109,612       $ 8,000  $28,500(1)
President and CEO(2)1996      86,673             0   27,000(1)
                   1995       70,000             0   27,000(1)

Robert N. Schuck   1997     $105,404       $     0    $      0
Executive Vice     1996      101,635             0           0
President(3)       1995      100,000             0           0

Allen Mandel       1997     $105,404       $     0    $      0
Executive Vice     1996      101,635             0           0
President(3)       1995      100,000             0           0

Daryl Engelman     1997  $         0       $     0    $      0
former President   1996       15,846             0           0
and COO(3)(4)      1995       91,981             0       2,126

William H. Sheils  1997     $106,038       $     0  $60,390(5)
Former Senior      1996   $        0             0    $      0
Vice President and 1995   $        0             0    $      0
COO(6)


                                                                 Long-Term
Compensation
                                   Awards
                                        Securities
                            Restricted   Underlying
Name and                      Stock    Options/SARs
Principal Position          Awards($)      (#)


Anthony Balinger               $0         50,000
President and CEO(2)            0         11,000
                                0              0

Robert N. Schuck              $0          40,000
Executive Vice                  0         55,000
President(3)                    0          9,680

Allen Mandel                   $0         40,000
Executive Vice                  0         55,000
President(3)                    0          7,260

Daryl Engelman                $0               0
former President                0         25,000
and COO(3)(4)                   0          3,300

William H. Sheils              $0              0
Former Senior                   0         11,000
Vice President and              0              0
COO(6)

------------------

(1) Consists of an annual housing allowance paid to Mr. Balinger while he resided in Hong Kong and while he resides in the United States.

(2) In fiscal 1995, Mr. Balinger's salary was paid by a Hong Kong subsidiary of the Company, which received funds from Service 800, S.A., a subsidiary of Residual Corporation ("Residual"), that was acquired by the Company from Residual on March 31, 1995 pursuant to an Asset Purchase Agreement. See "Item 13 - Certain Relationships and Related Transactions" below.

(3) In fiscal 1995, the salaries of Messrs. Schuck, Mandel and Engelman were paid by Fintel Services Inc. pursuant to a Service Agreement between the Company and Residual. See "Item 13 - Certain
     Relationships and Related Transactions" below.

(4) Mr. Engelman's employment was terminated by the Company on April 25, 1995. The options received by Mr. Engelman in fiscal 1996 were based on an arbitration award after Mr. Engelman's termination and expired on or about April 3, 1996. In addition, the options received in fiscal 1995 expired after Mr. Engelman's termination.

(5) Consists of reimbursements of $3,211 for day care expenses, $5,688 for a car lease and insurance, and $51,491 for relocation and temporary living costs.

(6)  Mr. Sheils' employment by the Company was terminated on July 15, 1997.


                   Option/SAR Grants in Last Fiscal Year

     The following table sets forth the information concerning individual grants of stock options and stock appreciation rights ("SARs") during the last fiscal year to each of the named Executive Officers.

                                    Individual Grants
                                   Percent of
                  Number of        Total
                  Securities    Options/SARs
                  Underlying     Granted to    Exercise or
                 Options/SARs   Employees in    Base Price  Expiration
Name          Granted (#)(1)     Fiscal Year(2) ($/share)     Date

Anthony Balinger 40,000(3)        14.3%           $5.75   12/18/06
                 10,000(3)                        $6.25   12/20/06
Robert N. Schuck 40,000(4)        11.5%           $5.75   12/18/06
Allen Mandel     40,000(4)        11.5%           $5.75   12/18/06
Daryl Engelman       0             N/A             N/A      N/A
William H. Sheils    0             N/A             N/A      N/A


                             Potential Realizable
                              Value at Assumable
                            Annual Rates of Stock
                            Price Appreciation for
                                 Option Term
Name                        5%($)            10%($)

Anthony Balinger          $144,900          $365,700
                          $39,375           $99,375
Robert N. Schuck          $144,900          $365,700
Allen Mandel              $144,900          $365,700
Daryl Engelman              N/A               N/A
William H. Sheils         $34,363           $86,727

------------------

(1) All of the options and related SARs granted in fiscal 1997 to the named Executive Officers have a ten year term and were not exercisable until June 1997.

(2) A total of 348,500 options were granted to employees of the Company in fiscal 1997.

(3) Of the options granted to Mr. Balinger, 17,391 were incentive stock options granted in tandem with SARs and 32,609 were nonqualified stock options granted in tandem with SARs.

(4) Of the grants to Messrs. Schuck and Mandel, 17,391 were incentive stock options granted in tandem with SARs and 22,609 were nonqualified stock options granted in tandem with SARs.


            Aggregated Option/SAR Exercises in Last Fiscal Year
                   and Fiscal Year-End Option/SAR Values

     The following table sets forth information concerning each exercise of stock options during the last fiscal year by each of the named Executive Officers and the fiscal year end value of unexercised options.


                 Shares    Value   Number of Securities Underlying
            Acquired on   Realized   Unexercised Options/SARs at
Name         Exercise (#)   ($)      Fiscal Year-End($)(1)(2)

                                    Exercisable   Unexercisable

Anthony Balinger    0         $0        24,310          50,000
Robert N. Schuck    0         $0        84,446          40,000
Allen Mandel        0         $0        76,901          40,000
Daryl Engelman      0         $0          0               0
William H. Sheils   0         $0        11,000            0


                              Value of Unexercised
                                 "In-the-Money"
                               Options at Fiscal
Name                            Year-End($)(2)
                          Exercisable   Unexercisable

Anthony Balinger              $1,375     $15,000
Robert N. Schuck              $6,875     $15,000
Allen Mandel                  $6,875     $15,000
Daryl Engelman                  $0          $0
William H. Sheils             $7,376        $0

-------------------

(1) Represents the aggregate number of stock options held as of March 31, 1997, including those which can and those which cannot be exercised pursuant to the terms and provisions of the Company's current stock option plans.

(2) Values were calculated by multiplying the closing transaction price of the Common Stock as reported on the Nasdaq National Market on March 31, 1997 of $6.125 by the respective number of shares of Common Stock and subtracting the exercise price per share, without any adjustment for any termination or vesting contingencies.

(3) Per his employment agreement, Mr. Sheils' option ended immediately upon termination of his employment on July 15, 1997.

DIRECTORS' COMPENSATION

     During the fiscal year ended March 31, 1997, each non-officer member of the Board received a Director's fee of $1,500 for each regular Board meeting attended; Directors who are also officers did not receive such fees. All Directors of the Company are also reimbursed for expenses incurred in connection with attendance at Board meetings. Under the Company's Directors Stock Option and Appreciation Rights Plan, each Director will receive an annual grant of ten year options to purchase 10,000 shares at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. On December 20, 1997, each of Messrs. Gerrity, Sonnerberg, Warnes, Krinsley, Balinger and Abdul Aal received an option to purchase 10,000 shares of Common Stock exercisable at $6.25 per share, the fair market value on the date of grant. In addition, Mr. Balinger was granted an option on December 18, 1996 to purchase 40,000 shares of Common Stock at $5.75 per share. Also, in connection with his new employment agreement with the Company, Mr. Balinger received a grant of 10,000 shares of Common Stock to vest April 15, 1997. See "Employment Agreements" below.

EMPLOYMENT AGREEMENTS

          Effective February 1, 1997, the Company entered into a three year employment agreement with Anthony Balinger, the President and Chief Executive Officer of the Company. Mr. Balinger's employment agreement provides for a minimum salary of $150,000 per annum, reimbursement of certain expenses, a bonus of 10,000 shares of Common Stock payable on April 15, 1997, and an annual bonus of 10,000 shares of Common Stock for each annual increase of $1 million in the operating profit of the Company over the preceding fiscal year, beginning with the fiscal year ending March 31, 1998. In addition, the Company will pay for a term life insurance policy for Mr. Balinger in the amount of $300,000 payable to his designated beneficiary.

     Mr. Balinger's employment agreement also provides for payment of the greater of $125,000 or the balance of his salary to the end of his employment term if the Company terminates Mr. Balinger without Cause. In addition, in such a case, Mr. Balinger would receive the number of unrestricted shares of the Company's Common Stock equal to the number of stock options held by him on the fifth day following such termination. In lieu of taking stock for any stock options then held, he may elect to receive an amount in cash per share equal to the mean between the high and low selling price of such stock on the Nasdaq National Market or such other market as the Company's Common Stock is traded on the date of termination. "Cause" is defined as any criminal conviction for an offense by Mr. Balinger involving the misappropriation of funds or material property of the Company, or willful repeated refusal to follow directives of the Board for the performance of material duties which Mr. Balinger is required to perform under the agreement.

     In the event there is an early termination of Mr. Balinger's employment following a Change of Control, Mr. Balinger would be entitled a lump cash payment equal to five times the "base amount" of his then compensation and replacement of his stock options, whether or not vested, with shares of the Company's Common Stock. In lieu of the replacement of his stock options, he may surrender his rights to such options and receive cash consideration. "Change of Control" is defined as the sale or transfer of all or substantially of the Company's assets, the merger, consolidation or other business combination with the effect that the stockholders hold 50% or less of the combined voting power of the surviving corporation, the replacement of a majority of the Board which is not approved by the Board or the purchase by a person or group of 15% or more of the combined voting power having the right to elect the Board. If any payment or distribution by the Company to or for Mr. Balinger's benefit (a "Base Payment") would be subject to the Excise Tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), then he would be entitled to receive an additional payment in an amount such that the net amount retained by him, after the calculation and deduction of an Excise Tax on the Base Payment and any federal, state and local income taxes and Excise Tax on the gross-up payment, shall be equal to the Base Payment.

     In the event that Mr. Balinger's employment is terminated for Cause not following a Change of Control, he is entitled to his base salary, any unpaid vested bonus and/or incentive profit previously determined by the Board and reimbursement of all expenses he has incurred on behalf of the Company. Mr. Balinger may voluntarily terminate his employment by giving 60 days written notice to the Company. In addition, the Company has agreed to pay for health, dental and disability insurance, certain travel benefits for himself or his family, and various other benefits.

     Effective February 1, 1997, the Company entered into a three year employment agreement with Robert N. Shuck pursuant to which Mr. Schuck agreed to serve as an Executive Vice President of the Company. Mr. Schuck's employment agreement provides for a minimum salary of $125,000 per annum, reimbursement of certain expenses, a bonus of 10,000 shares of Common Stock payable on April 15, 1997, and an annual bonus of 10,000 shares of Common Stock for each annual increase of $1 million in the operating profit of the Company over the preceding fiscal year, beginning with the fiscal year ending March 31, 1998.

     Mr. Schuck's employment agreement also provides for payment of the greater of $125,000 or the balance of his salary to the end of his employment term if he is terminated by the Company without Cause or if Mr. Schuck terminates his employment for diminution of his position, duties, responsibilities, benefits or compensation as a Executive Vice President of the Company or the geographic relocation of his position at the Company.
In addition, in such case, Mr. Schuck would receive the number of unrestricted shares of the Company's Common Stock equal to the number of stock options held by him on the fifth day following such termination. In lieu of taking stock for any stock options then held, he may elect to receive an amount in cash per share equal to the mean between the high and low selling price of such stock on the Nasdaq National Market or such other market as the Company's Common Stock is traded on the date of termination.

     Mr. Schuck may voluntarily terminate his employment by giving 60 days written notice to the Company. In the event Mr. Schuck does not voluntarily terminate his employment or is not terminated for Cause, before the first anniversary of the agreement, he is entitled to receive the following retirement benefits: (A)(i) continuation of his life, health, dental and disability insurance (the "Benefits") for four years; (ii) retirement compensation equal to 75% of his current salary payable over a three year period; and (iii) registered shares of the Company's Common Stock equal in number to 80% of all stock options, whether vested or unvested, held by Mr. Schuck as of the date of his retirement. In the event Mr. Schuck does not voluntarily terminate his employment or is not terminated for Cause, before the second anniversary of the agreement, he is entitled to receive the following retirement benefits: (B)(i) continuation of the Benefits for five years; (ii) retirement compensation equal to 90% of his current salary payable over a three year period; and (iii) registered shares of the Company's Common Stock equal in number to 100% of all stock options, whether vested or unvested, held by Mr. Schuck as of the date of his retirement. In the event Mr. Schuck does not voluntarily terminate his employment or is not terminated for Cause, before the third anniversary of the agreement, he is entitled to receive the following retirement benefits: (C)(i) continuation of the Benefits for ten years;
(ii) retirement compensation equal to 100% of his current salary payable over a seven year period; and (iii) registered shares of the Company's Common Stock equal in number to 100% of all stock options, whether vested or unvested, held by Mr. Schuck as of the date of his retirement. In the event Mr. Schuck is terminated by the Company other than for Cause or upon a Change of Control, the Benefits vest upon such termination or Change of Control.

     Upon a Change of Control, Mr. Schuck is also entitled to a lump sum cash payment equal to seven times the base amount of his compensation and replacement of stock options with shares of the Company's Common Stock. In lieu of the replacement of his stock options with an equal number of unrestricted shares of common stock, he may surrender his rights to such options and receive cash consideration. If any payment or distribution by the Company to or for Mr. Schuck's benefit (a "Base Payment") would be subject to the Excise Tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), then he would be entitled to receive an additional payment in an amount such that the net amount retained by him, after the calculation and deduction of an Excise Tax on the Base Payment and any federal, state and local income taxes and Excise Tax on the gross-up payment, shall be equal to the Base Payment. If Mr. Schuck is terminated by the Company for Cause, he is entitled to his base salary, any unpaid vested bonus and/or incentive profit previously determined by the Board and all his expense reimbursements. "Cause" and "Change of Control" are defined in the same way as in Mr. Balinger's agreement.

     Effective September 27, 1995, the Company entered into a three year employment agreement with Allen Mandel pursuant to which Mr. Mandel agreed to serve as an Executive Vice President of the Company. Mr. Mandel's employment agreement provides for a minimum salary of $100,000 per annum and reimbursement of certain expenses. Mr. Mandel's salary was increased to $105,000 as of December 15, 1995. Mr. Mandel's employment agreement also provides for payment of the greater of $120,000 or the balance of his salary to the end of his employment term if the Company breaches the agreement or if Mr. Mandel is terminated without Cause or resigns following either a material reduction in duties or salary, or a liquidation, dissolution, consolidation, or merger of the Company, or a transfer of all, or substantially, all of the Company's assets. In addition, Mr. Mandel would receive the number of unrestricted shares of the Company's Common Stock equal to the total number of stock options held by him on the fifth day following such a termination. In lieu of taking shares of stock for any stock options then held, he may elect to receive an amount in cash per share equal to the mean between the high and low selling price of such stock on the Nasdaq National Market or such other market as the Company's Common Stock is traded. "Cause" is defined as a material fraud or a criminal conviction for any act by Mr. Mandel that is directly contrary to the Company's interest. Mr. Mandel may voluntarily terminate his employment by giving 60 days written notice to the Company. His agreement also provides that Mr. Mandel will receive stock options to purchase shares of the Company in an amount not less than the greater of any stock options granted to the President or Chief Executive Officer or a Director of the Company under any stock option plan in effect during the term of his employment. During the term of his employment, Mr. Mandel may not accept employment with any major long distance telephone carrier that provides international calling cards, including, but not limited to, British Telecom, MCI, AT&T and Sprint. In addition, the Company will pay for a term life insurance policy for Mr. Mandel in the amount of $300,000 payable to his designated beneficiary.

     Effective March 15, 1995, the Company entered into a two year agreement with Edward J. Gerrity, Jr. Mr. Gerrity's agreement provided for a salary of $100,000 per annum and reimbursement of certain expenses. The agreement also provided that Mr. Gerrity would be granted options to purchase shares of Common Stock equal to the greater of any stock options granted to the Executive Vice President and/or a Director of the Company under any stock option plan effective during his employment. If Mr. Gerrity consented to a relocation, the Company would reimburse him for the cost of such relocation from New York. If Mr. Gerrity died or became disabled during the term of his employment, the Company would pay him or his estate any compensation due him up to the end of the term of the agreement, plus registered and unrestricted shares of the Company's Common Stock equal to the number of stock options granted but unexercised by him at the time of his death or disability. The agreement would terminate at the earliest of the end of its term or the voluntary departure of Mr. Gerrity from the employ of the Company. The Company and Mr. Gerrity could renew or extend the term of the agreement upon mutually agreeable terms. The agreement expired March 15, 1997.

     Effective November 1, 1995, the Company entered into a three year employment agreement with Stig Sonnerberg pursuant to which Mr. Sonnerberg agreed to serve as Senior Vice President and Director of European Operations of the Company. Mr. Sonnerberg's employment agreement provides for a salary of $60,000 per annum, plus the amount of tax assessable against his salary in Sweden, payment of $34,600 per annum to a pension plan of Mr. Sonnerberg's choice (in lieu of participation in any retirement or pension plan of the Company), and reimbursement of certain expenses.
Mr. Sonnerberg was relocated by the Company to England in the fall of 1996. Mr. Sonnerberg's agreement also provides for payment of the greater of $120,000 or the balance of his salary to the end of his employment term if the Company breaches the agreement or if Mr. Sonnerberg is terminated without cause or resigns following either a material reduction in duties or salary, or a liquidation, dissolution, consolidation, or merger of the Company, or a transfer of all, or substantially all, of the Company's assets. In addition, Mr. Sonnerberg would receive the number of unrestricted shares of the Company's Common Stock equal to the total number of outstanding stock options held by him on the fifth day following termination or in lieu of exercising or retaining his right to exercise any outstanding stock options then held, he may elect to surrender to the Company his rights in such options (whether or not exercisable) and receive an amount in cash per share equal to the mean between the high and low selling price of such stock on the Nasdaq National Market or such other market as the Company's Common Stock is traded. "Cause" is defined as dishonesty, gross neglect of duties, conviction of a felony, engaging directly or indirectly in any competing business, or willful misconduct.

TERMINATION AGREEMENTS

     Messrs. Mandel, Gerrity and Sonnerberg have also entered into termination agreements with the Company in addition to their respective employment agreements. All of the termination agreements have substantially identical terms and conditions. If the termination agreement is triggered, then any benefits payable under their respective employment agreements would be increased to the amounts payable under the termination agreements rather than being in addition to the amounts set forth in their respective employment agreements. In the event that any of those officers' employment is terminated without cause or following a change of control, such officer will receive three times their annual compensation (less the amount, if any, necessary to avoid all excises taxes otherwise applicable pursuant to Section 4999 of the Internal Revenue Code of 1986). In addition, the Company will continue to cover all noncash benefits plans of the Company or any successor plans or programs in effect on the date of acquisition of control for twenty-four months after termination for the employee and the employee's eligible family members.

     Change of control is defined in the termination agreements as (i) (a) any consolidation or merger in which the Company is not the continuing or surviving company or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or
(b) any sale, lease, exchange or other transfer of all or substantially all, of the assets of the Company, or (ii) the approval by stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company, or (iii) any acquisition by any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act) whereby such person shall become the beneficial owner of 20% or more of the Company's outstanding Common Stock, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by at least three-fourths of the directors then still in office who were directors at the beginning of the period.

     "Cause" is defined as material fraud or a criminal conviction involving moral turpitude or an act of the employee that is directly contrary to the Company's interests. The terms of the termination agreements are for the later of three years from the date of the respective employment agreements or two years from the date of a change in control of the Company.

     All of the foregoing agreements, except the employment agreements with Messrs. Balinger and Schuck, were entered into by the individual employees and Executive Telecard, S.A., a Turks and Caicos corporation, the principal operating subsidiary of the Company. The agreements with Messrs. Balinger and Schuck were entered into with the Company.


                             Performance Graph

     The following chart graphs the performance of the cumulative total return to stockholders (stock price appreciation plus the assumed reinvestment and dividends) during the five years prior to fiscal 1997 in comparison to returns of the Standard & Poor's Composite stock price index (the "S&P 500 Index") and a peer group index (weighted by average market capitalization). The peer group index is the Standard & Poor's Telecommunications (Long Distance) Index (the "S&P Telecom (Long Distance) Index"), which consists of American Telephone & Telegraph, MCI Communications and Sprint Corp. The Company believes that the companies constituting the selected peer group are companies of comparable focus with the Company. The line graph and table cover the five year period from March 1992 through March 1997 and represent the total value of a $100 investment in each security/market index on the last trading day of March, 1992.


              COMPARATIVE FIVE-YEAR TOTAL CUMULATIVE RETURNS
                EXECUTIVE TELECARD, LTD., S&P 500 INDEX AND
                  S&P TELECOMMUNICATIONS (LONG DISTANCE)














Company/Index         Mar-92  Mar-93   Mar-94   Mar-95   Mar-96  Mar-97

Executive Telecard,
 Ltd.                  100    184.71   292.84   146.44   305.18  228.46
S&P Telecommunications 100    142.01   136.85   136.81   174.94  168.02
  (Long Distance)
S&P 500 Index          100    115.23   116.93   135.13   178.51  213.89

                     Report on Executive Compensation
                       by the Compensation Committee

                               July 29, 1997

     On July 29, 1996, the functions of the Company's Compensation and Stock Option Committees were combined into a single committee, the Compensation Committee (the "Committee"), comprised of Messrs. Abdul Aal, Warnes and Krinsley, with Mr. Warnes serving as Chairman. The new Committee adheres to the Company's previously announced compensation policies for executive officers which are designed to provide competitive levels of compensation through a combination of salary, bonuses, benefits and various equity incentives, such as stock options and stock appreciation rights. The Committee also believes it is important to induce long term commitments from key executives by entering into long term agreements with the Company's top officers.

     In making its decisions with respect to executive compensation in fiscal 1997, the Committee considered the dramatically improved financial results achieved by the Company in fiscal 1996 over fiscal 1995, including but not limited to the increase in revenues to $30.3 million in 1996 from $23 million the previous year and the $2.85 million profit achieved in 1996 versus the $4.6 million loss recorded in 1995. The Committee also considered the various other challenges faced by the Company's executive officers in fiscal 1996, including but not limited to the development of the Company's new Internet product, the marked expansion of the Company's international long distance network, the assumption by the Company of administrative and other responsibilities which had previously been borne by Residual Corporation as well as the burdens imposed by the defense of the remaining litigation engendered by the 1995 proxy contest.

     Employment Agreements: The Committee authorized new employment agreements with Messrs. Balinger and Schuck effective February 1, 1997. In exchange for three year commitments to the Company, the new agreements provide these two officers with varying degrees of specified benefits, including life, disability, health and dental insurance, retirement benefits, post-employment relocation costs and travel expense reimbursements. The agreements with both officers also provide for an initial bonus grant of 10,000 shares of the Company's Common Stock pursuant to the Stock Grant Plan and for future grants of additional shares of stock on a formula basis to reward the executives for profitability increases during the term of the agreements.

     Salary Increases: In December of 1995, the Compensation Committee increased the base salaries for Messrs. Mandel and Schuck by $5,000 to $105,000. Because Mr. Balinger had received a salary increase in June of 1995, he did not get an increase in December of 1995. Based on the Company's positive results in fiscal 1996, the Committee increased the minimum salary payable to Messrs. Balinger and Schuck under their February 1, 1997 employment agreements to $150,000 and $125,000, respectively, although Mr. Balinger's new agreement does not provide for the $28,500 housing allowance he had received in fiscal 1997.

     Stock Options and Stock Appreciation Rights: Stock options, often together with Stock Appreciation Rights ("SARs"), are granted to executive officers and others by the Committee as a means of providing long term equity incentives. The members of the Committee believe that stock options and SARs not only encourage performance by the Company's executive officers but they align the interests of the Company's executive officers with the interests of the Company's shareholders. Accordingly, the Committee in December of 1996 granted options to purchase 40,000 shares of the Company's common stock and corresponding SARs to each of Allen Mandel, Robert Schuck and Anthony Balinger. This Committee made additional stock option grants to thirty-nine other persons who are not executive officers, including a grant of 5,000 options and corresponding SARs to Stig Sonnerberg, Senior Vice President and a member of the Board of Directors.

     The grants were made on December 18, 1996 and, in accordance with Securities Exchange Act Rule 16b-3, were not exercisable until six months after the date of grant. All options and SARs were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

     Bonus Awards: The only cash bonus award paid to any executive officer during fiscal 1997 was an $8,000 bonus paid to Mr. Balinger in December of 1996.

                                        David W. Warnes
                                        Richard W. Krinsley
                                        Ebrahim Ali Abdul Aal

Dated:  July 29, 1997


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially, as of July 25, 1997, by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                 Number of Shares    Percent of
Name and Address                 Owned of Record    Common Stock
of Beneficial Owner            and Beneficially(1)  Outstanding

Ronald L. Jensen                    1,425,000           8.2%
5215 N. O'Connor, #300
Irving, Texas

Network Data Systems Limited(2)     1,616,360           9.4%
44 The Fairways II
Cranberry Village
Colingwood, Ontario L9Y 459

(1) For purposes of this table, "beneficial ownership" is used as defined in Rule 13d-3 of the Securities and Exchange Act of 1934, as amended.

(2) Includes 440,121 shares of the Company's Common Stock owned by Residual Corporation (64.8% of 679,199 shares). NDS is the shareholder of record of 14,559,000 shares (64.8%) of the outstanding shares of Residual. If all of the 679,199 shares of the Company owned by Residual were included, the number of shares held by NDS would increase to 1,855,438 (10.7%). NDS has disclaimed beneficial ownership of all of the shares owned by Residual in its statement filed with the Company. If none of the shares owned by Residual were included, NDS would beneficially own 1,176,239 shares (6.8%).


                     SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially, as of July 25, 1997, by each Director and Executive Officer of the Company, and by all Directors and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned is the aggregate number of shares of Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date by each individual.

Name and Address                 Amount of Shares     Percent
of Beneficial Owner             Beneficially Owned    of Class

Edward J. Gerrity, Jr.              86,791(1)            *
7 Sunset Lane
Rye, New York 10580

Anthony Balinger                    95,310(2)            *
One Blue Hill Plaza, #1650
Pearl River, New York 10965

Stig Sonnerberg                     26,000(3)            *
13-21 High Street
Guilford
Surrey GU1 3DG England

David W. Warnes                     21,000(3)            *
1330 Charleston Road
Mountain View, California 94043

Richard A. Krinsley                 45,182(4)            *
201 West Lyon Farm
Greenwich, Connecticut 06831

Ebrahim Ali Abdul Aal               161,582(4)           *
Alia Commercial Centre, 9th Floor
Diplomatic Area
P.O. Box 20620
Manama, State of Bahrain

Robert N. Schuck                  169,241(5)(6)         1.0%
85 Somerset Road
Norwood, New Jersey 07648

Allen Mandel                        116,901(3)           *
9362 S. Mountain Brush Street
Highlands Ranch, Colorado 80126

Ronald L. Jensen                    1,425,000           8.2%
5215 N. O'Connor, #300
Irving, Texas 75039

Ronald W. Howard                       -0-              -0-
5215 N. O'Connor, #300
Irving, Texas 75039

All Named Executive Officers and    2,137,007          12.0%
Directors as a Group
(10 persons)(7)

_______________________

* Less than 1%

(1) Includes 1,100 shares held by Mr. Gerrity as a Trustee and options to purchase 85,691 shares of Common Stock.

(2) Includes options to purchase 74,310 shares of Common Stock.

(3) Consists solely of options to purchase Common Stock.

(4) Includes options to purchase 21,000 shares of Common Stock.

(5) Includes options to purchase 124,446 shares of Common Stock, 28,410 shares held by Mr. Schuck and 16,385 shares held by Mr. Schuck's spouse, Constance Schuck. Does not include 39,930 shares held by Power Tech Systems, Inc., a publicly held company. Mrs. Schuck is a director and treasurer of Power Tech Systems, Inc. Both Mr. Schuck and Mrs. Schuck disclaim beneficial ownership of the shares held by Power Tech Systems, Inc.

(6) Does not include 1,176,239 shares of Common Stock owned of record by Network Data Systems, Ltd. ("NDS"). Mr. Schuck owns approximately 6.6% of NDS' issued and outstanding common stock. See "Security Ownership of Certain Beneficial Owners" above. Mr. Schuck also owns 75,000 shares of Residual Corporation's common stock (less than 1% of its issued and outstanding common stock). See "Item 13 - Certain Relationships and Related Transactions " below.

(7) Includes options to purchase 490,348 shares of Common Stock.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was formed in 1987 as a wholly-owned subsidiary of International 800 Telecom Corp., a publicly traded company, which changed its name to Residual Corporation ("Residual") in February 1994. The Company became a public company in March 1989 by way of a dividend in kind of Residual's common stock.

     In January 1989, the Company entered into a ten year agreement with Residual (the "Service Agreement") pursuant to which Residual provided the Company with essentially all personnel, office space and other facilities required by the Company for general and operational administrative purposes, excluding attorneys fees, accounting fees, marketing expenses, advertising and promotion, stockholder relations and certain other items. Salaries of the Company's executive officers in the United States in fiscal 1994 and 1995 were paid by Fintel Services, Inc. ("Fintel"), which was then a wholly-owned subsidiary of Residual. Pursuant to the Service Agreement, the Company was obligated to pay Residual 10% of its annual gross revenue per year until 1999.

     Pursuant to an Agreement for Sale and Purchase of Assets dated as March 31, 1995 between the Company and Residual (the "Asset Purchase Agreement"), the Company acquired substantially all of the subsidiaries of Residual, including Fintel, and certain intellectual property rights including trademarks and service marks relating to those companies.
Because the Asset Purchase Agreement effected a transfer of the Service Agreement to a wholly owned subsidiary of the Company, the Company, through its subsidiary, became responsible for payment of salaries and bonuses to its Executive Officers. The Asset Purchase Agreement prohibits Residual from competing with the Company for six years and from soliciting the Company's employees for three years. Under the terms of the Asset Purchase Agreement, the Company transferred 697,828 shares of the Company's restricted stock to Residual. In connection with the transaction, the Company, through its acquisition of Service 800, SA, also assumed approximately $12,722,000 in indebtedness due to the Company as of March 31, 1995 incurred by Residual and/or Service 800, SA. The Company received a fairness opinion on the transaction from Griffin Capital Management Corporation.

     William V. Moore, formerly Chairman of the Board, Chief Executive Officer and President of the Company, serves as the Chairman of Residual's Board of Directors and its President. Robert N. Schuck, Executive Vice President, and a former Director and Secretary of the Company, formerly served as a Director, Treasurer and an Executive Vice President of Residual. Allen Mandel, Executive Vice President, and a former Director and Senior Vice President of the Company, formerly served as a Senior Vice President of Residual. Daryl Engelman, a former Director and former President and Chief Operating Officer of the Company, also formerly served as the Chief Operating Officer and Vice President of Residual. Edward J. Gerrity, Jr., the Chairman of the Board, was a Director of Residual until October 1994.

     Pursuant to an agreement between the Company and Network Data Systems Limited ("NDS") dated March 27, 1995 (the "Settlement Agreement"), NDS paid the sum of $350,000 to the Company and agreed not to compete with the Company or solicit Company employees for three years. NDS also granted to the Company an irrevocable proxy for two years beginning April 1995 to attend general and special meetings of the stockholders of the Company with full power to vote all of the Company's shares beneficially owned or controlled by NDS in favor of the nominees for Director proposed by the Board. The Settlement Agreement resolved certain claims and potential claims by and between the Company and NDS arising out of the purchase and sale of Company stock by NDS. Notwithstanding this Settlement Agreement, an action has been brought on behalf of the Company against NDS for recovery of short swing profits in excess of the $350,000 paid to the Company. Morales v. Executive Telecard, Ltd. and Network Data Systems, Ltd., 95 Civ. 10202 (KW) U.S.D.C. S.D.N.Y.

     On February 5, 1997, the Company's Board of Directors declared a dividend distribution of Preference Share Purchase Rights (the"Rights"), thereby creating a Stockholder Rights Plan (the "Rights Plan"). The Rights were issued to stockholders of record on February 28, 1997. Under the Rights Plan, if any person or group acquires ownership of 15% or more of the Company's outstanding Common Stock, the "flip-in" provision of the Rights will be triggered and the Rights will entitle stockholders, except the acquiror, to buy a number of additional shares of Common Stock having a market value of twice the exercise price of each Right (a 50% discount to current market price). Following the acquisition by a person or group of 15% or more of the Company's Common Stock, but only prior to the acquisition by a person or group of a 50% stake, the Board will also have the ability to exchange the Rights (other than Rights held by such person or group), in whole or in part, for one share of Common Stock (or one one-hundredth of a share of the new series of participating preference stock) per Right. This provision will have an economically dilutive effect on the acquiror, and provide a corresponding benefit to the remaining Rightholders that is comparable to the flip-in without requiring Rightholders to go through the process and expense of exercising their Rights. The rights will expire on February 28, 2007.

     The Rights are not intended to prevent a takeover of the Company and will not do so. They are designed, however, to deter any attempt to acquire the Company in a manner or on terms not approved by the Board. The Rights were implemented to deal with the very serious problem of another person or company using abusive tactics to deprive the Company's Board and its stockholders of any real opportunity to determine the destiny of the Company or of their right to share in the full measure of the Company's long-term potential.

     The Rights may be redeemed by the Board for one cent per Right prior to the accumulation, through open-market purchases, a tender offer or otherwise, of 15% or more of the Company's shares by a single acquiror or group. Because of the redemption feature, the Rights should not interfere with any merger or business combination approved by the Board prior to that time.

     The issuance of the Rights had no dilutive effect, did not affect reported earnings per share, is not taxable to the Company or the stockholders, and did not change the way in which stockholders can presently trade the Company's shares.

     Pursuant to a stock purchase agreement between the Company and Ronald
L. Jensen ("Jensen") dated June 10, 1997 (the "Purchase Agreement"), Mr. Jensen purchased 1,425,000 shares of the Company's Common Stock for $7,500,000. The Company agreed to appoint Mr. Jensen and one of his designees as members of the Board of Directors. In addition, the Company agreed that both Mr. Jensen and his designee would be nominated and recommended for re-election at the next annual meeting of stockholders. In the event that Mr. Jensen is elected at such meeting, the Company has agreed to cause him to be elected as Chairman of the Board at the earliest practical date following the meeting.

     Both Mr. Jensen and his designee, Ronald W. Howard, were elected as Directors on June 10, 1997. As a term of the Agreement, Mr. Jensen agreed that, if the Company commenced a public offering of its securities, he would enter into a lock-up agreement with the managing underwriter similar in form and substance to lock-up agreements executed by other Executive Officers and Directors of the Company. Mr. Jensen also agreed that so long as he is a member of the Company's Board of Directors and for a period of one year thereafter, he would not, without the express written consent of all members of the Company's Board of Directors, directly or indirectly:
(a) make, or in any way participate in, any "solicitation" or "proxies" (as such terms are defined or used in Regulation 14A under the Exchange
Act) or become a "participant" in any "election contest" (as such terms are defined or used in Rule 14a-11 under the Exchange Act); or (b) publicly oppose any duly authorized Board of Directors action or recommendation.
For the same period, Mr. Jensen agreed he would not, directly or indirectly, transfer, assign, pledge, sell, hypothecate or otherwise dispose (a "disposition") of any capital stock of the Company owned by him without the express written consent of all other members of the Company's Board of Directors, except (1) transfers to members of his immediate family or charitable trusts set up for the benefit of such family members provided that such family member or trust agrees to be bound by the provisions of the Purchase Agreement including the lock-up agreement and these transfer restrictions, or (2) if either the following conditions are satisfied with respect to such disposition: (i) such disposition is made pursuant to Rule 144 of the Securities Act and is in accordance with provisions (e),
(f) and (g) thereof; or (ii) such disposition is made pursuant to an effective registration statement under the Securities Act. Any transfer of shares of the Common Stock in violation of these provisions may be suspended on the books of the Company. Under the Purchase Agreement, Mr. Jensen is entitled to "piggyback" rights to require the registration of his Common Stock on certain registration statements filed by the Company with the Securities and Exchange Commission for a three year period commencing on the one year anniversary of June 10, 1997. The Company has agreed to pay all expenses with respect to registration pursuant to the "piggyback" registration rights.

     During fiscal 1997, Executive Card Services HK Ltd. ("Executive Card") was paid $321,000 by the Company for producing calling cards for an affiliate of the Company. Anthony Balinger is a Director and 45% shareholder of Executive Card, but he is not involved in the day-to-day operations of the company.


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-
K

a)              1.   The financial statements are included in Part II,
                Item 8 beginning at Page F-1:

  2. Financial Statement Schedule

       Schedule II Valuation and Qualifying Accounts

b)   Reports on Form 8-K:

     None

c)   Exhibits: *

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

  10.6 Loan Agreement Between International 800 Telecom Corp., Service 800 SA, the Company and Executive TeleCard SA filed as
          Exhibit 1 to the Company's Form 10-K for the period ended March 31, 1992 and incorporated herein by reference.

  10.7        Security Agreement Between International 800 Telecom Corp.
          and the Company filed as Exhibit 2 to the Company's Form 10-K for the period ended March 31, 1992 and incorporated herein by reference.

  10.8 Assignment Between International 800 Telecom Corp. and the Company filed as Exhibit 3 to the Company's Form 10-K for the period ended March 31, 1992 and incorporated herein by reference.

  10.9 Agreement for Sale and Purchase of Assets Between the Company and Residual Corporation filed as Exhibit 99.18 to the Company's Form 8-K dated April 24, 1995 and incorporated herein by reference.

  10.10 Deed of Trust and Security Agreement between the Company and The Capitol Life Insurance Company dated December 21, 1992 for the 4260 East Evans Avenue, Denver, Colorado offices filed as Exhibit
          10.10 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

  10.11  Directors and Employees 1993 Stock Option Plan filed as Exhibit
          10.11 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

  10.12 Agreement between Executive TeleCard S.A. (Switzerland) and Telstra Corporation Limited (Australia) for Enhancement of Telecom Australia Calling Card dated August 3, 1993 files as
          Exhibit 10.12 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference. This Agreement is subject to a grant of confidential treatment filed separately with the U.S. Securities and Exchange Commission.

  10.13  Employment Agreement between Executive TeleCard, S. A. and Edward
          J. Gerrity, Jr. dated March 15, 1995 and Termination Agreement dated August 31, 1995 filed as Exhibit 10.13 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

  10.14 Settlement Agreement between the Company and Network Data Systems Limited dated March 27, 1995 filed as Exhibit 10.14 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference

  10.15 Employment Agreement and Termination Agreement between Executive Telecard, S.A. and Anthony Balinger dated June 30, 1995. filed as
          Exhibit 10.15 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference

  10.16 Employment Agreement and Termination Agreement between Executive Telecard, S.A. and Robert N. Schuck dated September 28, 1995. filed as Exhibit 10.16 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference

  10.17 Employment Agreement between Executive TeleCard, S. A. and Allen Mandel dated September 28, 1995 filed as Exhibit 10.17 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

  10.18 Employment Agreement between Executive TeleCard, S. A. and Stig Sonnerberg dated November 1, 1995 filed as Exhibit 10.18 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

  10.19 Office Building Lease between Executive TeleCard, S. A. and Provident Life and Accident Insurance Company dated December 15, 1995 for the 1720 South Bellaire, Denver, Colorado offices and First Amendment to the Lease dated April 19, 1996 filed as
          Exhibit 10.19 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

  10.20 Promissory Note and Stock Option Agreement between the Company and World Wide Export, Ltd. dated February 28, 1996 filed as
          Exhibit 10.20 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

  10.21 Promissory Note and Stock Option Agreement between the Company and Seymour Gordon dated February 28, 1996 filed as Exhibit 10.21 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

  10.22 Term Loan Agreement between Executive TeleCard, SA, the Company and Internationale Nederlanden (U. S.) Capital Corporation dated June 28, 1996 filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.

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

  21          Subsidiaries of the Registrant

  23          Consent of BDO Seidman, LLP

  27          Financial Data Schedule

* All exhibits have been previously filed with the Company's Form 10-K for the period ended March 31, 1997 or with other documents or reports previously filed by the Company.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXECUTIVE TELECARD, LTD.

Dated:  July 29, 1997              BY:  /s/Anthony Balinger
                                      Anthony Balinger, President and
                                      Principal Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated:  July 29, 1997              BY:  /s/Anthony Balinger
                                      Anthony Balinger, Director

Dated:  July 29, 1997              BY:  /s/Edward J. Gerrity
                                      Edward J. Gerrity, Chairman and
                                      Director

Dated:  July 29, 1997              BY:  /s/Allen Mandel
                                      Allen Mandel, Executive Vice
                                      President      and Principal
                                      Financial Officer

Dated:  July 29, 1997              BY:  /s/Scott R. Danitz
                                      Scott R. Danitz,
                                      Controller, Treasurer,
and Principal Accounting
                                       Officer

Dated:  July 29, 1997              BY:  /s/Stig Sonnerberg
                                      Stig Sonnerberg, Director

Dated:  July 29, 1997              BY:  /s/Richard Krinsley
                                      Richard Krinsley, Director

Dated:  July 29, 1997              BY:  /s/David Warnes
                                      David Warnes, Director

Dated:        , 1997               BY:
                                      Ronald W. Howard, Director

Dated:        , 1997               BY:
                                      Ronald L. Jensen, Director

Dated:  July 29, 1997              BY:  /s/Ebrahim Ali Abdul Aal
                                      Ebrahim Ali Abdul Aal,
                                      Director