Form 10-Q
period 1997-06-30
EXECUTIVE TELECARD LTD
filed 1997-08-14
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


      For the Quarter Ended                       Commission File Number
          June 30, 1997                                  1-10210
     -----------------------                     -----------------------

                         EXECUTIVE TELECARD, LTD.
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Delaware                                   13-3486421
            ----------                                 ------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No).)
  incorporation of organization)

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

                              Yes    X       No

The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1997 is 17,306,563 shares, all of one class of $.001 par value Common Stock.



                         EXECUTIVE TELECARD, LTD.
                                 FORM 10-Q
                        QUARTER ENDED JUNE 30, 1997

                             TABLE OF CONTENTS


FINANCIAL INFORMATION                                                  PAGE

Item 1  - Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 1997
          and March 31, 1997                                           3, 4

          Consolidated Statements of Operations for the three months
          ended June 30, 1997 and 1996                                    5

          Consolidated Statements of Cash Flows for the three months
          ended June 30, 1997 and 1996                                    6

          Notes to Consolidated Financial Statements                   7-10

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        11, 12

OTHER INFORMATION

Item 1  - Legal Proceedings                                              13
Item 2  - Changes in Securities                                          13
Item 3  - Defaults upon Senior Securities                                13
Item 4  - Submission of Matters to a Vote of Security Holders            13
Item 5  - Other Information                                              13
Item 6  - Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                               14



                         EXECUTIVE TELECARD, LTD.

                      PART I:  FINANCIAL INFORMATION
                        CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 1997 AND MARCH 31, 1997

                                  ASSETS

                                             June 30, 1997     March 31, 1997
                                             -------------     --------------
                                              (Unaudited)
CURRENT:

Cash and cash equivalents                      $5,269,082         $2,172,480

Trade accounts receivable, less allowance of
   $180,644 and $123,000 for doubtful
   accounts                                    9,570,826           8,363,017

Accounts receivable from related parties           94,572            175,114

Other current assets                              538,008            347,995
                                              -----------        -----------
Total current assets                           15,472,488         11,058,606

PROPERTY AND EQUIPMENT - net of
   accumulated depreciation and amortization  12,642,270          11,905,956

OTHER:

Intangible assets - net                           172,905            286,941

Deposits                                          267,383            261,125

Other assets                                       10,306            167,058
                                              -----------        -----------
Total other assets                                450,594            715,124
                                              -----------        -----------
TOTAL ASSETS                                  $28,565,352        $23,679,686
                                              ===========        ===========


See Notes to Consolidated Financial Statements



                         EXECUTIVE TELECARD, LTD.

                        CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 1997 AND MARCH 31, 1997

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                             June 30, 1997     March 31, 1997
-------------                                --------------
                                             (Unaudited)

CURRENT:
Accounts payable                               $2,177,244         $2,466,056

Accrued expenses                                2,379,686         2,038,415

Customer deposits                                 324,948            319,674

Unearned income                                   155,013            155,879

Current maturities of long-term debt            7,080,365          1,003,383
                                              -----------        -----------
Total current liabilities                      12,117,256          5,983,407

LONG-TERM DEBT, less current maturities         1,371,758          9,737,007
                                              -----------        -----------
Total liabilities                              13,489,014         15,720,414
                                              -----------        -----------
STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 5,000,000 shares
   authorized; none issued                             -                   -

Common stock, $.001 par value, 100,000,000
   shares authorized, 17,306,563 and 15,861,240
   outstanding                                    17,306              15,861

Additional paid-in capital                     23,661,367         16,047,812

Accumulated deficit                           (8,684,165)        (8,186,244)

Accumulated translation adjustment                 81,830             81,843
                                              -----------        -----------
Total stockholders' equity                     15,076,338          7,959,272
                                              -----------        -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $28,565,352        $23,679,686
                                              ===========        ===========

See Notes to Consolidated Financial Statements



                         EXECUTIVE TELECARD, LTD.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 1997 and 1996
                                (UNAUDITED)

                                     Three Months Ended   Three Months Ended
                                       June 30, 1997        June 30, 1996
                                     -----------------    ------------------

NET REVENUE                                $8,559,551         $8,067,509

COST OF REVENUE                             4,445,496          4,144,949
                                          -----------        -----------
GROSS PROFIT                                4,114,055          3,922,560
                                          -----------        -----------
COSTS AND EXPENSES:

   Selling, general and administrative      3,370,272          2,364,787

   Depreciation and amortization              634,622            386,423
                                          -----------        -----------
Total costs and expenses                    4,004,894          2,751,210
                                          -----------        -----------
Income from operations                        109,161          1,171,350
                                          -----------        -----------
OTHER INCOME (EXPENSE):

   Interest expense                         (326,343)           (65,768)

   Interest income                                963                  6

   Proxy related litigation expense         (199,886)                  -

   Foreign currency transaction gain (loss)  (46,816)             11,717
                                          -----------        -----------
Total other expense                         (572,082)           (54,045)
                                          -----------        -----------
Income before taxes on income               (462,921)          1,117,305
                                          -----------        -----------
Taxes on income                                35,000            168,000
                                          -----------        -----------
NET INCOME                                 $(497,921)           $949,305
                                          ===========        ===========
NET INCOME PER SHARE                           $(0.03)             $0.06
                                          ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES AND
   SHARE EQUIVALENTS OUTSTANDING           16,301,068         15,854,115
                                          ===========        ===========

See Notes to Consolidated Financial Statements



                         EXECUTIVE TELECARD, LTD.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                     Three Months Ended      Three Months Ended
                                        June 30, 1997          June 30, 1996
                                     ------------------      ------------------

OPERATING ACTIVITIES:

Net income (loss)                         $(497,921)            $949,305

Adjustments to reconcile net income
   (loss) to net
   cash flows provided by (used in) operating activities:

      Depreciation and amortization          634,622             386,423

      Provision for bad debts                100,268             105,269

      Compensation paid in common stock      115,000                   -

Changes in operating assets and liabilities:

   Accounts receivable                   (1,227,535)             680,085

   Other assets                            (244,267)           (252,907)

   Accounts payable                        (288,812)           (340,599)

   Accrued expenses                          341,272           (591,340)

   Other liabilities                           4,408           (120,465)
                                         -----------         -----------
Cash provided by (used in) operating
   activities                            (1,062,965)             815,771
                                         -----------         -----------
INVESTING ACTIVITIES:

Acquisitions of property and equipment   (1,293,841)           (446,564)

Other assets                                 241,690           (470,564)
                                         -----------         -----------
Cash used in investing activities        (1,052,151)           (917,128)
                                         -----------         -----------
FINANCING ACTIVITIES:

Principal payments on long-term debt     (3,100,482)         (1,549,693)

Proceeds from long-term debt                 812,213             691,439

Proceeds from notes payable                        -           6,000,000

Proceeds from issuance of common stock     7,500,000                   -
                                         -----------         -----------
Cash provided by financing activities      5,211,731           5,141,746
                                         -----------         -----------
Effect of exchange rate changes on cash         (13)             (2,358)
                                         -----------         -----------
Net increase in cash and cash
   equivalents                             3,096,602           5,038,031

CASH AND CASH EQUIVALENTS,
   beginning of period                     2,172,480             950,483
                                         -----------         -----------
CASH AND CASH EQUIVALENTS,
   end of period                          $5,269,082          $5,988,514
                                         ===========         ===========

See Notes to Consolidated Financial Statements



                         EXECUTIVE TELECARD, LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION
--------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1997.

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



                         EXECUTIVE TELECARD, LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

NOTE 3 - LONG TERM DEBT
--------------------------------------------------------------------------

At June 30, 1997 and March 31, 1997, long-term debt consisted of the following:

                                                     June 30,     March 31,
                                                       1997          1997
                                                   -----------   -----------

11% (lender's  prime rate plus 2.5%) secured
   term note payable to a financial institution,
   interest payable quarterly, principal due and
   payable April 1, 1998 (1).                       $6,500,000     $9,000,000

12% unsecured term note payable to a stockholder,
   interest payable monthly, principal due and
   payable December 27, 1998 (2).                      500,000        500,000

Capitalized lease obligations.                       1,292,970      1,079,697

9% mortgage note, payable monthly, including
   interest, through November 1997, with a
   December 1997 balloon payment, secured by deed
   of trust on the related land and building.          159,153        160,693
                                                   -----------    -----------
TOTAL                                                8,452,123     10,740,390

Less current maturities                              7,080,365      1,003,383
                                                   -----------    -----------
TOTAL LONG TERM DEBT                                $1,371,758     $9,737,007
                                                   ===========    ===========


                         EXECUTIVE TELECARD, LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

(1) In June, 1996, the Company borrowed $6,000,000 from a financial institution. The note was originally payable in June 1997. In November 1996, the Company secured from the same financial institution a $4,000,000 multiple draw down term loan originally expiring June, 1997. Any unused portion of the loan is subject to a commitment fee of .5%. In connection with these notes, the lender was granted warrants to purchase 100,000 shares of the Company's common stock at a price of $14.88 per share and 66,667 shares of the Company's common stock at a price of $7.88 per share. The warrants expire on December 31, 2001. The nominal value assigned to such warrants when granted in connection with the above note agreements is amortized over the term of the notes. At June 30, 1997 these warrants have not been exercised.

     The notes are subject to certain financial covenants including maintenance of operating results, certain debt ratios, and limitations on asset purchases. At June 30, 1997 the Company was in compliance with such covenants.

     During June, 1997, the Company renegotiated both the $6,000,000 note and the $4,000,000 multiple draw down term loan, extending the term of the loans to April 1998, adjusting the price of common stock subject to existing warrants to the lesser of (i) $7 per share or
     (ii) the average stock price for the past ninety (90) trading days, and extending the expiration date for the warrants for ten (10) years.

(2) In connection with this transaction, the Company issued options to purchase 50,000 shares of the Company's common stock at a price of $12.13 per share, expiring June 27, 1999. During April, 1997, the Company renegotiated the note extending the term to December 27, 1998, adjusting the exercise price of the options to $6.00 per share and extending the term of the option to April 24, 2000. At June 30, 1997, such option has not been exercised.

The value assigned to such warrants or options when granted in connection with the above note agreements is being amortized over the term of the respective notes.


NOTE 4 - COMMON STOCK
--------------------------------------------------------------------------

On May 14, 1996 the Board of Directors declared a stock split, effected in the form of a ten percent (10%) stock dividend, subject to shareholders approving an increase in the number of authorized shares of common stock. As a result of that approval on July 26, 1996, shareholders received the dividend on August 5, 1996.

All references to common share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the effect of this stock dividend.



                         EXECUTIVE TELECARD, LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

In April 1997, the Company remunerated two officers under a stock grant plan with 20,000 shares of the Company's common stock valued at $115,000.

On June 3, 1997, the Board of Directors approved the sale of 1,425,000 shares of the Company's common stock for $7,500,000 to one individual. $3,000,000 of the proceeds from the sale was used to reduce long term debt. The remainder of the proceeds has been used for working capital or invested in obligations through a financial institution.



                         EXECUTIVE TELECARD, LTD.
                               JUNE 30, 1997

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

Net revenue increased by 6% to $8,559,551 for the three months ended
June 30, 1997, as compared to $8,067,509 for the comparable period last year. Growth in revenue resulted from increased usage of the Company's calling card services by existing customers as well as the addition of new customers.

Cost of revenue for the three months was $4,445,496, an increase of 7% from the prior year's amount of $4,144,949. As a percentage of revenue, these costs were 51.9% and 51.4% for the three months ended June 30, 1997 and June 30, 1996, respectively.

Selling, general and administrative expenses increased by $1,005,485 (43%) to $3,370,272, during the three months ended June 30, 1997 versus $2,364,787 for the comparable period last year. This increase is primarily attributable to the addition of personnel and related employee costs necessary to manage the increasing business volume, provide additional marketing and promotion for the Company's calling card services, develop new business services (primarily Internet related), and maintain quality customer support and assistance. As a percentage of revenue, selling, general and administrative expenses increased to 39% for the three months ended June 30, 1997 from 29% when compared to the same period last year. As additional revenue is realized from the Company's current marketing and new business development expenditures, selling, general and administration expenses as a percentage of revenue are expected to decrease.

Depreciation and amortization expense increased 64% to $634,622 for the three months ended June 30, 1997 as compared to $386,423 for the same period last year. This increase primarily relates to equipment placed in service during the past year.

Interest expense increased by $260,575 to $326,343 for the three months ended June 30, 1997, as compared to $65,768 for the comparable three month period last year. This increase primarily relates to additional borrowings to finance business development and expansion and an increase in lease financed asset transactions.

The Company incurred a foreign currency transaction loss of $46,816 for the three months ended June 30, 1997 as compared to a gain of $11,717 for the same period last year. This generally reflects the currency exchange rate movement between foreign currencies billed to customers and paid to suppliers against the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 1997, cash and cash equivalents increased $3,096,602 to $5,269,082. This increase in cash and cash equivalents consisted of the following components: (i) net cash flows used in operating activities in the amount of $1,062,965, which resulted from a net loss for the period, increases in accounts receivable and other



                         EXECUTIVE TELECARD, LTD.

                               JUNE 30, 1997

assets, and a decrease in accounts payable offset by an increase in accrued expenses and other non-cash items, (ii) net cash flows used in investing activities in the amount of $1,052,151, primarily related to acquisitions of new equipment for further expansion of the Company's global network, (iii) cash flows provided by financing activities of $5,211,732, including issuance of the Company's common stock for $7,500,000 and proceeds from borrowings of $812,213 reduced by payments of borrowings of $3,100,481, and (iv) the effect of exchange rate changes on cash which served to decrease cash and cash equivalents.

The $7,500,000 proceeds from the issuance of the Company's common stock during the quarter ended June 30, 1997 and included in cash flows provided by financing activities for the period was used to pay down $3,000,000 on debt and to provide additional working capital.

The Company's future plans to fund its working capital needs may consist of the following: (i) issuance of additional shares of common or preferred stock, (ii) the creation of a long term debt facility, and (iii) cash flow generated from operations. There can be no assurance that the Company will be successful in its efforts to raise such additional capital.

Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risk, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, changes in worldwide general economic conditions, changes in interest rates, currency rates and worldwide competition.



                (Balance of Page Left Blank Intentionally)



                         EXECUTIVE TELECARD, LTD.

                               JUNE 30, 1997

Item 1    Legal Proceedings
--------------------------------------------------------------------------
               None

Item 2    Change In Securities
--------------------------------------------------------------------------
               Pursuant to a stock purchase agreement between the Company and Ronald L. Jensen dated June 10, 1997, Mr. Jensen purchased 1,425,000 shares of the Company's $.001 par value Common Stock for $7,500,000. The terms and conditions of the transaction are described in the Company's Form 10-K/A for the period ended March 31, 1997 and a copy of the agreement was included with Mr. Jensen's Schedule 13D, both of which have been previously filed with the S.E.C. The shares were sold to Mr. Jensen as an accredited investor pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

Item 3    Defaults Upon Senior Securities
--------------------------------------------------------------------------
               None

Item 4    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------
               None

Item 5    Other Information
--------------------------------------------------------------------------
               None

Item 6    Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------
          a)   Exhibits
                    27.  Financial Data Schedule
          b)   Reports on Form 8-K
                    None



                         EXECUTIVE TELECARD, LTD.

                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                 EXECUTIVE TELECARD, LTD.
                                 (Registrant)



Date:  August 14, 1997           By /s/Scott R. Danitz
                                               Scott R. Danitz
                                            Controller, Treasurer
                                         and Chief Accounting Officer

                               EXHIBIT INDEX


EXHIBIT                                     METHOD OF FILING
-------                                     ----------------

27          Financial Data Schedule         Filed herewith electronically