Form 10-Q
period 1997-09-30
EXECUTIVE TELECARD LTD
filed 1997-11-17
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

        For the Quarter Ended      Commission File Number
          September 30, 1997              1-10210
        ----------------------    -----------------------

                         EXECUTIVE TELECARD, LTD.
          (Exact name of registrant as specified in its charter)

          Delaware                                13-3486421
          --------                                -----------
   (State or other jurisdiction of              (I.R.S. Employer
        incorporation of organization)          Identification No.)

         1720 Bellaire Street, Suite 1000, Denver, Colorado 80222
--------------------------------------------------------------------------
                 (Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 691-2115
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

                              Yes --X--      No ----

The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1997 is 17,350,153 shares, all of one class of $.001 par value Common Stock.

                         EXECUTIVE TELECARD, LTD.

                                 FORM 10-Q

                     Quarter Ended September 30, 1997

                             TABLE OF CONTENTS

FINANCIAL INFORMATION                                   PAGE

Item 1  - Consolidated Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1997
          and March 31, 1997                            3, 4

          Consolidated Statements of Operations
          for the three months
          ended September 30, 1997 and 1996                5

          Consolidated Statements of Operations
          for the six months
          ended September 30, 1997 and 1996                6

          Consolidated Statements of Cash
          Flows for the six months
          ended September 30, 1997 and 1996                7

          Notes to Consolidated Financial
          Statements                                    8-11

Item 2 -  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                12-15

OTHER INFORMATION

Item 1  - Legal Proceedings                               16
Item 2  - Changes in Securities                           16
Item 3  - Defaults upon Senior Securities                 16
Item 4  - Submission of Matters to a Vote
          of Security Holders                             16
Item 5  - Other Information                               16
Item 6  - Exhibits and Reports on Form 8-K                16

SIGNATURES                                                17

                         EXECUTIVE TELECARD, LTD.
                      PART I:  FINANCIAL INFORMATION
                        CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997

                                  ASSETS


                               September 30, 1997         March 31, 1997
                              -------------------        ---------------
                                  (Unaudited)

CURRENT:
Cash and cash equivalents          $ 4,390,631            $ 2,172,480
Trade accounts receivable,
  less allowance of
  $238,018 and $123,000 for
  doubtful accounts                  9,353,356              8,363,017

Accounts receivable from
  related parties                            -                175,114

Other current assets                   326,273                347,995
                                   -----------             ----------
Total current assets                14,070,260             11,058,606

PROPERTY AND EQUIPMENT -
  net of accumulated
  depreciation and
  amortization                      12,505,181             11,905,956

OTHER:
Intangible assets - net                157,753                286,941
Deposits                               289,636                261,125
Other assets                                 -                167,058
                                   -----------            -----------
Total other assets                     447,389                715,124
                                   -----------            -----------
TOTAL ASSETS                       $27,022,830            $23,679,686
                                   ===========            ===========

See Notes to Consolidated Financial Statements


                         EXECUTIVE TELECARD, LTD.
                        CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997
                   LIABILITIES AND STOCKHOLDERS' EQUITY


                               September 30, 1997    March 31, 1997
                               ------------------   ---------------
                                  (Unaudited)

CURRENT:
Accounts payable                  $  1,579,563           $  2,466,056
Accrued expenses                     3,175,108              2,038,415
Customer deposits                      258,363                319,674
Unearned income                        179,652                155,879
Current maturities of
  long-term debt                     7,084,604              1,003,383
                                  ------------           ------------
Total current liabilities           12,277,290              5,983,407
LONG-TERM DEBT, less
  current maturities                 1,268,050              9,737,007
                                  ------------           ------------
Total liabilities                   13,545,340             15,720,414
                                  ------------           ------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
  5,000,000 shares authorized,
  none issued
Common stock - $.001 par value;
  100,000,000 shares authorized,
  and 17,350,153 and 15,861,240
  outstanding                           17,350                 15,861
Additional paid-in capital          23,935,036             16,047,812
Accumulated deficit                (10,556,734)            (8,186,244)
Accumulated translation adjustment      81,838                 81,843
                                  ------------           ------------
Total stockholders' equity          13,477,490              7,959,272
                                  ------------           ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $ 27,022,830           $ 23,679,686
                                  ============           ============

See Notes to Consolidated Financial Statements




                         EXECUTIVE TELECARD, LTD.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)


                                  Three Months        Three Months
                                     Ended               Ended
                               September 30, 1997  September 30, 1996
                               -----------------   -----------------

NET REVENUE                        $ 8,891,328            $ 9,076,365
COST OF REVENUE                      4,855,848              4,649,139
                                   -----------            -----------
GROSS PROFIT                         4,035,480              4,427,226
                                   -----------            -----------
COSTS AND EXPENSES:
  Selling, general and
     administrative                  3,580,163              3,091,078
  Corporate realignment expense      1,259,657                      -
  Depreciation and amortization        595,188                410,332
                                   -----------            -----------
Total costs and expenses             5,435,008              3,501,410
                                   -----------            -----------
Income (loss) from operations       (1,399,528)               925,816

OTHER INCOME (EXPENSE):
  Interest expense                    (289,509)              (242,347)
  Interest income                       30,471                 30,089
  Proxy related litigation expense     (53,017)                     -
  Foreign currency transaction loss    (55,986)               (10,653)
                                   -----------            -----------
Total other expense                   (368,041)              (222,911)
                                   -----------            -----------
Income (loss) before taxes on income(1,767,569)               702,905
Income taxes                           105,000                105,000
                                   -----------            -----------
NET INCOME (LOSS)                  $(1,872,569)           $   597,905
                                   ===========            ===========
NET INCOME (LOSS) PER SHARE        $     (0.11)           $      0.04
                                   ===========            ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  AND SHARE EQUIVALENTS OUTSTANDING 17,333,590             15,860,407
                                   ===========            ===========

See Notes to Consolidated Financial Statements



                         EXECUTIVE TELECARD, LTD.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)


                                   Six Months          Six Months
                                     Ended               Ended
                               September 30, 1997  September 30, 1996
                               -----------------   -----------------

NET REVENUE                        $17,450,879            $17,143,874
COST OF REVENUE                      9,301,344              8,794,088
                                   -----------            -----------
GROSS PROFIT                         8,149,535              8,349,786
                                   -----------            -----------
COSTS AND EXPENSES:
  Selling, general and
     administrative                  6,950,435              5,455,865
  Corporate realignment expense      1,259,657                      -
  Depreciation and amortization      1,229,810                796,755
                                   -----------            -----------
Total costs and expenses             9,439,902              6,252,620
                                   -----------            -----------
Income (loss) from operations       (1,290,367)             2,097,166

OTHER INCOME (EXPENSE):
  Interest expense                    (615,852)              (308,115)
  Interest income                       31,434                 30,095
  Proxy related litigation expense    (252,904)                     -
  Foreign currency transaction gain
     (loss)                           (102,801)                 1,064
                                   -----------            -----------
Total other expense                   (940,123)              (276,956)
                                   -----------            -----------
Income (loss) before taxes on income(2,230,490)             1,820,210
Income taxes                           140,000                273,000
                                   -----------            -----------
NET INCOME (LOSS)                  $(2,370,490)           $ 1,547,210
                                   ===========            ===========
NET INCOME (LOSS) PER SHARE        $    (0.14)            $      0.10
                                   ===========            ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  AND SHARE EQUIVALENTS OUTSTANDING 16,820,150             15,857,237
                                   ===========            ===========

See Notes to Consolidated Financial Statements




                         EXECUTIVE TELECARD, LTD.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   Six Months          Six Months
                                     Ended               Ended
                               September 30, 1997  September 30, 1996
                               -----------------   ------------------

OPERATING ACTIVITIES:
Net Income (loss)                $ (2,370,490)           $  1,547,210
Adjustments to reconcile net
  income (loss) to net cash
  flows provided by (used in)
  operating activities:
     Depreciation and amortization   1,175,554                796,755
     Stock issued as compensation      161,945                      -
     Provision for bad debts           205,268                104,835
     Write-down of building
        to market value                 55,000                      -
Changes in operating assets
 and liabilities:
     Accounts receivable            (1,020,493)               275,540
     Other assets                       21,722               (358,571)
     Accounts payable                 (886,493)              (226,289)
     Accrued expenses                1,280,961             (1,497,611)
     Other liabilities                 (37,537)              (146,158)
                                   -----------            -----------
Cash provided by (used in)
 operating activities               (1,414,563)              (495,711)
                                   -----------            -----------
INVESTING ACTIVITIES:
Acquisitions of property and
 equipment                          (1,689,366)            (2,781,733)
Other assets                           227,322               (113,253)
                                   -----------            -----------
Cash used in investing activities   (1,462,044)            (2,894,986)
                                   -----------            -----------
FINANCING ACTIVITIES:
Principal payments on long-term debt(3,199,952)            (1,617,448)
Proceeds from long-term debt           812,213              1,004,587
Proceeds from issuance of capital
  stock                              7,482,500                      -
Proceeds from note payable                   -              6,000,000
                                   -----------            -----------
Cash provided by financing
  activities                         5,094,761              5,387,139
                                   -----------            -----------
Effect of exchange rate changes
  on cash                                   (3)                  (782)
                                   -----------            -----------
Net increase in cash and cash
  equivalents                        2,218,151              2,987,082
CASH AND CASH EQUIVALENTS,
  beginning of period                2,172,480                950,483
                                   -----------            -----------
CASH AND CASH EQUIVALENTS,
  end of period                    $ 4,390,631            $ 3,937,565
                                   ===========            ===========

See Notes to Consolidated Financial Statements





                         EXECUTIVE TELECARD, LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1997.

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


NOTE 3 - LONG TERM DEBT

At September 30, 1997 and March 31, 1997, long-term debt consisted of the following:

                                       September 30,   March 31,
                                            1997          1997
                                        ------------  -----------

11% (lender's  prime rate plus 2.5%)
   secured term note payable to a
   financial institution, interest
   payable quarterly, principal due
   and payable April 1, 1998 (1).     $  6,500,000  $ 9,000,000

12% unsecured term note payable to a
   stockholder, interest payable
   monthly, principal due and payable
   December 27, 1998 (2).                  500,000      500,000

Capitalized lease obligations.           1,194,287    1,079,697

9% mortgage note, payable monthly,
   including interest, through November
   1997, with a December 1997 balloon
   payment, secured by deed of trust
   on the related land and building.       158,367       160,693
                                       -----------  -----------
TOTAL                                    8,352,654   10,740,390

Less current maturities                  7,084,604     1,003,383
                                       -----------  -----------
TOTAL LONG TERM DEBT                   $ 1,268,050  $ 9,737,007
                                       ===========  ===========


(1) The Company borrowed $6 million from a financial institution in June 1996 pursuant to a one year term note. In November 1996, the Company obtained a $4 million multiple draw down term loan from the same institution, with both loans maturing in June 1997. In connection with these borrowings, the Company issued warrants to purchase shares of the Company's common stock to the lender, including certain penalty warrants exercisable only if the Company failed to repay the loan at maturity.

     In June 1997, the Company obtained an extension of the $6 million term loan and the $4 million multiple draw loan until April 1998 in exchange for the payment of certain fees, an adjustment of the exercise price of the existing warrants and the issuance of additional penalty warrants exercisable if the loans are not paid by December 31, 1997.

     As the result of the nonpayment of the loans on September 30, 1997 and in connection with the subsequent renegotiation and amendments to the terms of the loans, a portion of the penalty warrants became exercisable. Accordingly, as detailed below, on September 30, 1997, total warrants outstanding in connection with these loan agreements consisted of three sets of warrants presently exercisable by the lender and two sets of penalty warrants which may become exercisable in the future if the loan is not paid before their respective vesting dates.

     The lender holds ten-year warrants to purchase an aggregate of 166,667 shares at $6.61 per share and a ten-year penalty warrant to purchase 125,000 shares at the lesser of $6.61 per share or 120% of the average quoted price of the Company's stock for the five trading days before exercise, all of which are dated June 27, 1997 and are presently exercisable. If the loans are not repaid by December 31, 1997, ten-year penalty warrants to purchase another 15,000 shares at $.01 per share will become exercisable. If the loans are not repaid by March 31, 1998, ten-year penalty warrants for 125,000 shares at the lesser of $6.61 per share or 120% of the average quoted price for the 5 trading days before exercise will become exercisable.

     The value assigned to such warrants when granted in connection with these loans is being amortized over the terms of the loans. As of September 30, 1997, none of the warrants have been exercised.

     As amended in November of 1997, the notes evidencing the loans are subject to certain financial covenants, including maintenance of operating results, certain debt ratios and limitations on asset purchases. At September 30, 1997, the Company was in compliance with the amended covenants.

(2) In connection with this transaction, the Company issued options to purchase 50,000 shares of the Company's common stock to the stockholder at a price of $12.13 per share, expiring June 27, 1999. During April 1997, the Company renegotiated the note extending the term to December 27, 1998, adjusting the exercise price of the options to $6.00 per share and extending the term of the options to April 24, 2000. As of September 30, 1997, such options have not been exercised.

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



                         EXECUTIVE TELECARD, LTD.
                            SEPTEMBER 30, 1997


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS

Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, changes in worldwide general economic conditions, changes in interest rates, currency rates and worldwide competition.

Net revenue for the three month period ended September 30, 1997, decreased by 2% to $8,891,328 from $9,076,365 for the three months ended September 30, 1996. For the six month period ended September 30, 1997, net revenue increased by 2% to $17,450,879 as compared to $17,143,874 for the same period last year. The 2% decrease in revenue for the three month period ended September 30, 1997 as compared to the same period for the prior year resulted from decreases in revenue from the Company's long distance, prepaid and international toll free services offset by increases in the Company's calling card services. Growth in revenue for the six month period ended September 30, 1997 as compared to the same period for the prior year resulted primarily from increased usage of the Company's calling card services by existing customers as well as the addition of new customers offset by decreases in the Company's other services.

Cost of revenue for the three month period ended September 30, 1997 was $4,855,848, an increase of 4% from the prior year's amount of $4,649,139. For the six month period ended September 30, 1997, cost of revenue increased by 6% to $ 9,301,344 from $8,794,088 for the comparable period last year. As a percentage of revenue, these costs increased by 4%, from 51% for the three months ended September 30, 1996 to 55% for the current period. Included in this increase are costs attributable to the development of eGlobe, the Company's Internet project, increased discounts offered to existing customers and the introduction of new rate structures with lower standard pricing. For the six months ended September 30, 1997, cost of revenue was 53% compared to 51% for the six months ended September 30, 1996, an increase of 2%.

For the three month period ended September 30, 1997 corporate realignment expenses were $1,259,657. Such costs consisted of $746,860 for employee severance and related costs and $151,000 for legal, accounting, consulting and relocation expenses. Corporate realignment expenses of $306,797 were also incurred for related acquisition costs and banking and investment banking costs related to activities that management has decided not to pursue, as well as $55,000 for the write-down of company real property to fair market value.

Selling, general and administrative expenses increased by $489,085 (16%), to $3,580,163, during the three month period ended September 30, 1997 versus $3,091,078 for the comparable period last year. For the six months ended September 30, 1997, selling, general and administrative expenses were $6,950,435, an increase of $1,494,570 (27%) over the $5,455,865 reported for the comparable period last year. These increases were primarily attributable to the addition of personnel and related employee costs necessary to manage the anticipated increase in business volume, provide additional marketing and promotion for the Company's calling card services, develop new business services (primarily Internet related) and maintain quality customer support and assistance. As a percentage of revenue, selling, general and administrative expenses increased from 34% to 40% for the three months and from 32% to 40% for the six months ended September 30, 1997 compared to the same periods last year. As a result of the corporate realignment described above, it is anticipated that selling, general and administrative costs will decrease as a percentage of revenue.

Depreciation and amortization expense increased by $184,856 to $595,188 as compared to $410,332 for the three months and by $433,055 to $1,229,810 compared to $796,755 for the six months ended September 30, 1997. These increases primarily relate to equipment placed in service during the period.

Interest expense increased by $47,162 to $289,509 for the three months ended September 30, 1997, from $242,347 and for the six months ended September 30, 1997, interest expense increased $307,737 to $615,852 versus $308,115 for the comparable periods last year. These increases primarily relate to additional borrowings to finance business development and expansion.

The Company incurred a foreign currency transaction loss of $55,986 for the three months ended September 30, 1997 as compared to $10,653 for the same period last year. For the six months ended September 30, 1997, the Company incurred a foreign currency transaction loss of $102,801 as compared to a foreign currency gain of $1,064 for the same period last year. The losses incurred in the current period as compared to the prior periods generally reflect the currency exchange rate movement between foreign currencies billed to customers and paid to suppliers against the
U. S. Dollar.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended September 30, 1997, cash and cash equivalents increased $2,218,151 to $4,390,631. The increase in cash and cash equivalents consisted of the following components: (i) net cash flows used in operating activities in the amount of $1,414,563, resulting from a net loss for the six months of $2,370,490, a decrease in accounts payable of $886,493, a decrease in other liabilities of $37,537 and an increase in accounts receivable of $1,020,493, which were primarily offset by a decrease in other assets of $21,722 and an increase in accrued expenses of $1,280,961, (ii) net cash flows used in investing activities in the amount of $1,462,044, which related primarily to $1,689,366 in acquisitions of new equipment to expand the Company's global network, (iii) cash flows provided by financing activities of $5,094,761 consisting of net proceeds from the issuance of the company's common stock of $7,482,500 and proceeds from borrowings of $812,213 reduced by principal payments on long-term debt of $3,199,952.

The $7,500,000 proceeds from the issuance of the Company's common stock during the quarter ended June 30, 1997 and included in cash flows provided by financing activities for the six month period ended September 30, 1997 were used to pay down $3,000,000 on debt and to provide additional working capital.

The Company's future plans to fund its working capital needs consist of the following: (i) issuance of additional shares of common or preferred stock, (ii) the creation of a long-term debt facility, and (iii) cash flow generated from operations. There can be no assurance that the Company will be successful in its efforts to raise such additional capital.


RECENT ACCOUNTING PRONOUNCEMENTS

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement
disclosures.   Results of operations and financial position, however, will be unaffected by implementation of these standards.


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

ITEM 3               DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------
                     None

ITEM 4               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------
                     None

ITEM 5               OTHER INFORMATION
--------------------------------------------------------------------------
                     None

ITEM 6               EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
                     a) Exhibits

                        27  Financial Data Schedule

                     b) Reports on Form 8-K

A Report on Form 8-K dated September 20, 1997 under Item 5 was filed with the Commission on October 2, 1997 to report the resignation of three directors and the engagement of a management consulting firm.



                         EXECUTIVE TELECARD, LTD.
                                SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                 EXECUTIVE TELECARD, LTD.
                                       (Registrant)


Date:  November 17, 1997         By:/s/Allen Mandel
                                    Allen Mandel
                                    Executive Vice President and
                                    Principal Financial Officer