Form 10-Q
period 1997-12-05
EXECUTIVE TELECARD LTD
filed 1998-02-17
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For the Quarter Ended                            Commission File Number

      December 31, 1997                                   1-10210
-----------------------------                   --------------------------------



                            EXECUTIVE TELECARD, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       13-3486421
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)

               1720 SOUTH BELLAIRE STREET, DENVER, COLORADO 80222
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:        (303) 691-2115
                                                     ---------------------------

--------------------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                              YES   X         NO
                                 -------         ------

The number of shares outstanding of each of the registrant's classes of common stock, as of January 1, 1998 is 17,350,153 shares, all of one class of $.001 par value Common Stock.

                            EXECUTIVE TELECARD, LTD.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


FINANCIAL INFORMATION                                                      PAGE
                                                                           ----

Item 1  -  Consolidated Financial Statements

           Consolidated Balance Sheets as of December 31, 1997               3,4
           and March 31, 1997

           Consolidated Statements of Operations for the three months          5
           ended December 31, 1997 and 1996

           Consolidated Statements of Operations for the nine months           6
           ended December 31, 1997 and 1996

           Consolidated Statements of Cash Flows for the nine months           7
           ended December 31, 1997 and 1996

           Notes to Consolidated Financial Statements                     8 - 11

Item 2  -  Management's Discussion and Analysis of Financial             12 - 17
           Condition and Results of Operations

OTHER INFORMATION

Item 1  -  Legal Proceedings                                                  17
Item 2  -  Changes in Securities                                              17
Item 3  -  Defaults Upon Senior Securities                                    17
Item 4  -  Submission of Matters to a Vote of Security Holders                17
Item 5  -  Other Information                                                  17
Item 6  -  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                    18

                            EXECUTIVE TELECARD, LTD.
                          PART I: FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1997

                                     ASSETS

                                                                     December 31, 1997        March 31, 1997
                                                                        (Unaudited)           --------------
                                                                     -----------------

CURRENT:
Cash and cash equivalents                                            $   3,787,373            $  2,172,480
Trade accounts receivable, less allowance of
   $650,000 and $123,000 for doubtful
   accounts                                                              8,570,482               8,538,131
Other current assets
                                                                            420,932                 347,995
                                                                     --------------           -------------
Total current assets                                                     12,778,787              11,058,606
PROPERTY AND EQUIPMENT - net of
     accumulated depreciation and amortization                           11,851,996              11,905,956

OTHER:

Intangible assets - net                                                     225,015                 286,941
Deposits                                                                    284,117                 261,125
Other assets
                                                                             24,525                 167,058
                                                                     --------------           -------------
Total other assets
                                                                            533,657                 715,124
                                                                     --------------           -------------
TOTAL ASSETS                                                         $   25,164,440           $  23,679,686
                                                                     ==============           =============

                            EXECUTIVE TELECARD, LTD.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1997
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31, 1997             March 31, 1997
                                                                      (Unaudited)                --------------
                                                                   -----------------
CURRENT:

Accounts payable                                                   $   1,640,993                 $   2,466,056

Accrued expenses                                                       4,332,202                     2,038,415

Customer deposits                                                        264,651                       319,674

Unearned income                                                          170,059                       155,879

Current maturities of long-term debt                                   7,599,846                     1,003,383
                                                                   -------------                 -------------
Total current liabilities                                             14,007,751                     5,983,407

LONG-TERM DEBT, less current maturities                                  644,907                     9,737,007
                                                                   -------------                 -------------
Total liabilities                                                     14,652,658                    15,720,414
                                                                   -------------                 -------------
STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 5,000,000 shares
authorized; none issued                                                        -                             -

Common stock, $.001 par value, 100,000,000
shares authorized; 17,350,153 and 15,861,240
    outstanding
                                                                          17,350                        15,861

Additional paid-in capital                                            23,935,036                    16,047,812

Accumulated deficit                                                  (13,521,936)                   (8,186,244)

Accumulated translation adjustment                                        81,332                        81,843
                                                                   -------------                 -------------

Total stockholders' equity                                            10,511,782                     7,959,272
                                                                   -------------                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  25,164,440                 $  23,679,686
                                                                   =============                 =============


See Notes to Consolidated Financial Statements

                            EXECUTIVE TELECARD, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                  Three Months                     Three Months
                                                                      Ended                           Ended
                                                                December 31, 1997               December 31, 1996
                                                                -----------------               -----------------
NET REVENUE                                                     $    8,132,851                  $    8,278,029

COST OF REVENUE                                                      5,377,372                       4,297,676
                                                                --------------                  --------------
GROSS PROFIT                                                         2,755,479                       3,980,353
                                                                --------------                  --------------
COSTS AND EXPENSES:

    Selling, general and administrative                              3,550,352                       3,109,402

    Corporate realignment expense                                      911,819                               -

    Depreciation and amortization                                      726,162                         414,463
                                                                --------------                  --------------
Total costs and expenses
                                                                     5,188,333                       3,523,865
                                                                --------------                  --------------
Income (loss) from operations                                       (2,432,854)                        456,488
                                                                --------------                  --------------
OTHER INCOME (EXPENSE):

   Interest expense                                                   (317,552)                       (244,589)

   Interest income                                                       9,821                          17,902

   Proxy related litigation expense                                   (121,013)                              -

   Foreign currency transaction (loss)                                (103,604)                        (19,879)
                                                                --------------                  --------------
Total other income (expense)                                          (532,348)                       (246,566)
                                                                --------------                  --------------
Income (loss) before taxes on income                                (2,965,202)                        209,922

Income taxes                                                                 -                          32,000
                                                                --------------                  --------------
NET INCOME (LOSS)                                               $   (2,965,202)                 $      177,922
                                                                ==============                  ==============
BASIC NET INCOME (LOSS) PER SHARE                               $        (0.17)                           0.01
                                                                ==============                  ==============
WEIGHTED AVERAGE NUMBER OF SHARES AND

   SHARE EQUIVALENTS OUTSTANDING                                    17,350,153                      15,860,407
                                                                ==============                  ==============


See Notes to Consolidated Financial Statements

                            EXECUTIVE TELECARD, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)

                                                                        Nine Months                      Nine Months
                                                                           Ended                            Ended
                                                                     December 31, 1997                December 31, 1996
                                                                     -----------------                -----------------
NET REVENUE                                                          $     25,583,730                 $    25,421,903

COST OF REVENUE                                                            14,678,716                      13,091,764
                                                                     ----------------                 ---------------
GROSS PROFIT                                                               10,905,014                      12,330,139
                                                                     ----------------                 ---------------
COSTS AND EXPENSES:

    Selling, general and administrative                                    10,500,787                       8,565,268

    Corporate realignment expense                                           2,171,476                               -

    Depreciation and amortization                                           1,955,972                       1,211,217
                                                                     ----------------                 ---------------
Total costs and expenses                                                   14,628,235                       9,776,485
                                                                     ----------------                 ---------------
Income (loss) from operations                                              (3,723,221)                      2,553,654
                                                                     ----------------                 ---------------
OTHER INCOME (EXPENSE):

      Interest expense                                                       (933,404)                       (552,704)

      Interest income                                                          41,255                          47,997

      Proxy related litigation expense                                       (373,917)                              -

      Foreign currency transaction (loss)                                    (206,405)                        (18,815)
                                                                     ----------------                  --------------
Total other income (expense)                                               (1,472,471)                        523,522
                                                                     ----------------                  --------------
Income (loss) before taxes on income                                       (5,195,692)                      2,030,132

Income taxes
                                                                              140,000                         313,000
                                                                     ----------------                  --------------
NET INCOME (LOSS)                                                    $     (5,335,692)                 $    1,717,132
                                                                     ================                  ==============
BASIC NET INCOME (LOSS) PER SHARE                                    $          (0.31)                 $         0.11
                                                                     ================                  ==============
WEIGHTED AVERAGE NUMBER OF SHARES AND

   SHARE EQUIVALENTS OUTSTANDING                                           16,997,460                      15,858,298
                                                                     ================                  ==============

See Notes to Consolidated Financial Statements

                            EXECUTIVE TELECARD, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                   Nine Months                    Nine Months
                                                                      Ended                          Ended
                                                                December 31, 1997              December 31, 1996
                                                                -----------------              -----------------
OPERATING ACTIVITIES:
Net income (loss)                                               $   (5,335,692)                $    1,717,132
Adjustments to reconcile net income (loss) to
   net cash flows (used in)
   operating activities:
   Depreciation and amortization                                     1,895,485                      1,211,217
   Provision for bad debts                                             735,029                        104,836
   Compensation paid in common stock                                   161,945                              -
   Write off of non-producing Internet assets                           88,668                              -
   Write down of building to market value                               55,000                              -
Changes in operating assets and liabilities:
   Accounts receivable                                                (767,380)                      (393,911)
   Other assets                                                        (72,937)                      (403,692)
   Accounts payable                                                   (825,063)                      (684,805)
   Accrued expenses                                                  2,438,056                     (2,133,644)
   Other liabilities                                                   (40,843)                      (114,447)
                                                                --------------                 --------------
   Cash (used in) operating activities                              (1,667,732)                      (697,314)
                                                                --------------                 --------------
INVESTING ACTIVITIES:
Acquisitions of property and equipment                              (1,910,444)                    (3,303,656)
Other assets                                                           206,718                        305,974
                                                                --------------                 --------------
Cash used in investing activities                                   (1,703,726)                    (3,609,630)
                                                                --------------                 --------------
FINANCING ACTIVITIES:
Principal payments on long-term debt                                (3,307,854)                    (1,693,014)
Proceeds from long-term debt                                           812,213                      1,219,191
Proceeds from notes payable                                                  -                      6,000,000
Proceeds from issuance of common stock                               7,482,500                              -
                                                                --------------                 --------------
Cash provided by financing activities                                4,986,859                      5,526,177
                                                                --------------                 --------------
Effect of exchange rate changes on cash                                   (508)                          (935)
                                                                --------------                 --------------
Net increase in cash and cash equivalents                            1,614,893                      1,218,298
CASH AND CASH EQUIVALENTS, beginning of period                       2,172,480                        950,483
                                                                --------------                 --------------
CASH AND CASH EQUIVALENTS, end of period                        $    3,787,373                 $    2,168,781
                                                                ==============                 ==============

See Notes to Consolidated Financial Statements

                            EXECUTIVE TELECARD, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1997.

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



NOTE 2 - BASIC NET INCOME (LOSS) PER SHARE
--------------------------------------------------------------------------------

         During the quarter ended December 31, 1997, the Company implemented Financial Accounting Standards ("FASB") No. 128, "Earnings Per Share". FASB No. 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per shares. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

                            EXECUTIVE TELECARD, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997





NOTE 3 - LONG TERM DEBT
--------------------------------------------------------------------------------

At December 31, 1997 and March 31, 1997, long-term debt consisted of the following:

                                                                           December 31, 1997              March 31, 1997
                                                                           -----------------              --------------
                                                                               Unaudited
                                                                               ---------
11%  (lender's  prime rate plus  2.5%)  secured
term note  payable to a financial  institution,
interest payable  quarterly,  principal due and
payable   April  1,  1998  (1).                                             $   6,500,000                 $  9,000,000

12%   unsecured   term   note   payable   to  a
stockholder,    interest    payable    monthly,
principal  due and  payable  December  27, 1998
(2).                                                                              500,000                      500,000

Capitalized lease obligations.                                                  1,087,589                    1,079,697

9% mortgage note,  payable  monthly,  including
interest,   through   December  1997,   with  a
February 1998 balloon payment,  secured by deed
of trust  on the  related  land  and  building.
                                                                                  157,164                      160,693
                                                                            -------------                 ------------

TOTAL                                                                           8,244,753                   10,740,390

Less current maturities                                                         7,599,846                    1,003,383
                                                                            -------------                 ------------


TOTAL LONG TERM DEBT                                                        $     644,907                 $  9,737,007
                                                                            =============                 ============


                            EXECUTIVE TELECARD, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

     As the result of the nonpayment of the loans on December 31, 1997 and in connection with the subsequent re-negotiations and amendments to the terms of the loans, a portion of the penalty warrants became exercisable. Accordingly, as detailed below, on December 31, 1997, total warrants outstanding in connection with these loan agreements consisted of four sets of warrants presently exercisable by the lender and one set of penalty warrants which may become exercisable in the future if the loan is not paid before their respective vesting dates.

     The lender holds ten-year warrants to purchase an aggregate of 166,667 shares at $6.61 per share and a ten-year penalty warrant to purchase 125,000 shares at the lesser of $6.61 per share or 120% of the average quoted price of the Company's stock for the five trading days before exercise, all of which are dated June 27, 1997 and are presently exercisable. As the loans were not repaid by December 31, 1997, ten-year penalty warrants to purchase another 15,000 shares at $.01 per share have become exercisable. If the loans are not repaid by March 31, 1998, ten-year penalty warrants for 125,000 shares at the lesser of $6.61 per share or 120% of the average quoted price for the five trading days before exercise will become exercisable.

     The value assigned to such warrants when granted in connection with these loans is being amortized over the terms of the loans. As of December 31, 1997, none of the warrants have been exercised.

     As amended in November of 1997, the notes evidencing the loans are subject to certain financial covenants, including maintenance of operating results, certain debt ratios and limitations on asset purchases. The Company was in compliance with all financial covenants as of December 31, 1997 except for the maintenance of the operating results covenant for which the Company has been granted a waiver of default.

                            EXECUTIVE TELECARD, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


(2) In connection with this transaction, the Company issued options to purchase 50,000 shares of the Company's common stock to the stockholder at a price of $12.13 per share. These options expire June 27, 1999. The term note, as originally issued, had a due date of December 27, 1997. During April 1997, the Company re-negotiated the note extending the term to December 27, 1998, adjusting the exercise price of the options to $6.00 per share and extending the term of the options to April 24, 2000. As of December 31, 1997, such options have not been exercised.

The value assigned to such warrants or options when granted in connection with the above note agreements is being amortized over the term of the respective notes.



NOTE 4 - COMMON STOCK
--------------------------------------------------------------------------------


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

         On June 3, 1997, the Board of Directors approved the sale of 1,425,000 shares of the Company's common stock for $7,500,000 to one individual. Proceeds of $3,000,000 from the sale were used to reduce long term debt. The remainder of the proceeds has been used for working capital or invested in obligations through a financial institution.





                   (Balance of Page Left Blank Intentionally)

                            EXECUTIVE TELECARD, LTD.

                                DECEMBER 31, 1997

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

           Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. These forward-looking statements include, among others, statements concerning the Company's outlook for 1998, pricing trends, the Company's need to raise additional funds, expectations and plans for increases in business volume and future growth, possibility of the Company incurring additional corporate realignment expenses, the collectability of accounts receivable and the possibility of adverse foreign currency exposures and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause results to differ materially from those expressed in or implied by the statements.

           The Company has seen a number of changes in its operating Management and Board of Directors in the third and fourth calendar quarters of 1997. The new Management initiated a review of the operations and activities of the Company, which has resulted in a refocusing of the Company's marketing and sales activities and in an emphasis on its core business. In practical terms, this means that the Company has decided to sell its resale telephone business in Colorado within the next few quarters, that it has refocused its developing internet business on mobility and global access services that complement the core calling card services, that it has established a small staff devoted to improving its network structure and reducing its marginal transmission cost (and thus its cost of revenue), that it has increased its sales and marketing staff and implemented a budget for marketing and promotion activities, and that it has instituted a process to add new network and operations staff as necessary to support new contracts. In addition, Management has concluded the realignment  activities  begun in the third calendar quarter of 1997, with the exception of completing the simplification and rationalization of the current multi-layered corporate structure.

           The realignment has reduced existing and anticipated cost in several areas (for example, the internet services staff was reduced from 19 to 4 and the anticipated cost of a global internet access network were reduced by combining operations with the voice network), but many of these reforms will add cost for the purpose of adding revenue (in sales, marketing and promotion) and for responding to new revenue requirements (in network and operations).

                            EXECUTIVE TELECARD, LTD.

                                DECEMBER 31, 1997


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

           As part of the review of operations, a thorough review of corporate practices and procedure was undertaken. This resulted in a re-examination of the internal accounting and financial processes of the Company and the implementation of a number of improvements to internal reporting and accrual practices. As a result, this quarter's financial report includes allowances and adjustments to reflect one-time amounts in costs of operation in the following items: cost of revenue, SG&A, and depreciation and amortization.

           Examining the current period statement of operations, after subtracting these one-time allowances, adjustments and the cost of realignment, the statement of operations presents a loss from operations of approximately ($396,000) and positive EBITDA of approximately $55,000 (and net cash provided by operating activities of approximately $43,000). For the three months ended December 31, 1997, before subtracting the one-time allowances, adjustments and cost of realignment, the Company had EBITDA of approximately ($1,931,000) (and net cash used in operating activities of approximately ($253,000)). "EBITDA" represents earnings before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows from operating, investing or financing activities as determined in accordance with GAAP. EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies.

           Net revenue for the three month period ended December 31, 1997, decreased by 1.8% to $8,132,851 from $8,278,029 for the three months ended December 31, 1996. For the nine month period ended December 31, 1997, net revenue increased by .6% to $25,583,730 as compared to $25,421,903 for the same period last year. The 1.8% decrease in revenue for the three month period ended December 31, 1997 as compared to the same period for the prior year reflects a combination of three elements: a decline in revenues from the long distance resale services of the Company, lower per minute revenues due to a new pricing schedule which went into effect in the second and third calendar quarters of 1997 and a lack of new revenue generating contracts in the prior period. Management expects revenues to remain flat for these same reasons in the current quarter. However, Management does anticipate that its renewed and more focused sales efforts will have a first impact on the results of operations in the second and third quarters.

            Cost of revenue for the three month period ended December 31, 1997 was $5,377,372, an increase of 25% from the prior year's amount of $4,297,676. For the nine month period ended December 31, 1997, cost of revenue increased by 12% to $14,678,716 from $13,091,764 for the comparable period last year. As a percentage of revenue, these costs increased by 14%, from 52% for the three months ended December 31, 1996 to 66% for the current period. For the nine months ended December 31, 1997, cost of revenue was 57% compared to 51% for the nine months ended December 31 1996, an increase of 6%. For the three month period ended December 31, 1997 cost of revenue rose, both in absolute numbers and as a percentage of revenue, primarily as a result of a one-time adjustment which represents approximately
            $600,000 of costs to record transmission charges from various foreign telephone companies not previously

                            EXECUTIVE TELECARD, LTD.

                                DECEMBER 31, 1997



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

           accounted for. In addition, cost of revenue as a percentage of revenue rose in this period and the nine month period, and may be expected to fluctuate in the next few periods as new pricing structures take hold, as new contractual structures are put in place and as the Company works to improve its network structure and transmission cost (which is the dominant element of cost of revenue).

           Corporate realignment activities continued from the prior quarter, reflecting the review and restructuring undertaken by new Corporate leadership. Most of these costs, which totaled $911,819 involve employee severance, legal and consulting fees and the write down of certain investments made in the Company's internet service development in prior periods.

           The Company does not anticipate realignment costs or adjustments for prior periods in the future with one exception: the cost of simplifying and rationalizing the existing multi-layered corporate structure. This effort will involve legal expenses and is likely to involve one-time tax or balance sheet adjustments. The Company currently anticipates completing its review of its corporate structure and initiating all of the steps necessary to implement the rationalization program within the 1998 calendar year. In the judgment of management, this rationalization effort is expected to assist in improving management oversight and control, in lowering legal costs, and in improving the transparency of the Company to its shareholders and to the investment community.

           Selling, general and administrative expenses increased by $440,950, (14%) to $3,550,352, during the three month period ended December 31, 1997 versus $3,109,402 for the comparable period last year. For the nine months ended December 31, 1997, selling, general and administrative expenses were $10,500,787, an increase of $1,935,519, (22%) over the $8,565,268 reported for the comparable period last year. As a percentage of revenue, selling, general and administrative expenses increased from 38% to 44% for the three months and from 34% to 41% for the nine months ended December 31, 1997 compared to the same periods last year. SG&A expenses, after adjustment for certain one-time allowances which resulted in large part from the re-examination of internal accounting and financial processes, are significantly reduced from the immediately prior quarter and generally equivalent to expenses for the same period in the prior year. The allowances and adjustments include a one-time increase in bad debt reserves of $425,000 and adjustments in rent and related expenses of approximately $50,000 of prior period costs. In addition, the Company incurred increases in rent expense, administrative telephone expenses, audit and accounting

                            EXECUTIVE TELECARD, LTD.

                                DECEMBER 31, 1997



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

           expenses, marketing and advertising and legal expenses which were offset by decreases in wages, salaries, benefits, travel and entertainment expenses. SG&A, net of such adjustments and allowances, can be expected to rise in the current quarter and in future quarters to reflect increases in sales and marketing personnel, spending for marketing and promotional activities, and spending for network development and increases in network operations staff as the Company acquires new business.

           Depreciation and amortization expense increased by $311,699 to $726,162 as compared to $414,463 for the three months and by $744,755 to $1,955,972 compared to $1,211,217 for the nine months ended December 31, 1997. A portion of the increase in Depreciation and Amortization reflects a one-time adjustment to recognize prior period costs of approximately $50,000.

           Interest expense increased by $72,963 to $317,552 for the three months ended December 31, 1997, from $244,589 and for the nine months ended December 31, 1997, interest expense increased $380,700 to $933,404 versus $552,704 for the comparable period last year. These increases primarily relate to increases in borrowings and additional finance charges for extending a loan.

           The Company incurred a foreign currency transaction loss of $103,604 for the three months ended December 31, 1997 as compared to $19,879 for the same period last year. For the nine months ended December 31, 1997, the Company incurred a foreign currency transaction loss of $206,405 as compared to a foreign currency loss of $18,815 for the same period last year. The losses incurred in the current period as compared to the prior periods generally reflect the currency exchange rate movement between foreign currencies billed to customers and paid to suppliers against the U. S. Dollar.


           LIQUIDITY AND CAPITAL RESOURCES

           During the nine months ended December 31, 1997, cash and cash equivalents increased $1,614,893 to $3,787,373. The increase in cash and cash equivalents consisted of the following components: (i) net cash flows used in operating activities in the amount of $1,667,732, resulting primarily from a net loss for the nine months of $5,335,692, a decrease in accounts payable of $825,063, a decrease in other liabilities of $40,843, an increase in accounts receivable of $767,380 and an increase in other assets of $72,937 which were offset by an increase in accrued expenses of $2,438,056 (ii) net cash flows used in investing activities in the amount of $1,703,726, which related primarily to $1,910,444 in acquisitions of new equipment to expand the Company's global network, (iii) cash flows provided by financing activities of $4,986,859 consisting of net

                            EXECUTIVE TELECARD, LTD.

                                DECEMBER 31, 1997


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

           proceeds from the issuance of the Company's common stock of $7,482,500 and proceeds from borrowings of $812,213 reduced by principal payments on long-term debt of $3,307,854. The $7,482,500 net proceeds from the issuance of the Company's common stock during the quarter ended June 30, 1997 and included in cash flows provided by financing activities for the nine month period ended December 31, 1997 were used to pay down $3,000,000 on debt and to provide additional working capital.

           Debt due to a financial institution in the amount of $6,500,000 and a note due to a shareholder are due and payable as of April 1, 1998 and December 27, 1998 respectively. At the present time, the Company does not have available funds to pay off these debts when due. The Company is working on refinancing these debt obligations, raising funds and has retained investment bankers to assist it in these efforts. Although the Company anticipates that it will be successful in its efforts to raise additional capital, there can be no assurance that it will be successful in these efforts. Failure to obtain refinancing could have a materially adverse effect on the Company.


           RECENT ACCOUNT PRONOUNCEMENTS

           In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Also in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

           SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after

                            EXECUTIVE TELECARD, LTD.

                                DECEMBER 31, 1997


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

           December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

ITEM 1                      LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
           The following information sets forth information relating to material legal proceedings involving the Company and certain of its executive officers and directors. From time to time, the Company and its executive officers and directors become subject to litigation which is incidental to and arises in the ordinary course of business. Other than as set forth herein, there are no material pending legal proceedings involving the Company or its executive officers and directors.

               1. In re Executive TeleCard, Ltd. Securities Litigation, Case No. 94 Civ. 7846 (CLB) (U.S.D.C., S.D.N.Y.). The Company, its former auditors, certain of its present and former directors and others are defendants in this consolidated securities law class action, which alleges that certain public filings and reports made by the Company, including its Forms 10-K for the 1991, 1992, 1993 and 1994 fiscal years (i) did not present fairly the financial condition of the Company and its earnings; and (ii) failed to disclose the role of Richard Bertoli as a consultant to the Company. Plaintiffs seek unspecified monetary damages. In January 1997, the court certified the named plaintiffs, except Moise Katz, as adequate class representatives, and certified the putative class to include all persons who purchased the Company's common stock in the open market between October 28, 1991 and October 27, 1994. All of the defendants are vigorously opposing the action. By Memorandum and Order dated October 16, 1997, the Court excluded all testimony by plaintiffs' damages expert and denied the parties' cross-motions for summary judgment. Plaintiffs' have retained a new expert on damages. Discovery concerning the claims asserted by him is scheduled to be conducted shortly. Trial of the action has not been scheduled.

               2. Residual Litigation: Wegard, etc. v. International 800 Telecom Corp., et. al., No. 107747/94 (Supreme Court, New York County). The Company has been named as a defendant in this action, which was brought by certain underwriters who represented Residual in its initial public offering. The underwriters contend that Residual breached its contract with the underwriters by allegedly failing to register certain warrants held by the underwriters. The underwriters also claim that the Company is liable for inducing Residual's refusal to register the warrants. By decision, order and judgment dated October 20, 1997, the Court granted the Company's motion to dismiss the complaint in its entirety with prejudice. Plaintiffs have filed a Notice of Appeal and have until September 30, 1998 to perfect that appeal.

               3. Theodore Mayer Litigation: Mayer v. Executive TeleCard, Ltd., No. 95 Civ. 5403 (RWS) (U.S.D.C., S.D.N.Y.); Mayer v. Executive TeleCard, Ltd., No. 14459 (Chancery Court of Delaware, New Castle County); Executive TeleCard, Ltd. v. Mayer, No. 95 Civ. 9641 (LLS) (U.S.D.C., S.D.N.Y.). The $56,000 judgment entered against the Company in favor of Theodore J. Mayer, a former officer, in the Delaware action has been paid. Subsequently, all actions involving Mr. Mayer and the Company were dismissed with prejudice pursuant to a September 18, 1997 settlement agreement between the parties. Pursuant to that settlement, Mr. Mayer released all claims against the Company in exchange for the payment to him of $10,000.

ITEM 2                      CHANGES IN SECURITIES
--------------------------------------------------------------------------------
                                    None

ITEM 3                      DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------
                                      None

ITEM 4                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
                                    None

ITEM 5                      OTHER INFORMATION
--------------------------------------------------------------------------------
                                    None

ITEM 6                      EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
                            a)  Exhibits
                                   10. Employment  Agreement for Chief Executive
                                       Officer  dated   December  5,  1997.
                                   27. Financial  Data  Schedule
                             b)  Reports on Form  8-K
                                       A report on Form 8-K dated  December  11,
                                       1997 under Item 6 was filed with the Commission on December 11, 1997 to report the hiring of a Chief Executive Officer.



                   (Balance of page left blank intentionally)

                             EXECUTIVE TELECARD, LTD

                                DECEMBER 31, 1997

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                      EXECUTIVE TELECARD, LTD.
                                      (Registrant)



Date: February 17, 1998              By                   /S/
                                        ----------------------------------------
                                                        Anne Haas
                                                  Controller, Treasurer






                                      By                   /S/
                                        ----------------------------------------
                                                    Christopher Vizas
                                                 Chief Executive Officer
                                                  Chairman of the Board