Form 10-K
period 1998-03-31
EXECUTIVE TELECARD LTD
filed 1998-07-09
CIK 842807

1
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x]   ANNUAL   REPORT PURSUANT TO SECTION 13  OR  15(d)  OF   THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1998
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
Commission File Number:   1-10210
EXECUTIVE TELECARD, LTD.
(Exact name of registrant as specified in its charter)
          Delaware                      13-3486421
(State or other jurisdiction of         (I.R.S. Employer Identification  No.)
 incorporation   of organization)
1720  South Bellaire Street, Suite 1000, Denver, Colorado,  80222
(Address of principal executive offices)
Registrant's telephone number, including area code:
        (303) 691-2115
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to section 12(g) of the Act:
Common Stock $.001 Par Value
(Title of Class)
Indicate  by check mark whether the registrant (1) has filed  all
reports  required   to be filed by section 13  or  15(d)  of  the
Securities Exchange Act  of 1934 during the preceding  12  months
(or for such shorter period that  the  registrant was required to file  such  reports), and  (2)  has been subject to  such  filing requirements for the past 90 days.
                      Yes  _X_            No  ___
Indicate   by  check  mark  if disclosure  of  delinquent  filers
pursuant   to  Item   405   of Regulation S-K  is  not  contained
herein, and will  not  be contained,  to the best of registrant's
knowledge,   in  definitive   proxy  or  information   statements
incorporated by reference in Part III of this Form  10-K  or  any amendment to this Form 10-K. [ ]
The    aggregate  market value of the voting stock  held  by  non affiliates  of the  registrant based on the closing sale price of such stock as of May 31, 1998 amounted to  $46,229,314.
The   number   of shares outstanding of each of the  registrant's
classes   of  common  stock  as of May 31,  1998  was  17,346,766
shares, all of one class  of $.001 par value Common stock.
(Balance  of  Page Left Blank Intentionally) EXECUTIVE  TELECARD,
LTD.
                                 FORM 10-K
FISCAL YEAR  ENDED MARCH 31, 1998  TABLE  OF CONTENTS
                                                                 Page
Part I   Item 1  Business                                        4-20
         Item 2  Properties                                       20
         Item 3  Legal Proceedings                                21
         Item 4  Submission of Matters to a Vote of Security     22-23
                 Holders
Part II  Item 5  Market for Registrant's Common Stock and
                 Related Stockholder Matters                      24
         Item 6  Selected Financial Data                          25
         Item 7  Management's Discussion and Analysis of
                 Financial
                 Condition and Results of Operations             26-33
         Item 8  Consolidated Financial Statements and        F-1  to  F34
                 Supplementary Data
         Item 9  Changes in and Disagreements with
                 Accountants   on  Accounting   and   Financial
                 Disclosure                                       34
Part III Item 10 Directors and Executive Officers of the         34-37
                 Registrant
         Item 11 Executive Compensation                          37-44
         Item 12 Security Ownership of Certain Beneficial
                 Owners and Management                           45-48
         Item 13 Certain Relationships and Related                 49
                 Transactions
Part IV  Item 14 Exhibits, Financial Statements, Schedules
                 and Reports on Form 8-K                         50-51
Signatures                                                         52


                         EXECUTIVE TELECARD, LTD.

PART I

ITEM 1 - Business (General)

Forward-Looking Statements

        When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by Executive TeleCard, Ltd. (the "Company") from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, the timing of the introduction of new and modified products or services and similar matters. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates, which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions, which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward looking statements, including the following factors: (a) those set forth in "The Business -- Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein; (b) those set forth from time to time in the Company's press releases and reports
and   other  filings  made  with  the  Securities   and  Exchange
Commission; (c) the Company's ability to respond to rapid technological change and risk of obsolescence of the Company's products, services and technology; (d) competitive pressures among enhanced communications services providers may increase significantly; (e) expected benefits from future acquisitions, if any, may not be fully realized or realized within the expected time frame, revenues following future acquisitions may be lower than expected, and operating costs or customer loss and business disruption following future acquisitions, if any, may be greater than expected, and costs or difficulties related to the integration of the businesses, if any, that may be acquired by the Company may be greater than expected; (f) general economic or business conditions, internationally, nationally or in the local jurisdiction in which the Company is doing business, may be less favorable than expected; (g) legislative or regulatory changes may adversely affect the business in which the Company is engaged; and (h) changes may occur in the securities markets. The Company cautions that such factors are not exhaustive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

 General

      The Company is a global provider of value-added telecommunications and information services, focused on mobile end-users, messaging and information management. At the present time, the Company's principal business is the
provisioning  of  global  calling  card  services,  and   related
validation, billing and payment services. Operating through its World DirectT network, the Company originates voice traffic in 88 countries and territories and terminates such traffic anywhere in the world. The Company's global services are delivered through proprietary routing, application and data access software, which run on the Company's interactive call processing platform ("Calling Card Platforms"). Forty Calling Card Platforms are installed in strategic locations around the world where they connect directly with national and international telephone networks. In addition to routing calls, the Company's Calling Card Platform validates calls, controls fraud, captures usage information and issues bills with full call details. The Calling Card Platform system provides a user interface in multiple languages for operator assisted calls and the Company's proprietary billing software provides for multiple currency billing.

        The Company provides its services principally to telecommunications carriers (including Postal, Telegraph and Telephone Authorities ("PTTs")) and to credit card issuers. The Company enhances the calling card services of carriers so that their calling cards operate globally through the World DirectT network. Additionally, the Company provides a software and hardware platform for carriers which provide their own international transmission. Further, using its network of Calling Card Platforms, the Company can turn any type of card service, such as a credit card, into a global calling card.

        In the near term, the Company will use its longstanding global relationships to expand its position in the growing mobile communications segment by offering a suite of Internet Protocol ("IP") services known as Global OfficeT.
Global Office includes services for the mobile professional, such as Internet and remote intranet dial-up connectivity, unified messaging, IP voice, IP fax and remote office services.

Organization and History of Operations

              The  Company was incorporated in 1987.  The Company
established relationships with foreign telecommunications authorities and, in 1989, the Company began installing Calling Card Platforms in or close to the facilities of various PTTs. The Company went public that same year by way of a dividend from its former parent company.

Strategy

       The Company's goal is to become a leading network-based provider of global software-based services. In order to achieve this goal, the Company will build on its existing global network and provide a Global OfficeT suite of services for its existing customers and new commercial relationships. The Company's present strategies to achieve these goals are as follows:

       Leverage   Global  Presence and  Strategic  Relationships.

        The        Company     believes     that    international
relationships  and alliances are  important  in the  offering  of
services  and   that  such                          relationships
will be even more important as competition expands globally. The Company has longstanding relationships with
foreign   carriers,   including   PTTs,       in  many   of   the
countries in which it provides services, and is seeking to deepen its relationships with these carriers. The Company believes that it will have a competitive advantage to the
extent  that  it  can  maintain  and  further  develop        its
existing  strong  relationships with foreign  and   international
carriers.

        Expand    Service   Offerings  and  Functionality

     While Maintaining Core Services. The Company believes that it will be necessary to offer a suite of enhanced business communications services, and that the early providers of credible multi-service offerings will have an advantage. The
Company,  therefore, plans                 to introduce under its
Global OfficeT mark services such as dial-up Internet and intranet access, electronic mail, voice mail, IP voice, IP fax and remote office services.

       In  addition,  the                Company    is  expanding
its unified messaging platform, which provides a single source access to voice, electronic mail and fax messages. The Company believes that new service offerings and increased
product  diversification  will allow the Company               to
achieve   a   greater  return   on       its assets, reduce   the
seasonality of the Company's revenue stream and decrease exposure to global or regional economic downturns. The Company also believes that it will be well served by maintaining its existing core calling card services -- local access and validation (including anti-fraud services), communications routing, billing and payment services -- which are a necessary complement to many of its planned new services.

      Focus on International Carriers and Other Card Companies Unlike many calling card companies that market directly
to  businesses  and                     other   end  users,   the
Company offers its services principally to carriers and other producers of cards, including financial institutions,
large   corporations   and  card                    distributors.
These companies, in    turn,   use     the
Company's services to provide service to their customers. The Company believes that many of these providers will continue to outsource their international calling card and related communications services and are increasingly seeking new revenue sources by offering value-added products such as those offered by the Company. The Company also believes that it provides a costefficient opportunity for telecommunication carriers and card companies to offer calling card and other communications services because of its existing strong international network and low cost processing made possible by the Calling Card Platform. The Company further believes that it derives a significant advantage in marketing to such customers from its independence from the major global carriers, which allows telecommunication carriers to do business with the Company without the concern that they are jeopardizing their customer bases.

      Reduce Transmission Costs through Strategic Relationships and New Technologies.

       The Company believes that, as providers add new and enhanced communications services, the cost of transmission increasingly will be a pivotal element in distinguishing the success of service providers. The Company is leveraging its low cost processing services by pursuing low cost routing and transmission arrangements with other strategic
partners.       The  Company   recently  entered  into  such   an
arrangement with IDT Corporation to reduce transmission costs and is pursuing low cost alternative routing technologies.

Industry Background

     The Traditional Calling Card Industry.

       Calling card services permit travelers to place calls directly from locations other than their home countries and charge those calls to their accounts. Retail customers obtain local access to their calling card provider, generally through a toll-free or other local access number, then enter the necessary account information to enable the calling card provider to determine if the caller has an approved account for charging telephone calls; the provider then completes the call over the Public Switched Telephone Network ("PSTN"). This enables mobile professionals or other travelers to make calls from any jurisdiction, foreign or domestic, without the need for coins, operator assistance, collect or other third party billed calls, and to avoid the high surcharges imposed by most hotel switchboards.

       Customers are furnished with a list of toll-free and local telephone numbers for each country in which the service is available. These tollfree telephone numbers normally may be accessed from any telephone, and they connect to the calling card provider's computer (direct access) or an operator (operator assisted). The calling card provider's computer or operator requests the caller's telephone or credit card number, a personal identification number ("PIN") and the destination telephone number. Often the computer (such as the Company's) is equipped to prompt a caller in the language indicated by
the        caller's       card       number.        When      the
validation/authorization process is completed, the computer or operator dials the caller's destination, and the billing information is captured and recorded.

       Traditional telephone calling card services, which consist of a local access connection, processing services such as validation and billing information accumulation, and retransmission of the call over long distance telephone lines have been, and continue to be, dominated in the United States by companies such as AT&T, MCI, Sprint and abroad by PTTs and other national carriers that provide the transmission lines.

The Contemporary Calling Card Industry.

        The    availability   of   leased   transmission   lines,
technological innovation in the telephone industry and the introduction of more sophisticated value-added features have made it possible for other types of companies to compete with the large telephone companies in providing calling card services. Low cost routing and transmission is being used by the Company and other competitors to offset price advantages
the   large  carriers  may  have by reason  of  using  their  own transmission networks.

       During the last decade, due to changing regulatory environments and numerous mergers, acquisitions and alliances among the major communications providers, there has been a convergence in the services offered by communications companies. The result has been increased globalization of services, strong competition from new entrants into different communications industry segments and the increasing need to differentiate services. In addition, companies have been focusing on areas where they have expertise, superior technology and cost advantages, and have sought to purchase or outsource the portions of the service where they do not have such advantages. The Company believes that this trend is precipitating the pursuit of new services and expects that it will result in increased outsourcing of the more complex value added services that are unrelated to the core expertise of these customer organizations.

       The evolving environment for communications has increased the number of messages sent and received and the types and means of communications managed by mobile professionals. With advances in many areas of communications technology, professionals and other travelers are demanding additional features from their calling card providers, particularly Internet access, true global access and unified messaging.

Market

        The global telecommunications services industry is undergoing significant growth. According to a study conducted by the World Observatory of Communications Systems ("OMSYC"), the global telecommunications market was $745.1 billion in 1997, up 6.6 percent from 1996. Of this amount, equipment accounted for 17.4 percent and services 82.6 percent, a ratio which OMSYC reports has stayed fairly constant for the past six years. The fastest growth sector is mobile communication related services which have increased at an average rate of 34.7 percent per year since 1991 when it accounted for 5.1 percent of all telecommunication services. One of the other strongest areas of growth over the last decade has been international telecommunication services, which has grown at a compound annual rate of 15.6% from 1988 to 1993, according to U.S. Industrial Outlook, 1993. The traffic volume in the global telecommunications market is estimated to grow at 13% per annum.

       Growth in the telecommunication services market is widely dispersed among types of services. For example, revenues from fax calls were estimated at $11 billion in the U.S. and $25 billion worldwide in 1993 and voice messaging services (not including phone charges) generated $220 million in the U.S. during 1993 and are projected at $1 billion in 1998. According to the Washington D.C. based International TeleCard Association, prepaid calling card revenues in the U.S. were estimated at $1.4 billion in 1996 and are projected to double every year. According to a recent research study by Frost & Sullivan, the U.S. operator service and calling card markets are expected to grow from $14.5 billion in 1996 to $22.7 billion in 2003, a compound annual growth rate of 6.7 percent during that period. The Company believes that demand for global calling card services will continue to grow substantially as a result of (i) increased reliance by business users on telecommunication services; (ii) increased globalization of business; and (iii) use of the Internet.

        Changes in global telecommunication services have dramatically increased both the number of messages and the medium used. A study by the Institute for the Future, the Gallup Organization, Pitney-Bowes and San Jose State University, based on responses from more than 1,000 employees of Fortune 100 companies, found that workers send and receive an average of 178 messages each day. Messages are increasingly taking electronic form as electronic mail and other electronic communications tools usage has grown. Increased e-mail usage, in turn, will lead to increased demand for mobile, dial-up access to the Internet. A study using data provided by the investment bank Morgan Stanley predicts that the number of e-mail users will increase to 200 million in the United States (from the 20-35 million current users) by the year 2000.

       The growth in the global telecommunications market also reflects the increasingly international nature of business, the significant growth of emerging and newly industrialized economies and the increase in international trade. The Company believes that as multinational corporations globalize, and expand into new markets, their demand for diverse and customized telecommunications services will continue to grow. Increased globalization will lead to increased demand for products and services that address the communication and information management needs of an increasingly mobile society. The World Tourism Organization reports that global international arrivals increased by 3.8% in 1995 to 567 million travelers, following a 3.7% increase in 1994 when international arrivals totaled 531.4 million worldwide, of which approximately 30% reported travel for business purposes. Growth in communication and information demand on the part of international travelers is further evidenced by the proliferation of electronic devices (such as notebook and subnotebook computers with modems, both wireline and wireless) and the explosive growth of the Internet, corporate intranets and network services that allow travelers remote access to their home offices. As business travel grows, the percentage of travelers who have a need for remote office access to messaging and communication services will increase. For example, a survey of frequent flyers taken in June 1996 reported that 97% would use the World Wide Web in the next year.

     The Internet is rapidly becoming a preferred solution to the increased message and communication needs of mobile consumers. The Business Research Group estimates, in a recently released report, that the size of the worldwide commercial
Internet/intranet market was over $2.5 billion in 1996 and projected that the market would exceed $24 billion by the year 2000. The number of Internet users is currently estimated at 20 35 million, with projections of the number of users ranging from 120 million to 200 million. The number of Internet/on-line service subscribers according to one study prepared by SIMBA Information Inc. and Jupiter Communications, is forecasted to grow to between 21 million and 65 million by the year 2000.

       Many   factors  are driving this increase  in  demand  for
Internet  access  by  an increasingly more mobile  group  of  end
users.   Strategic developments affecting this demand for nomadic
Internet access include:

  Increasing     deregulation    and    competition     in
  telecommunications  markets.

  Growth  of  Internet  usage  to  a
  critical  mass  to  achieve near universal  acceptance.

  Dramatic increase  in the use of electronic mail

  Decreasing access  costs
  to  non-U.S.  backbone  providers and end  users

In addition to consumer use, corporations have been moving online.
According  to   one estimate the number of Fortune 500  companies
with   a  Web presence  increased in 1996 from 175 to nearly  400
(an  increase from   35%   to  80% penetration).  Corporate   use
is   also reflected   in   the  number  of registered  commercial
domains.  Through  December 1996, there were  987,662  registered
Internet  domains, according to InterNic, of which 796,039   were
commercial  domains.   This increase in corporate  use  indicates
how    quickly the   Internet  has  become  a mainstream  channel
for      corporate   marketing,   communications   and   business
transactions.

Services

     The Company's Global Calling Card Services provide customers (carriers and card issuers, such as PTTs and banks) with the ability to offer calling card programs to their customers. Services include platform services - the Company provides processing technology, the customer provides transmission services - and enhancement services where the Company provides a combination of platform and transmission services. Calling card services include validation, routing, multi currency billing and payments, in addition to credit, prepaid and true debit functionality. See Note 9 to the Consolidated Financial Statements for geographic business segment information.

Service     Customer    Service       Cardholder      Trans-
Type        Category    Description   Payment Type   mission

Global      Carrier   Provision   of   Prepaid         Yes,
Calling     Reseller  both  domestic   Postpaid      included
Card        Corporate (home country)
                      and international
                      calling service.

Platform    Carrier   Validation,      Prepaid         No,
            Reseller  routing,         Postpaid      excluded
                      billing of
                      call
                      transactions-
                      no transmission.

Enhancement Financial Value-added,     Postpaid        Yes,
                      enhancement                    included
                      of   financial
                      card  issuer's
                      existing credit/
                      debit/limit card
                      to allow global
                      calling
            Carrier   Enhancement      Prepaid
            Reseller  of existing      Postpaid
                      domestic
            Corporate calling card
                      service for
                      global
                      calling.

Global  Calling  Card  Services.
   Designed for carriers (including wholesale network providers and resale carriers), and corporations looking for a calling card solution to enhance their core business (which is not calling card) with global calling capabilities on a prepaid, postpaid, debit or limit card basis. These customers want the Company to originate and terminate calls domestically and internationally. Customers are billed for call transmission and use of the Calling Card Platform.

      Platform Services. Designed for carriers needing a calling card platform provider through which the carriers run their own transmission. The Company provides the validation, routing and billing of call transactions. No transmission/transport lines are included. Customers are billed for use of the Calling Card Platform.

       Enhancement Card Services. Designed for financial institutions, banks, credit/debit card issuers, carriers (including wholesale network providers), resellers and corporations looking to enhance their existing card with global calling card capability. These customers want to add value to their existing financial or domestic calling card by extending features and calling coverage. Customers are billed for call transmission and use of the Calling Card Platform.

     The Company maintains a central processing center in Denver, Colorado for user validation and storing of billing information. The Company's calling card services are provided (whether through the computer or by operators) in multiple languages and currencies, and the Calling Card Platform supports a range of calling card services, including credit, debit, prepaid and limit cards.

      The Company provides 24-hour operator assistance and other customer service. This assistance includes "default to operator" assistance for calls from rotary and pulse-tone telephones. Calls placed from such telephones are diverted by the Calling Card Platform to an operator who processes the call. The default to-operator feature enables the Company's Calling Card Platforms to be accessed from any telephone in any country or territory in the Company's network. Whenever special assistance is required in placing calls, the Company's multilingual customer service center can be reached 24 hours a day, 365 days a year.

The following table lists some features of the Company's calling cards:

Calling Card Features

Standard Features:               Enhanced Features:
Operator Default                 Customized  Languages, Prompts
                                 and Closing
Operator Assistance              Conference Calling
Language Selection               Translation Services
Self-Selected PIN                Access    to    U.S.   Toll-Free
                                 Numbers
Multiple Calling
Star Key(*)Prompt Restart
Auto Redial
Prompt Interrupt
Voice Mail Compatibility

     International Toll Free Services (Service 800). In addition to its calling card services, the Company offers international toll free telephone service that permits a caller to make a long distance telephone call without paying the applicable international toll charges, which are billed to the Service 800 subscriber (normally the recipient of the calls). This service was the Company's original service prior to introduction of its calling card services several years ago. The Company is presently offering international toll-free service with respect to calls originating in Australia, Austria, Canada, Denmark, France, Hong Kong, Japan, the Netherlands, Switzerland, the United Kingdom, the United States and West Germany, among others.

      Proprietary Calling Cards. Although it is not a principal focus of the Company's services, the Company in the past issued its own proprietary calling cards, Executive TeleCard InternationalT and World DirectT cards. The calling card is a telephone charge card that is available to foreign and domestic business executives, professionals and others for use primarily in placing direct intra/intercountry calls. Cardholders generally select a major credit card to which their usage is billed by the Company. As of March 31, 1998, the Company had approximately 11,000 cardholders.

      New Services. The Company plans to offer Global OfficeT, a suite of enhanced business communications services such as dial up Internet and Intranet access, unified messaging, IP voice, IP fax and remote office services.

Recent Developments

     IDX Merger Agreement. On June 17, 1998, the Company, IDX International, Inc. ("IDX"), a privately held company located in Northern Virginia, EXTEL Merger Sub No. 1, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), and the stockholders of IDX (the "Stockholders") entered into an Agreement and Plan of Merger (the "IDX Merger Agreement"), pursuant to which IDX will merge with and into Merger Sub, with Merger Sub being the surviving corporation and thereby becoming a wholly owned subsidiary of the Company (the "Merger"). The name of the surviving corporation will be IDX International, Inc.

     The IDX Merger Agreement provides that all of the shares of common stock, no par value ("IDX common stock"), and all of the shares of preferred stock, no par value, of IDX, issued and outstanding immediately prior to the effective time of the Merger (excluding any treasury shares), shall be converted into and exchanged for, in the aggregate, the right to receive (a) 500,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share, convertible into 2,500,000 shares of common stock of the Company at the end of one year, and warrants to purchase up to 2,500,000 shares of common stock of the Company subject to achieving certain revenue and cash flow objectives and
(b) $5,000,000 in cash, decreased based upon the satisfaction of certain indebtedness of IDX and other amounts to be deducted as provided for in the IDX Merger Agreement. The warrants are convertible only to the extent that IDX achieves certain revenue and cash flow goals over the twelve months following closing. The Company has also guaranteed a price of $8.00 per share to recipients of the Company's common stock at the date the preferred stocks and warrants are convertible, subject to IDX's achievement of certain revenue and cash flow objectives. The transaction is subject to the Company raising the required financing.

     IDX is a supplier of IP (Internet protocol) fax and IP voice platforms and services to telecommunications operators and Internet Service Providers ("ISP's") in 12 countries. IDX, with 50 employees globally, currently has approximately $6 million of annualized revenue. IDX provides the Company with two key services for the Company's new suite of Internet services: operationally proven IP fax and IP voice. For at least the first year, IDX will operate as a separate subsidiary, although its platform services will begin to be used immediately to serve the Company's customer base.

      AlphaNet Preliminary Strategic Agreements. The Company has entered into an agreement with AlphaNet Telecom, Inc., a Toronto, Ontario based international digital communications technology and service provider ("AlphaNet"). AlphaNet develops, operates and markets voice, fax and data services for telecommunications service providers, corporations and the hotel industry.

             Under the terms of the agreement which has a five year renewable term, AlphaNet will market calling card services to specified international telecommunications carriers. AlphaNet will also provide its customers with enhancements to their existing calling cards to provide for international calling capability. Certain of the Company's Calling Card Platforms may be co-located with AlphaNet's international points-of-presence to improve the services offered by both companies. The Company will then be able to offer its customers AlphaNet Global Carrier Services, a global value-added network service. The AlphaNet network delivers commercial-grade levels of voice quality over a data network and value-added services by using AlphaNet's proprietary voice-into-data conversion and compression technology. The Company believes that this is the first carrier application of its kind. The agreements contemplate AlphaNet carrying certain portions of the Company's international traffic over its facilities which, to the extent implemented, would reduce the Company's transmission costs.

       Other Potential Acquisitions. The Company has also executed letters of intent to acquire, subject to obtaining financing, substantially all of the assets of two other companies. The cash element of the aggregate purchase prices for these potential acquisitions is approximately $3.5 million and liabilities to be assumed, principally long-term, aggregate $4.6 million. In addition, the Company will issue 375,000 warrants to purchase common stock.

      Stockholder Loan. In June 1998, the Company borrowed $1.0 million from an existing stockholder. The loan bears interest at 8 7/8% and is payable upon maturity in December 1999. Under the terms of the agreement, the stockholder received warrants to purchase 67,000 shares of common stock at a price of $3.03 per share, exercisable for a period of three years. The stockholder also received as consideration for the loan the repricing and extension of a warrant for 55,000 shares which is now exercisable on or before February 29, 2001 at a price of $3.75 per share.

Competition

      The Company's industry is intensely competitive and rapidly evolving. The communications industry is dominated by companies much larger than the Company with much greater name recognition, much larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. In addition, several other companies have commenced offerings, or have announced intentions to offer enhanced communications services similar to certain of the enhanced services the Company plans to offer.

      The Company's core services compete with calling card services provided by companies such as AT&T Corp., Global One, PTTs and other national carriers as well as smaller long distance providers. In providing enhanced services the Company expects to compete with entities already offering or planning to offer such services. Some of these companies include Premiere Technologies, Inc. (provides enhanced communication services and is developing a unified messaging platform), JFAX (remote office services) and General Magic Inc. (provides integrated voice and data applications). The Company expects that other parties will develop platform products and services similar to the products and services offered by the Company.

       The Company believes that the principal factors affecting competition in the calling card market include services and features, geographic coverage, price, quality, reliability of service and name recognition. The Company expects to leverage its global network and Calling Card Platform by offering various enhanced communications services, by expanding its relationships with carriers and other large companies that outsource business to the Company and to continue to be an efficient provider of processing services. The Company will also leverage its assets by a new focus on tier II and tier III carriers. The Company believes that it will be able to compete effectively if it can successfully implement its competitive strategy. However, to the extent that other entities are successful in offering superior enhanced communications services or introducing such services before the Company does, the Company likely would be adversely affected and such effects could be material. See "Risk Factors - Possible Adverse Effects of Competition."

Sales and Marketing

      The Company markets its services to and through PTTs, international carriers, financial institutions, large corporations and card issuers, such as credit card providers, which provide the Company's services to their own customers. The Company recently established a sixteen (16) person direct sales force which focuses on sales to these customers, including personnel based in Europe and Asia. The Company's newly established marketing staff is primarily responsible for providing marketing support to the sales efforts described above at varying levels of involvement. The marketing staff is also responsible for promoting the Company's corporate image in the marketplace and providing marketing support to PTTs, international carriers and other card issuers to promote the use of the Company's services by their customers. The Company pays sales commissions to its sales employees and agents.

Engineering

      The Company's engineering personnel are responsible for updating, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. The Company's engineering efforts include
(i) updating its proprietary Calling Card Platforms and integrating its software with commercially available software and hardware when feasible; and (ii) identifying and procuring improved communications services that are compatible with the Company's calling card services and Calling Card Platforms.
Technology: Intellectual Property Rights

      The Company regards its Calling Card Platforms and related software as proprietary and has implemented protective measures both of a legal and a practical nature to ensure that they retain that status. The Company has filed a patent application relating to certain aspects of the Calling Card Platform with the U.S. Patent and Trademark Office, and is taking steps to extend its patent application to certain international jurisdictions. The Company has also registered certain trade or service marks with the U.S. Patent and Trademark Office, and applications for registration of additional marks are currently pending. Certain trade or service marks also have been registered in some European and other countries, and applications for registration of additional marks are pending. In addition to filing patents and registering marks in various jurisdictions, the Company obtains contractual protection for its technology by entering into confidentiality agreements with its employees and customers, and limits access to and distribution of its Calling Card Platforms, hardware, software, documentation and other proprietary information.

      There can be no assurance, however, that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Despite the Company's measures, competitors could copy certain aspects of the Company's Calling Card Platform and related software or obtain information, which the Company regards as trade secrets. Further, there can be no assurance that any patent issued to the Company or the marks registered by the Company, if challenged, can be successfully defended. In any event, the Company believes that factors such as technological innovation and expertise and market responsiveness are as (or more) important than the legal protections described above. The Company believes that it is likely that the Company's competitors will independently develop similar technology and that the Company will not have any rights under existing laws to prevent the introduction or use of such technology. See "Risk Factors -- Limited Protection of Proprietary Rights and Technology; Risks of Infringement Claims."

Customers

             In fiscal 1998 Telefonos de Mexico, S.A., de C.V., Worldcom, Inc., (primarily its affiliates ATC and Metromedia) Telecom Australia and LCI International accounted for 18%, 14%, 11%, and 11%, respectively of the Company's revenues and were the only customers accounting for 10% or more of the Company's revenues.

Regulation

        Although the Company does not have its own telecommunications facilities, and utilizes the facilities of long-distance telephone carrier services in the United States and of telephone utilities in various foreign countries, it is subject to regulation as a telecommunications reseller in many jurisdictions. In addition, either the Company or its local partner is required to have licenses or approvals in those countries where it operates and where equipment is installed.

       United States Federal Regulation. Pursuant to the Communications Act of 1934, as amended (the "Communications Act"), the Federal Communications Commission ("FCC") is required to regulate the telecommunications industry in the United States. Under current FCC policy, telecommunications carriers reselling the services of other carriers and not owning telecommunications facilities of their own are considered to be non-dominant and, as a result, are subject to streamlined regulation. The degree of regulation varies between domestic telecommunications services (services which originate and terminate within the United States) and international telecommunications services (services which originate in the United States and terminate in a foreign country or vice versa).

      For non-dominant providers of domestic services, no prior authorization is required to provide service. Non-dominant providers of international services are required to obtain authorization for the provision of service from the FCC pursuant to Section 214 of the Communications Act. Carriers providing international service are also required to file a tariff with the FCC, setting forth the terms and conditions under which they provide international services. The FCC has determined that it no longer will require non-dominant providers of domestic services to file tariffs, but that decision has been stayed pending appeal by the U.S. Court of Appeals for the District of Columbia Circuit. The Company resells both domestic and international services,  and  therefore is required to possess authority  under
Section 214 of the Communications Act to resell international service, and to file tariffs for domestic and international services with the FCC. The Company has held an authorization to resell international switched voice services and international telex service since 1989. The underlying service being resold could be provided to the Company pursuant to the tariffs filed with the FCC by any U.S. international carrier. The Company also has tariffs on file with the FCC setting forth the terms and conditions under which it provides domestic and international services.

      In addition to these authorization and tariff requirements, the FCC imposes a number of additional requirements on all telecommunications carriers, including obligations to: (1)
contribute a portion of telecommunications revenues from end users to federal universal service programs, unless such contribution would be considered de minimis under FCC rules; (2) ensure that services are accessible and usable by persons with disabilities; (3) comply with verification procedures in connection with changing the presubscribed interexchange carrier of a customer so as to prevent "slamming," a practice by which a customer's chosen long distance carrier is switched without the customer's knowledge; (4) protect the confidentiality of proprietary information obtained from customers, manufacturers and other carriers; (5) pay annual regulatory fees to the FCC; and (6) contribute to the Telecommunications Relay Services Fund.

      These regulatory requirements impose a relatively minimal burden on the Company at the present time. There can be no assurance, however, that the current regulatory environment and the present level of FCC regulation will continue, or that the Company will continue to be considered non-dominant. At this point, it is contemplated that the Company will resell the services of other carriers and will not construct its own facilities.

        Non-U.S. Government Regulation. Telecommunications activities are subject to government regulation to varying degrees in every country throughout the world. In many countries where the Company operates, equipment cannot be connected to the telephone network without regulatory approval, and therefore installation and operation of the Company's Communications Platform or other equipment requires such approval. The Company has licenses or other equipment approvals in the jurisdictions in which operations are conducted; in most jurisdictions where the Company conducts business it relies on its local partner to obtain the requisite authority. In many countries the Company's local partner is a PTT or national carrier, and in some jurisdictions also is (or is controlled by) the regulatory authority itself.

      As  a  result  of the reliance on its local  partners,  the
Company is dependent upon the cooperation of the telephone utilities with which it has made arrangements for its authority to conduct business, as well as operational and certain of its administrative requirements. The Company's arrangements with these utilities are nonexclusive and take various forms. Although some of such arrangements are embodied in formal contracts, any telephone utility could cease to accommodate the Company's requirements at any time. Depending upon the location of the telephone utility, such action could have a material adverse effect on the Company's business and prospects. In some cases, principally countries which are members of the European Community and the United States, laws and regulations provide that the arrangements necessary for the Company to conduct its service may not be arbitrarily terminated. However, the time and cost of enforcing the Company's rights may be such as to make legal remedies impractical. The Company presently has good relations with most of the foreign utilities with which it does business. There can be no assurance, however, that such relationships will continue or that governmental authorities will not seek to regulate the Company's rates or other aspects of its calling card services or require the Company to obtain a license to conduct its business.

      Many aspects of the Company's international operations and business expansion plans are subject to foreign government regulations, including currency regulations. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business opportunities of the Company. See "Risk Factors -- Risks Associated with International Business."

Employees

     As of March 31, 1998, the Company employed one hundred forty five (145) employees as follows: one hundred sixteen (116) in Denver, Colorado, five (5) in Tarrytown, New York, one (1) in Nyon, Switzerland, eight (8) in Silkeborg, Denmark, ten (10) in Hong Kong, one (1) in Brussels, Belgium, and four (4) in Guildford, United Kingdom. See Note 9 to the Consolidated Financial Statements for geographic business segment information.

Risk Factors

      Rapid Technological and Market Changes Create Significant Business Risks. The market for the Company's services is characterized by rapid technological change, frequent new product introductions, changes in demand, changes in cost structures and evolving industry standards. The Company's success will depend in significant part on its ability to anticipate customer demand, keep pace with advances in technology, enhance its current services, develop and introduce new services in a timely fashion, modify its cost structure to maintain cost-effective services, and compete successfully with products and services based on evolving or new technologies. In particular, the Company, like others in its industry, believes that it will be necessary to offer a suite of enhanced business communications services, and that those companies which do not offer acceptable services in a timely manner will lose market share. There can be no assurance that the Company will be able to keep up with the rapid technological and market changes or that the Company will be able to offer acceptable new services in a timely manner to avoid loss of market share.

      Possible Adverse Effects of Competition. The Company's industry is intensely competitive and rapidly evolving. The communications industry is dominated by companies much larger than the Company with much greater name recognition, much larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. To the extent that such entities offer services that are similar to and priced competitively with the Company's calling card services there likely would be a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to succeed will depend in part on such larger companies outsourcing to entities such as the Company services of the type offered by the Company. In addition, several other companies have commenced offering or announced intentions to offer enhanced communications services similar to certain of the enhanced services the Company plans to offer. To the extent that such entities are successful in offering superior services or introducing credible service offerings before the Company, the Company likely would be adversely affected and such effects could be material. The Company expects new types of products and services not yet announced or available in the marketplace to be developed and introduced which will compete with the services offered and proposed to be offered by the Company.

      Need for Significant Additional Financing. The Company estimates that it will need to raise up to $30 million during the next several months to have sufficient working capital to facilitate running its business, pursuing the IDX and other acquisitions, upgrading its facilities, and developing new services. In addition, the Company will need to repay or refinance its existing $7.5 million term loan (plus approximately $978,000 in interest) that will be due and payable in full in
August 1999. To the extent that the Company spends more on acquisitions, service development or incurs losses, its need for additional financing will increase. The Company presently intends to pursue equity and debt financing. There can be no assurance that the Company will be able to raise the necessary funds in a timely manner or on favorable terms. Should the Company be unsuccessful in its efforts to raise additional capital, it may be required to institute cost cutting measures and curtail its plans.

      Dependence on Strategic Relationships. A principal element of the Company's strategy is the maintenance of existing, and the creation of new, strategic relationships with international carriers and others that will enable the Company to offer additional services that it cannot offer on its own and to offer its services to a larger customer base than the Company could otherwise reach through direct marketing efforts. The Company believes that international relationships and alliances are important in the offering of calling card services and that such relationships will be even more important as providers add new services. The Company's success depends in part on the Company's ability to maintain and develop such relationships, the quality of these relationships and the ability of these strategic partners to market the Company's services effectively. Failure to maintain and develop such relationships or of the Company's strategic partners to successfully market the Company's services could have a material adverse effect on the Company's results of operations.

      Limited Protection of Proprietary Rights and Technology; Risks of Infringement Claims. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. However, these laws and contractual provisions provide only limited protection. Unauthorized parties may copy the Company's technology, reverse engineer its software or otherwise obtain and use information the Company considers proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the U.S. There can be no assurance that the Company's means of protecting its proprietary rights and technology will be adequate. In addition, it is likely that the Company's competitors will independently develop similar technology and that the Company will not have any rights under existing laws to prevent the introduction or use of such technology.

      Many patents, copyrights and trademarks have been issued in the telecommunication service area. The Company believes that in the ordinary course of its business third parties will claim that the Company's current or future products or services infringe the patent, copyright or trademark rights of such third parties. No assurance can be given that actions or claims alleging patent, copyright or trademark infringement will not be brought against the Company, or that, if such actions are brought, the Company will ultimately prevail. Any such claims, regardless of their merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved products or services, require the Company to enter into royalty or licensing agreements, or cause the Company to discontinue use of the challenged technology, trade name or service mark at potentially significant expense to the Company. Any infringement by the Company's key technology of intellectual property rights of others could have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Calling Card Platform; Damage, Failure and Downtime. The Company's operations are dependent upon its ability to protect and maintain its Calling Card Platforms and central processing center against damage, technical failures, unauthorized intrusion, natural disasters, sabotage and similar events. The Company has taken certain precautions to protect itself and its customers from events that could interrupt delivery of the Company's services. However, there can be no assurance that an event would not cause the failure of one or more of the Company's Communications Platforms or even the entire World DirectT network. Such an interruption could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with International Business. A significant portion of the Company's business is conducted outside the United States and a significant portion of its revenues and expenses are derived in foreign currencies. Accordingly, the Company's results of operations may be materially affected by international events and fluctuations in foreign currencies. Many aspects of the Company's international operations and business expansion plans are subject to foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business opportunities of the Company within such governments' countries, including increased tariffs. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company's operations and growth strategy. The Company does not engage in the practice of entering into foreign currency contracts in order to hedge the effects of foreign currency fluctuations. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Expense (Income) for further discussion.

     Acquisition and Joint Venture Risks. The Company expects to pursue acquisition and joint venture opportunities to be able to introduce certain of the enhanced communications services it is proposing to offer. This is expected to place significant administrative, technical and financial demands on the Company's systems, procedures and controls. Acquisitions also involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of the Company's management's attention from other business concerns, entry into markets in which the Company has little or no direct prior experience and the potential loss of key employees of the acquired company. Acquisitions and joint ventures also will require funding, which may necessitate the raising of additional financing. Expected benefits from future acquisitions, if any, may not be fully realized or realized within the expected time frame, revenues following future acquisitions may be lower than expected, and operating costs or customer loss and business disruption following future acquisitions, if any, may be greater than expected, and costs or difficulties related to the integration of the businesses, if any, that may be acquired by the Company may be greater than expected. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, the write-off of software development costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on the Company's business, financial condition, results of operations and earnings per share.

     Dependence on Carriers and Others for Transmission Services. The Company does not own any telecommunications facilities and therefore depends on telecommunications carriers for transmission of its long distance calls. These long distance telecommunication services generally are procured pursuant to strategic arrangements with the carriers owning such facilities or more common commercial arrangements for the supply of transmissions capacity. The Company's ability to operate its business profitably will depend, in part, on its ability to continue to obtain transmission services on favorable terms from long distance carriers. The Company believes that as providers add new and enhanced communications services, cost will re-emerge as a key criterion for distinguishing between services, and the Company therefore will need to keep reducing its transmission costs and pursue low cost alternative routing technologies. Failure to obtain long distance transmission services at favorable rates could result in losses on particular services or over particular routes, and could lead to a loss of customers, which could have a material adverse effect on the Company.

      Year 2000 Problem. It is possible that a portion of the Company's currently installed computer systems, software products, billing systems, networks, database or other business systems (collectively the "Company's Systems"), or those of the Company's customers working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem); although initial review indicates that the Company's primary Unix-based operating systems are not at significant risk, other systems, particularly in the finance and administration area, may be. The Company is currently in the process of further evaluating the Company's Systems to determine whether or not modifications will be required to prevent problems related to the Year 2000. There can be no assurance that the Company will identify all Year 2000 problems in the Company's Systems or those of its customers, including network transmission providers, in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. In addition, the Company is dependent upon third parties for transmission of most of its calls and other communications. There can be no assurance that these third party providers will identify and remedy any Year 2000 problems in their transmission facilities. The expense of the Company's efforts to address such problems, in particular the failure of third party providers of transmission facilities, could have a significant adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Key Management and Personnel. The Company's success is largely dependent on its executive and other key personnel, the loss of one or more of whom could have a material adverse effect on the Company. The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of Christopher J. Vizas, the Company's new Chairman and Chief Executive Officer (who joined the Company in December 1997), and certain other key executives. Mr. Vizas has entered into an employment agreement, which expires on December 5, 2000. The Company also believes that to be successful it must hire and retain highly qualified engineering personnel. In particular, the Company relies on certain key employees to design and develop the Company's proprietary Calling Card Platform and related software. Competition in the recruitment of highly qualified personnel in the telecommunications services industry is intense. The inability of the Company to locate, hire and retain such personnel would have an adverse effect on the Company. The Company does not have key-man life insurance. No assurance can be given that the Company will be able to retain its key employees or that it will be able to attract qualified personnel in the future.

      Regulation.   Although the Company does not  have  its  own
telecommunications facilities and utilizes the facilities of PTTs and other carriers, it is subject to regulation as a reseller in many jurisdictions.

           United States Federal Regulation. Under current FCC policy, telecommunications carriers reselling the services of other carriers and not owning telecommunications facilities of their own are considered to be non-dominant and, as a result, are subject to streamlined regulation. The Company is required to possess an authorization from the FCC for the provision of international services, and must file tariffs at the FCC setting forth the terms and conditions under which it provides both international and domestic services. These and other regulatory requirements to which the Company presently is subject impose a relatively minimal burden on the Company at the present time. There can be no assurance, however, that the current regulatory environment and the present level of FCC regulation will continue, or that the Company will continue to be considered non dominant.

           Non-U.S. Government Regulation. In most countries where the Company operates, equipment cannot be connected to the telephone network without regulatory approval, and therefore installation and operation of the Company's Calling Card Platform or other equipment requires such approval. In most jurisdictions where the Company conducts business it relies on its local partner to obtain the requisite authority. As a result of the reliance on its local partners, the Company is entirely dependent upon the cooperation of the telephone utilities with which it has made arrangements for its authority to conduct business, as well as operational and certain of its administrative requirements. Any telephone utility could cease to accommodate the Company's requirements at any time. Depending upon the location of the telephone utility, such action could have a material adverse effect on the Company's business and prospects. There can be no assurance that such relationships will continue or that governmental authorities will not seek to regulate the Company's rates or other aspects of its calling card services or require the Company to obtain a license to conduct its business.

      Relations with Certain Major Stockholders. The Company has several major stockholders that have in the past been involved to varying degrees with the management of the Company. The Company does not believe that any stockholders have meritorious claims arising out of the Company's business. However, there is a risk that one, or more, of such stockholders might take positions adverse to a present, or past, management action, including litigation. The Company has no control over the actions of such stockholders and were actions taken at any given time there could be an adverse effect on the Company's ability to execute its business plan.

      Volatility of Common Stock Price. The market price of the Company's common stock fluctuates over a wide range and may continue to do so in the future. Such fluctuations could be in response to factors and events related to matters other than the performance of the Company, including the depth and liquidity of the trading market of the common stock, changes in estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions.

      Dividend Policy. The Company has not declared or paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

      Anti-Takeover Provisions. The Company has adopted a Rights Plan and has entered into a Stockholder Rights Agreement dated February 27, 1997 between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement"). The Rights Agreement provides for the issuance of rights (the "Rights") for each share of common stock outstanding on February 28, 1997, each Right representing the right to purchase one one hundredth of a share of the Company's Series A Participating Preferred Stock (the "Series A Preferred Stock") at a price of $70 per one-hundredth of a share of Series A Preferred Stock, subject to adjustment. All shares of common stock issued by the Company between the date of adoption of the Rights Agreement and the distribution date (as defined in the Rights Agreement) or, the date, if any, on which the Rights are redeemed will have Rights attached to them. The Rights become exercisable upon the occurrence of certain defined change of control triggering events. The Rights will have certain anti-takeover effects as they will cause substantial dilution to a person or group that acquires a substantial interest in the Company without the prior approval of the Board of Directors of the Company. The effect of the Rights may be to inhibit a change in control of the Company (including through a third party tender offer at a price which reflects a premium to then prevailing trading prices) that may be beneficial to the Company's stockholders.

      The Company's Restated Certificate of Incorporation allows the Board of Directors to issue up to five million shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued by the Company in the future. Any issuances of preferred stock in the future could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to certain anti-takeover provisions of the Delaware General Business Corporation Law, which could have the effect of discouraging, delaying or preventing a change of control of the Company.

ITEM 2 - Properties

The land and building that was used by the Company at 8 Avenue C, Nanuet, New York was purchased in March 1992 and is currently under contract for sale. The land and building used by the Company at 4260 East Evans Avenue, Denver, Colorado, consisting of approximately 14,000 sq. ft., was purchased in December 1992. The Company rents office space at the following locations:
Tarrytown, New York; Paris, France; Brussels, Belgium; Nyon, Switzerland; Hong Kong, H.K.; Silkeborg, Denmark; Guildford, United Kingdom; and Washington D.C. Effective June, 1996 the Company leased an additional 10,000 sq. ft. of office space in Denver, Colorado at 1720 S. Bellaire Street, Suite 1000.

The Company believes that its facilities are adequate for operations for the coming year.

ITEM 3 - Legal Proceedings

The following information sets forth information relating to material legal proceedings involving the Company and certain of its former executive officers and some of its current and former directors. From time to time, the Company and its executive officers and directors become subject to litigation which is incidental to and arises in the ordinary course of business. Other than as set forth herein, there are no material pending legal proceedings involving the Company or its executive officers and directors.

In re Executive TeleCard, Ltd. Securities Litigation, Case No. 94
Civ. 7846 (CLB), U.S.D.C., S.D.N.Y.

The   Company,  its former auditors, certain of its  present  and
former   directors  and  others  are  defendants       in   this
consolidated securities law class action, which alleges that certain public filings and reports made by the Company, including its Forms 10-K for the 1991, 1992, 1993 and 1994 fiscal years (i) did not present fairly the financial condition of the Company and its earnings; and (ii) failed to disclose the role of Richard Bertoli as a consultant to the Company. Plaintiffs sought unspecified monetary damages. In January 1997, the court certified the named plaintiffs, except Moise Katz, as adequate class representatives, and certified the putative class to include all persons who purchased the Company's common stock in the open market between October 28, 1991 and October 27, 1994. By Memorandum and Order dated October 16, 1997, the Court excluded all testimony by plaintiffs' damages expert and denied the parties' cross-motions for summary judgment.

    On April 2, 1998, the parties entered into a formal settlement agreement. Pursuant to the settlement agreement the plaintiffs agreed to release the Company and the other defendants from all obligation or liability and the Company agreed, on behalf of itself and the other defendants, to deliver to a settlement administrator a total of 350,000 shares of its common stock and to pay the settlement administrator up to $50,000 in actual reasonable charges and expenses incurred in connection with providing notice to the plaintiffs and administering the settlement. A charge of $3,500,000 was recorded in the fourth quarter of fiscal 1998 and represents the value assigned to the 350,000 shares of common stock referred to above, which have been valued at a maximum possible value of $10.00 per share pursuant to the terms of the settlement agreement. Such value relates to the Company's obligation to issue additional stock or cash if the market price of the Company's stock is less than $10.00 per share during the relevant periods, as defined. The Company has no obligation to issue additional stock if its share price is above $10.00 per share for fifteen consecutive days during the two year period after all shares have been distributed to the class. The settlement is subject to Court approval. The shares of the Company's common stock to be issued in connection with the settlement are to be held in escrow until the effective date of the settlement which will occur once all of the following conditions have occurred: (a) the settlement is finally approved in all respects by the Court;
(b) the Court's Order and Final Judgment is entered; (c) the time to appeal for the Order and Final Judgment has expired; or (d) if any appeal is taken, the expiration of five days after such appeal shall have been finally determined by the highest court before which appellate review is sought, and not subject to further appeal; and (e) such final judgment or appeals, if any, shall have been resolved in such manner as to the permit the consummation of the settlement in accordance with its terms.

ITEM 4 - Submission of Matters to a Vote of Security Holders

On February 26, 1998, the Company held its 1997 annual meeting of stockholders (the "1997 Annual Meeting"). At the Annual Meeting, the Company's stockholders took the following actions:

Elected Directors. The Company's stockholders elected eight directors to the Company's Board of Directors. The names of the elected directors (each of whom had served as a director prior to the Annual Meeting) are Christopher J. Vizas, Edward J. Gerrity, Jr., Anthony Balinger, David W. Warnes, Richard A. Krinsley, Martin L. Samuels, Donald H. Sledge and James O. Howard.
Amended the Company's 1995 Employee Stock Option and Appreciation Rights Plan. The Company's stockholders adopted amendments to the Company's 1995 Employee Stock Option and Appreciation Rights Plan (the "Employee Plan"), including an increase from 1,000,000 to 1,750,000 in the number of shares authorized to be issued pursuant to options granted under such plan. Amended the Company's 1995 Directors Stock Option and Appreciation Rights Plan. The Company's stockholders adopted amendments to the Company's 1995 Directors Stock Option and Appreciation Rights Plan (the "Directors Plan"), which amendments were designed to take advantage of recent changes in the Securities Exchange Act of 1934 to permit greater flexibility in administration of such plan.

Ratified Appointment of Independent Certified Public Accountants. The Company's stockholders ratified the appointment by the Board of Directors of the firm of BDO Seidman, LLP as independent certified public accountants of the Company for the fiscal year ending March 31, 1998.

Ratified Change in the Company's Fiscal Year. The Company's stockholders ratified the change in the Company's fiscal year from a fiscal year ending March 31 to a fiscal year ending December 31, commencing with the fiscal year beginning April 1, 1998.

The following sets forth the voting results of the Annual Meeting based on the Inspector of Elections report:

Election of Directors
Name of Nominee        For          Against      Abstain
Vizas                  13,603,192   1,373,069    1,425,000
Gerrity, Jr.           13,618,556   1,357,705    1,425,000
Balinger               13,624,409   1,351,852    1,425,000
Warnes                 13,625,637   1,350,624    1,425,000
Krinsley               13,601,778   1,374,483    1,425,000
Samuels                13,623,877   1,352,384    1,425,000
Sledge                 13,625,637   1,350,624    1,425,000
Howard                 13,622,067   1,354,194    1,425,000

Amendments to Employee Plan
          For              Against          Abstain
          11,742,074       1,852,750        2,806,437
Amendments to Directors Plan
          For              Against          Abstain
          11,705,394       1,885,392        2,810,475
Ratification  of  Independent Certified  Public  Accountants
          For              Against          Abstain
          13,544,137       1,360,364        1,496,760
Ratification of Change in Fiscal Year
          For              Against          Abstain
          13,594,680       1,311,784        1,494,794


Executive TeleCard, Ltd.

Part II

ITEM  5  -  Market  for  Registrant's Common  Stock  and  Related
Stockholder Matters


A.   Market Information

The  Company's  common stock has traded on  the  NASDAQ  National
Market under the symbol ("EXTL") since December 1, 1989.
The following table reflects the high and low prices reported on the NASDAQ National Market for each quarter of the fiscal year ended March 31, 1998.

                                            High      Low
    Quarter Ended June 30, 1997            $9 1/4     $4 1/2
    Quarter Ended September 30, 1997        8 3/4      3 1/4
    Quarter Ended December 31, 1997         4          1 19/32
    Quarter Ended March 31, 1998            4 19/32    2 1/4

The following table reflects the high and low prices reported on the NASDAQ National Market for each quarter of the fiscal year ended March 31, 1997.

                                            High      Low
    Quarter  Ended June 30, 1996           $14 5/8    $6 7/8
    Quarter Ended September 1996            14          8
    Quarter Ended December 31, 1996         11 5/8      5 1/8
    Quarter Ended March 31, 1997             8          5

B.   Holders

The approximate number of holders of the Company's common stock as of May 31, 1998 was in excess of 5,300 record and beneficial owners.

C.   Dividends

The Company has not paid or declared any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends on its common stock in the near future. The Company declared a ten percent (10%) common stock split, effected in the form of a stock dividend, on June 30, 1995 and distributed on August 25, 1995 to stockholders of record as of August 10, 1995. On May 21, 1996 the Company declared another ten percent (10%) stock dividend. Stockholders of record as of June 14, 1996 received the dividend on August 5, 1996.

ITEM 6 - Selected Consolidated Financial Information

The following is a summary of selected consolidated financial data of the Company as of and for the five years ended March 31, 1998. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document.

                     FOR THE YEARS ENDED MARCH 31,
                     1998      1997       1996       1995        1994
                  Successor  Successor  Successor  Successor  Predecessor
                     (3)        (3)        (3)        (3)         (4)
Statement of
Operations:
Net Revenues     $33,122,767 $33,994,375 $30,298,228 $22,980,726 $12,736,882
Income(Loss)from  (5,700,424)  2,423,564   3,097,009    (292,307)  1,447,825
Operations
Other Income      (5,949,486) (1,401,612)     69,843  (4,324,193)    (55,034)
(Expense)
Net  Income(Loss)(13,289,910)    773,952   2,852,852  (4,616,500)  1,323,407
Net Earnings (Loss)
per Common  Share:
(1) (2)
Basic                 $(0.78)      $0.05       $0.18      $(0.30)      $0.09
Dilutive               (0.78)       0.05        0.18       (0.30)       0.08

                       AS OF MARCH 31,
                      1998        1997        1996      1995        1994
Balance Sheet:
Cash and Cash
Equivalents        $2,391,206  $2,172,480   $950,483  $1,734,232 $1,347,532
Total  Assets      22,900,456  23,679,686 16,732,074  12,943,044 16,645,307
Long-Ter            7,735,581   9,737,007  2,150,649     671,774    500,939
Obligations
Total  Liabilities 15,779,696  15,720,414  9,692,065   9,023,293  1,157,233
Total  Stockholders'7,120,760   7,959,272  7,040,009   3,919,751 15,488,074
Equity

(1)   Based  on the weighted average number of shares outstanding during the period.
(2) The weighted average number of shares outstanding during the periods have been adjusted to reflect two ten percent (10%) stock splits, effected in the form of stock dividends and distributed August 25, 1995 and August 5, 1996.
(3) Includes the acquisition of the operating subsidiaries of Residual Corporation ("Residual") of which the Company acquired substantially all of the assets effective March 31, 1995. In connection with the acquisition, a management agreement between the Company and Residual under which Residual provided the Company with general and administrative services including facilities and administrative personnel but excluded costs for legal, accounting, marketing, advertising and promotion and stockholder relations in return for 10% of the Company's gross revenues was transferred to a wholly-owned subsidiary of the Company. As a result, as of April 1, 1995, the Company, through its subsidiaries, was responsible for all expenses previously included under the agreement. In consideration for the transaction, the Company issued 767,610 restricted shares of its common stock to Residual and also discharged approximately $12,722,000 of debt obligations payable by Residual to the Company.
(4) Does not include the acquisition of the operating subsidiaries of Residual as described in (3) above.

ITEM  7  -  Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

General

The Company is a global value-added service provider of telecommunications and information services, focused on mobile end-users, messaging and information management. At the
present time,   the  Company's  core  business  is       the
provisioning of global calling card services, and related validation, billing and payment services. Operating through its World DirectT network, the Company originates voice traffic in 88 countries and territories and terminates such traffic anywhere in the world. The Company's global services are delivered through proprietary routing, application and data access software, which run on the Company's interactive call processing platform ("Calling Card Platforms"). Forty Calling Card Platforms are installed in strategic locations around the world where they connect directly with national and international telephone networks. In addition to routing calls, the Company's Calling Card Platform validates calls, controls fraud, captures usage information and issues bills with full call details. The Calling Card Platform system provides a user interface in multiple languages for operator assisted calls and the Company's proprietary billing software provides for multiple currency billing.

         Revenue. The large majority of the Company's revenue results from providing services and is generated through contracts for calling card enhancement and platform services. Other services revenue sources include the sale of international toll free services and revenue generated by use of the Company's proprietary calling cards. The Company generally charges its customers, principally PTT's, (Postal,
Telegraph       and      Telephone      Authorities)        other
telecommunications providers and issuers of credit cards, for calling card enhancement and platform services on a per call basis, where the charge per call is determined by minutes of customer usage and the originating and terminating points of the call. In the case of calling card enhancement services, where the Company arranges for the transmission of the call as well as the various processing functions, a significant portion of the revenues relates to the costs of the transmission which the Company obtains from third party providers. For platform services the customer arranges for its own transmission. As a result, calling card enhancement services have much higher revenue from customers than do platform services per minute of usage.

     In  certain  years  the Company has generated  revenue  from other  sources,  classified as non-service, which generally  have
consisted   of  sales  of  billing  and  platform   systems   and
nonrecurring special projects.

     Costs. The principal component of the Company's cost of revenue for calling card enhancement services is transmission costs. The Company continues to pursue strategies for reducing its cost of transmission. These strategies include establishing partnering arrangements with various carriers, negotiating more cost-effective agreements with other carriers and routing traffic to the least-cost, highest quality providers. In addition, the Company has entered into an outsourcing agreement with a company that is reviewing all of the Company's domestic service providers' bills to ensure that bills are in compliance with current contracts and domestic telecommunications regulations.

     Other components of the Company's operating costs are selling, general and administrative expenses, which include personnel costs, consulting and legal fees, travel expenses, bad debt allowances and other administrative expenses. Depreciation and amortization expense includes the allocation of the cost of transmission equipment, property and office equipment, and various intangible assets over their useful lives.

Results of Operations

Year  Ended March 31, 1998 Compared to Year Ended March 31,  1997
Overview. The Company incurred a net loss of $13.3 million for the year ended March 31, 1998, of which $10.9 million is attributable to the following charges:

                                                 (in millions)
               Corporate    realignment    costs   $3.1
               Proxy-related litigation  settlement 3.9
               costs
               Additional income tax provision      1.5
               Additional  allowance  for  doubtful 1.3
               accounts
               Warrants associated with debt        0.5
               Other items                          0.6
                                                  $10.9

      These   charges  result principally  from  a  detailed
review  of
the  Company's activities initiated by new management during
the  third   quarter  of fiscal 1998 and  are  described  in
more  detail below.

     Excluding these items, the Company incurred a net loss for fiscal 1998 of $2.4 million compared to net income in fiscal 1997 of $0.8 million. The difference is principally due to a $1.6 million contribution to net income in fiscal 1997 of high margin revenues from non-services sources which did not recur in fiscal 1998. Also in fiscal 1998, the Company's gross profit from its services business remained flat compared to fiscal 1997 while it incurred additional recurring operating expenses of $1.1 million, principally depreciation and amortization. Interest expense, excluding a $0.5 million charge related to the amortization of debt discount associated with warrants related to term loans (See Note 3 to Consolidated Financial Statements for further information) increased by $0.3 million over fiscal 1997.
Foreign exchange losses increased by $0.3 million over fiscal 1997.

     New management is taking steps to increase revenues and improve margins. They have completed a review of the operations and activities of the Company and have refocused the Company's marketing and sales activities with an emphasis on stabilizing and growing the existing core business and on adding new services. In practical terms, this means that recently: (1) the Company has refocused its resources on calling card enhancement and platform services and plans to leverage its global network to offer various enhanced communications services; (2) the Company has established a small staff devoted to improving its network structure and reducing its marginal transmission costs (and, therefore, its cost of revenue), and contracts have been entered into with several vendors which will help to reduce transmission costs in the next fiscal year; (3) the Company has increased its sales and marketing staff and allocated additional funds for marketing and promotional activities; and (4) staffing needs have been assessed and reductions and realignments
have   been
completed. The Company has instituted a process to add new network and operations staff as necessary to
support    new
contracts.

       A thorough review of corporate practices and procedures has been completed. This review resulted in a number of improvements to internal reporting and review procedures. The Company has also undertaken a study to simplify its organizational and tax structure and has identified potential international tax issues. In connection with this study, the Company realized it had a potential tax liability and recorded an additional tax provision of $1.5 million in the fiscal fourth quarter to reserve against liabilities which might arise under the existing structure. The Company's study is continuing and the eventual outcome cannot be predicted with certainty. No tax claims have been asserted against the Company.

Revenue.    The  Company's revenue sources can be classified
into two categories:

Years Ended March 31, (in millions)
                                1998           1997
       Services                 $33.0        $  32.0
       Non-Services                .1            2.0
       Total                    $33.1        $  34.0

      As   the  above table indicates, revenue for the  year
ended  March  31,  1998 was $33.1 million.   By  comparison,
revenue  for  the year  ended  March  31,   1997  was  $34.0
million,   including   $2.0 million   attributable  to  non-
service revenue (principally billing and platform equipment  sales,
revenue  from  calling   card
production   and   contract settlement charges  related   to
special  projects).  Although total revenue  decreased  from fiscal 1997  to fiscal  1998, service revenue increased $1.0
million or 3%.   The
increase  was  due  to  increased customer  usage  partially
offset   by a  combination of three elements:  a decline  in
revenue  from   the long  distance resale  services  of  the
Company;  lower   per   minute revenue due  to  new  pricing
programs  which went into effect in the first   and   second
quarters  of  fiscal  1998; and  a  lack   of   new  revenue
generating  contracts in the current  fiscal  year.       As
anticipated,  the Company's focused sales  efforts  did  not
have   an impact  on  the fiscal year ended March 31,  1998,
but   management believes that these efforts will have their
initial impact in the fourth quarter of calendar year 1998.

      Gross Profit. Gross profit was 43% or $14.3 million for the year ended March 31, 1998, compared to 47% or $16.1 million for the year ended March 31, 1997. This decline was due partially to the positive margin contribution of non-service revenues in the year ended March 31, 1997 which did not reoccur in the year ended March 31, 1998. Excluding the effects of non-service revenue, gross profit for services revenue was 43% for fiscal 1998 compared to 45% for fiscal 1997.
This  decrease  was  due  to   lower  pricing   related   to
various customer contracts which was not offset by corresponding decreases in transmission costs, the principal component of cost of revenue. The Company expects that unit pricing in its core business of calling card enhancement is likely to continue to decline, and is taking steps that it believes will reduce its transmission costs. Cost of revenue may be expected to fluctuate in the next few periods as new pricing and contractual arrangements are put in place and as the Company works to improve its network structure and transmission costs.

       Selling,   General   and   Administrative   Expenses.
Selling,
general and administrative expenses were $14.0 million for the year ended March 31, 1998, compared to $11.9 million for the year ended March 31, 1997, an increase of $2.1 million or 18%. As a percentage of revenue, selling, general and administrative expenses were 42% and 35% for the years ended March 31, 1998 and 1997, respectively. A major factor in the increase is the addition of $1.3 million to the allowance for doubtful accounts. Of this amount, half is related to one customer who has, in the Company's view, unilaterally taken unsubstantiated credits off invoiced amounts and has refused to pay a large invoice for contract settlement charges related to a special prepaid calling card service. The Company believes the full amount of the amounts invoiced to this customer is legally due and owing but has established an allowance as of March 31, 1998 to reflect potential costs of collection. The balance of the remaining increase in the allowance is spread among several accounts, principally in the Asia-Pacific area, to provide for collection issues that may arise from economic and other factors. The
Company incurred $0.8 million in other selling, general and administrative expenses related to increases in payroll due to the hiring of new management and other personnel, consulting and legal fees, travel expenses and for internal communication costs.

           Corporate Realignment Expense. The Company incurred various realignment costs during fiscal 1998 resulting from the review of operations and activities undertaken by new corporate management. These costs, which totaled $3.1 million, include employee severance, legal and consulting fees and the write down of certain investments made in the Company's Internet service development program. The Company does not anticipate further realignment costs in the future.

     Depreciation  and  Amortization Expense.   Depreciation
and
amortization expense for the year ended March 31, 1998 was $2.8 million compared to $1.7 million for the year ended March 31, 1997, an increase of $1.1 million or 59%. In addition to an increase in the asset base of $2.1 million in fiscal 1998, a full year's depreciation was recorded in fiscal 1998 for fiscal 1997 property additions of $5.0 million, a significant portion of which occurred in the
latter part of fiscal                       1997.

      Other Expense (Income). Interest expense (net of interest income) for the year ended March 31, 1998 was $1.6 million, compared to $0.8 million for the year ended March 31, 1997, an increase of $0.8 million or 101%.
This  increase                           relates
primarily   to   expenses   of  $0.5  million   related   to
additional interest expense associated with warrants to purchase common stock issued in conjunction with debt obligations. Also, in fiscal 1998, there was an increase in average borrowings during the fiscal year and the Company incurred additional finance charges relating to the extensions of a term loan.

      The Company recorded a foreign currency transaction loss of $0.4 million during fiscal 1998 arising from foreign currency cash and accounts receivable balances maintained by the Company during the year in which the U.S. dollar strengthened significantly. The Company's exposure to foreign currency losses is mitigated due to the variety of customers and markets which comprise the Company's customer base, as well geographic diversification of that customer base. In addition, most of the Company's largest customers settle their accounts
in   U.S. dollars.

      During fiscal 1998, the Company incurred proxy related litigation expense of $3.9 million arising from the class action lawsuit for which a settlement agreement
was  reached,                                             as
described above (See "Item 3 - Legal Proceedings"). Of this amount, $3.5 million relates to the escrow of 350,000 shares of the Company's common stock, which have been valued at $10.00 per share pursuant to the terms of the settlement agreement. Such value relates to the Company's obligation to issue additional stock or cash if the market price of the Company's stock is less than $10.00 per share during the defined periods.

      Taxes on Income. Taxes on income for the year ended March 31, 1998 were $1.6 million, compared to $0.2 million for the year ended March 31, 1998, an increase of $1.4 million. The increase in the tax provision for amounts currently  due  is  primarily  the result of  the  Company's
completion  of  a  study  to  simplify  its  tax   structure
wherein,   it   identified  potential   international    tax
issues. In connection with this study, the Company realized it had potential tax liabilities and recorded an additional tax provision of $1.5 million in the fiscal fourth quarter. Refer to Note 8 to the Consolidated Financial Statements for further discussion regarding taxes on income.

Year  Ended March 31, 1997 Compared to Year Ended March  31,
1996
     Revenue.   Revenue  for the year ended March  31,  1997
was
$34.0  million, compared to $30.3 million for the year ended
March 31,  1996,  an  increase of $3.7 million or 12%.   The
growth    in  revenue   resulted   primarily   from   higher
overall  minutes                                              of
customer  usage  of the Company's calling card  services  by
existing  customers,   the   addition  of   customers    and
$2.0 million
attributable  to  non-service revenue  (principally  billing
and  platform   equipment sales, revenue from calling   card
production  and  contract  settlement  charges  related   to
special projects).

       Cost of Revenue. Cost of revenue for the year ended March 31, 1997 was $17.9 million, compared with $18.5 million for the year ended March 31, 1996, a decrease of $0.6 million or 3%. Additionally, the Company experienced general rate decreases and volume discounts negotiated with domestic and foreign telephone carriers based upon the continued increase in volume of traffic generated over their networks. As a percentage of revenue, cost of revenue decreased 8% from 61% during the year ended March 31, 1996 to 53% for the year ended March 31, 1997. The decrease resulted from the overall increase in the Company's realization of revenue-sharing revenue for which there is no direct usage cost.

     Gross Profit. Gross profit for the year ended March 31, 1997 was $16.1 million, compared to $11.8 million for the year ended March 31, 1996, an increase of $4.3 million
or  37%.        The
increase    in    gross   profit  largely   resulted    from
corresponding revenue growth.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.9 million for the year ended March 31, 1997, compared to $7.1 million for the year ended March 31, 1996, an increase of $4.8 million or 68%. This increase was primarily attributable to the addition of personnel and related employee costs necessary to manage the increasing business volume, provide additional marketing and promotion for the Company's calling card services, develop new business services (primarily global end-user Internet access service), and maintain quality customer support and assistance. The number of employees increased to 166 for the year ended March 31, 1997 compared to 131 for the year ended March 31, 1996, a 27% increase. As a percentage of revenue, selling, general and administrative expenses increased from 24% for the year ended March 31, 1996 to 35% for the year ended March 31, 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $1.7 million for the year ended March 31, 1997, compared to $1.5 million for the year ended March 31, 1996, an increase of $0.2 million or 11%. This increase related primarily to equipment placed in service during the year ended March 31, 1997 including upgrade of and additions to call processing equipment.

      Interest Expense. Interest expense (net of interest income) for the year ended March 31, 1997 was $0.8 million, compared to $0.2 million for the year ended March 31,
1996, an increase of $0.6 million or 333%. The increase was due primarily to additional borrowings to finance business development and expansion and an increase in lease financed asset transactions. The Company's long-term and current maturities of long-term debt increased to $10.7 million as of March 31, 1997, compared to $2.3 million as of March 31, 1996.

Liquidity, Capital Resources and Other Financial Data

      Cash and cash equivalents were $2.4 million at March 31, 1998 compared to $2.2 million at March 31, 1997. Cash outflow from operating activities totaled $2.5 million for fiscal 1998 compared to $2.0 million for fiscal 1997. Working capital decreased from $5.1 million at March 31, 1997 to $2.4 million at March 31, 1998. Capital expenditures and other investing activities consumed $2.1 million for fiscal 1998 compared to $5.2 million for fiscal 1997 and related primarily to upgrades and additions to call processing equipment. Cash generated from financing activities totaled $4.8 million for fiscal 1998 compared to $8.4 million for fiscal 1997. The primary source of financing for fiscal 1998 was the
issuance  of  common  stock   of  $7.5   million   partially
reduced  by  the net
retirement of long-term debt obligations of $3.0 million. Cash flows from financing activities in fiscal 1997 related primarily to the proceeds from the issuance of notes payable and the assumption of capital lease obligations totaling $10.3 million decreased by principal payments and retirement of long-term debt obligations of $1.9 million.

      Subsequent to March 31, 1998, the Company expended $0.8 million in connection with potential acquisitions (See "Item 1 Business - Recent Developments" above) and has
committed    to
expend an additional $0.7 million in July and August, 1998 related to these transactions. At March 31, 1998, net accounts receivable equaled $7.7 million compared to $8.4 million at March 31, 1997.

     Due to the total cash commitments of $1.5 million on the acquisitions in progress, the Company's cash resources are currently limited. Under the direction of its new management, the Company has instituted a program to improve this situation, the principal elements of
which  are:  (1)  executing more aggressive   collection
efforts  of  accounts  receivable;   (2)establishing
effective controls over capital expenditures;   (3)
reducing transmission costs by negotiating new contracts with carriers; and (4) implementing policies and procedures to control overhead costs associated with staffing,
travel,          communications         and            other
areas.   These  steps,  coupled  with   substantial
augmentation of the marketing and sales efforts, should permit the Company to achieve positive operating cash flow for the existing core business by the end of the fiscal quarter ending December 31, 1998, in the absence of any unexpected developments. For the existing core business, should the anticipated revenue growth, accounts receivable collection effort and cost control program described above not result in positive cash flow by December 31, 1998, the Company intends to institute more significant cost-cutting measures.

      Current Funding Requirements. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $30 million through the end of 1998 for the execution of its business plan, the principal requirements being the financing of its acquisition program and capital expenditures for new service offerings. The funding required by the Company may consist of one or more of the following: (i) issuing additional shares of common
stock     or
preferred stock or convertible debt (ii) obtaining a loan facility secured by accounts receivable; (iii) establishing a credit facility to finance equipment
purchased and other capital additions;             or   (iv)
additional  cash  flow   generated                 from
operations.   There  can be no assurance  that  the  Company
will     be
successful    in   its  efforts  to  raise  such  additional
capital   on
favorable terms. Should the Company be unsuccessful in its efforts to raise capital it may be required to modify or curtail its plans for growth.

     In June 1998, the Company entered into an Agreement and Plan of Merger (the "IDX Merger Agreement") to acquire 100% of the stock of IDX (see "Item 1 - Business--Recent Developments" above) in return for 500,000 shares of Series B Convertible Preferred Stock of the Company and warrants plus $5 million in cash (subject to certain deductions and adjustments). The transaction is subject to the Company raising the required financing.

      The Company has also executed letters of intent to acquire, subject to obtaining financing, substantially all of the assets of two other companies. The cash element of the aggregate purchase prices for these potential acquisitions is $3.5 million and liabilities to be assumed, principally long-term, total approximately $4.6 million. In addition, the Company will issue 375,000 warrants to purchase common stock.

      Existing Obligations. In February 1998, the Company entered into a loan agreement with IDT Corporation ("IDT"), a multinational telecommunications carrier, the principal amount of which is $7.5 million. The loan matures in August 1999 and bears interest at the rate of 8 7/8%,
which is due at  maturity.                                As
part of this agreement, the Company also issued to IDT warrants to purchase 500,000 shares of the Company's common stock at $3.03 per share, exercisable for a period of three years. The proceeds of this loan were used to repay in full, term loans in the amount of $7.0 million and balances of certain capital leases totaling $0.4 million.

      In June 1998, the Company borrowed $1.0 million from an existing stockholder. The loan bears interest at 8 7/8% and is payable upon maturity in December 1999. Under the terms of the agreement, the stockholder received warrants to purchase 67,000 shares of common stock at a price of $3.03 per share, exercisable for a period of three years. The stockholder also received as consideration for the loan the repricing and extension of a
warrant   for 55,000 shares which is now exercisable  on  or
before
February 29, 2001 at a price of $3.75 per share.

Taxes

       The Company has undertaken a study to simplify its organizational and tax structure and has identified potential international tax issues. In connection with this study, the
Company realized it had potential tax liabilities and recorded an additional tax provision of $1.5 million in the fiscal fourth quarter for liabilities which might arise under the existing structure. The Company's study is continuing and the eventual outcome cannot be predicted with certainty. No tax claims have been asserted against the Company.

       As of March 31, 1998, the Company has recorded a net deferred tax asset of $5.1 million and has $9.5 million of net operating loss carryforwards available. The Company has recorded a valuation allowance equal to the net deferred tax asset as management has not been able to determine that it is more likely than not that the deferred tax asset will be realized based in part on the foreign operations and availability of the operating loss carryforwards to offset only U.S. tax provisions. See Note 8 to the Consolidated Financial Statements regarding further discussion of taxes on income.

Effect of Inflation

       The   Company believes that inflation has not  had  a
material effect on the results of operations to date.

Accounting Pronouncements and Year 2000 Issues

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both are required for financial statements in fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for
Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies
report                  financial                information
about        operating       segments       in       interim
financial
statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about
which                                               separate
financial
information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate
resources                       and                       in
assessing     performance.      SFAS     130     and     131
require
comparative   information   for   earlier   years   to    be
restated.
Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations, financial position and cash flows, however, will be unaffected by implementation of these standards.

             In  February  1998,  the FASB issued  SFAS  No.
132,  "Employers'   Disclosures  about  Pensions  and  Other
Postretirement    Benefits"    which     standardizes    the
disclosure  requirements  for pensions                   and
other          postretirement         benefits           and
requires
additional information on changes in the benefit obligations
and  fair   values  of  plan  assets  that  will  facilitate
financial                                          analysis.
SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

       In anticipation of the year 2000 ("Year 2000"), management is in the process of developing a plan to review software that is internally developed and/or externally purchased or licensed for compliance with Year 2000
processing                requirements.                   An
initial
review indicates that the Company's primary Unix-based operating systems are not at significant risk. Other
systems,  with  the exception                             of
banking  interfaces,  are  primarily   externally
developed  "off-the-shelf"  software.   Correspondence  with
vendors
which    supply   the  Company  with  its   e-mail,   office
support
software, and the accounting package that the Company will be converting to in calendar 1998 indicate that these packages are Year 2000 compliant. The Company presently believes that with modifications to existing software
and  converting                                     to   new
software,    the   Year   2000   issue   will    not    pose
significant
operational    problems   for   the   Company's     computer
systems.
However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material
impact      on  the
operations of the Company. In accordance with Emerging Issues Task Force Opinion No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," the Company will expense all costs as incurred. See discussion of Year 2000 Problem in Item 1 - Business (General).

The next pages are F- 1 through F-34


Executive TeleCard, Ltd.

                               Item 8 - Financial Statements
                  Index to Consolidated Financial Statements




Consolidated Financial Statements:

         Report of Independent Certified Public      F-2
         Accountants

         Consolidated Balance Sheets as of March 31, F-3 - F-4
         1998 and 1997

         Consolidated Statements of Operations for
         the Years Ended March 31, 1998, 1997 and    F-5
         1996

         Consolidated Statements of Stockholders'
         Equity for the Years Ended March 31, 1998,
         1997 and 1996                               F-6

         Consolidated Statements of Cash Flows for
         the Years Ended March 31, 1998, 1997 and    F-7 - F-8
         1996

         Summary of Accounting Policies              F-9 - F-13

         Notes to Consolidated Financial Statements  F-14- F-33

Schedule -

         II Valuation and Qualifying Accounts        F-34
















                                                         F-1





Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Executive TeleCard, Ltd.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Executive TeleCard, Ltd. and subsidiaries as of March 31 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Executive TeleCard, Ltd. and subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


_______________/S/_____________
        BDO SEIDMAN, LLP

June 19, 1998
Denver, Colorado



                                                         F-2
Executive TeleCard, Ltd.

Consolidated Balance Sheets

March 31,                               1998            1997

                           ASSETS


Current:
Cash and cash                         $2,391,206   $  2,172,480
equivalents
Accounts receivable,                   7,719,853      8,363,017
less allowance of
$1,472,197 and
$372,988 for
doubtful accounts
Accounts receivable from
related                                        -        175,114
     parties (Note 6)
Other current assets                     376,604        347,995

Total current assets                  10,487,663     11,058,606

Property and equipment,               11,911,310     11,905,956
     net of accumulated
     depreciation and
     amortization (Note 1)

Other:
     Intangible assets - net             203,875        286,941
     Deposits                            233,901        261,125
     Other assets                         63,707        167,058

Total other assets                       501,483        715,124


Total assets                      $   22,900,456  $  23,679,686

See accompanying summary of accounting policies and notes to consolidated financial statements.














                                                         F-3
                                    Executive TeleCard, Ltd.

Consolidated Balance Sheets


March 31,                               1998          1997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
     Accounts payable               $1,135,800    $2,191,006
     Accrued expenses (Note 2)       4,222,806     1,808,400
     Customer deposits                 262,008       319,674
     Income taxes payable (Note 8)   2,004,944       505,065
     Other current liabilities         174,537       155,879
     Current maturities of long-       244,020     1,003,383
     term debt (Note 3)

Total current liabilities            8,044,115     5,983,407

Long-term debt, net of current       7,735,581     9,737,007
(Note 3)

Total liabilities                   15,779,696    15,720,414

Commitments and Contingencies (Notes
5,7,8,10 and 11)

Stockholders' equity (Note 7):
     Preferred stock, $.0001 par             -             -
       value, 5,000,000
       shares authorized; none
       issued
     Common stock, $.001 par            17,347        15,861
       value, 100,000,000
       shares authorized,
       17,346,766 and
       15,861,240 outstanding
     Additional paid-in capital     25,046,830    16,047,812
     Stock to be subscribed          3,500,000             -
     Accumulated deficit          (21,476,154)   (8,186,244)
     Accumulated translation            32,737        81,843
     adjustment

Total stockholders' equity           7,120,760     7,959,272

Total liabilities and
stockholders' equity               $22,900,456   $23,679,686

See accompanying summary of accounting policies and notes to consolidated financial statements.






                                                         F-4
Executive TeleCard, Ltd.

Consolidated Statements of Operations

Years Ended March 31,           1998          1997        1996

Revenue (Note 9)            $33,122,767  $33,994,375  $30,298,228

Cost of revenue              18,866,292   17,913,995   18,501,402

Gross profit                 14,256,475   16,080,380   11,796,826

Costs and expenses:
    Selling, general and     14,047,864   11,915,864    7,135,382
     administrative
    Corporate realignment     3,139,191            -            -
     expense (Note 2)
    Depreciation and          2,769,844    1,740,952    1,564,435
     amortization

Total costs and expenses     19,956,899   13,656,816    8,699,817

Income (loss) from           (5,700,424)   2,423,564    3,097,009
operations

Other income (expense):
      Interest expense       (1,651,236)    (849,073)    (185,977)
      Interest income            45,839       51,291        1,848
      Foreign currency         (409,808)     (75,409)     (96,028)
       transaction loss
      Proxy related          (3,900,791)    (528,421)           -
       litigation expense (Note 5)
      Other income              (33,490)           -      350,000
      (expense), net
Total other income           (5,949,486)  (1,401,612)      69,843
      (expense)

Income (loss) before taxes  (11,649,910)   1,021,952    3,166,852
    on income
Taxes on income (Note 8)      1,640,000      248,000      314,000

Net income (loss)          $(13,289,910)     773,952    2,852,852

Net earnings (loss) per
share (Note 4):
      Basic                      $(0.78)       $0.05        $0.18
      Diluted                    $(0.78)       $0.05        $0.18

See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                         F-5
                                                        Executive TeleCard, Ltd.

                                 Consolidated Statements of Stockholders' Equity

Years Ended
Additional
March 31, 1998, 1997 and 1996
                            Common Stock             Additional               Accumulated
                          Shares    Amount  Stock to  Paid -In    Accumulated Translation Stockholders'
                                         be Subscribed Capital      Deficit    Adjustment    Equity
Balance, April 1, 1995  15,707,958  $15,708   $ -    $15,556,617 $(11,813,048)  $160,474   $3,919,751
Stock issued in lieu of    124,702      124     -        309,875          -          -        309,999
cash payments
Exercise of stock           16,828       17     -         35,082          -          -         35,099
options
Foreign currency                 -        -     -             -           -      (77,692)     (77,692)
translation adjustment
Net income                       -        -     -             -     2,852,852         -     2,852,852

Balance, March 31, 1996 15,849,488   15,849     -     15,901,574   (8,960,196)    82,782    7,040,009
Stock issued in             11,000       11     -        146,238          -           -       146,249
connection with
litigation
settlement
Exercise of stock              752        1     -             -           -           -             1
options
Foreign currency                 -        -     -             -           -         (939)        (939)
translation adjustment
Net income                       -        -     -             -       773,952         -       773,952

Balance, March 31, 1997 15,861,240   15,861     -     16,047,812   (8,186,244)    81,843    7,959,272

Stock issued in lieu of     42,178       42     -        244,226          -           -       244,268
cash payments
Stock issued in          1,425,000    1,425     -      7,481,075          -           -     7,482,500
connection with
private placement,net
Stock to be subscribed           -        - 3,500,000         -           -           -     3,500,000
(Note 5)
Exercise of stock           18,348       18     -        137,530          -           -       137,548
appreciation rights
Issuance of warrants to          -        -     -      1,136,188          -           -     1,136,188
purchase stock (Note 7)
Foreign currency                 -        -     -             -           -      (49,106)     (49,106)
translation adjustment
Net loss                         -        -     -             -   (13,289,910)        -   (13,289,910)

Balance,March 31, 1998 $17,346,766  $17,346$3,500,000$25,046,831 $(21,476,154)  $ 32,737   $7,120,760



See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                                             F-6

                                                        Executive TeleCard, Ltd.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Increase (Decrease) in Cash and Cash Equivalents
Years Ended March 31
                                       1998    1997      1996
Operating activities:
   Net income (loss)           $(13,289,910) $773,952  $2,852,852
Adjustments to reconcile
net cash flows
        provided by (used in)
operating activities:
       Depreciation and           2,769,844  1,740,952  1,564,435
amortization
       Provision for bad debts    1,433,939    404,410    736,611
        Common stock issued in      144,268    146,250    309,999
         lieu of cash payments
        Issuance of  warrants       220,000         -         -
         for services (Note 7)
        Amortization of debt        478,580         -         -
         discount (Note 3)
        Proxy related             3,500,000         -         -
         litigation expense  (Note 5)
        Impairment reserve for      143,668         -         -
         assets
        Other, net                  137,548         -         -
      Changes in operating
        assets and liabilities:
            Accounts              (915,661) (2,359,402)(3,410,253)
               receivable
            Other assets             52,860   (318,438)    10,650

            Accounts payable        444,673     37,174    865,523
            Accrued expenses      2,414,406 (2,321,403)(1,712,818)

            Other liabilities      (39,008)  (114,914)     20,979


Cash provided by (used in)       (2,504,793)(2,011,419) 1,237,978
      operating activities

Investing Activities:
     Acquisitions of property    (2,150,280)(5,043,062)(3,426,322)
      and equipment
     Other assets                    26,693   (151,013)    22,204

Cash used in investing           (2,123,587)(5,194,075)(3,404,118)
      activities

Financing Activities:
     Proceeds from long-term      7,810,000 10,297,429  1,500,000
      debt
     Proceeds from issuance of    7,482,500         -      35,099
      common stock
     Principal payments on      (10,445,394)(1,869,938)  (152,708)
      long-term debt

Cash provided by financing        4,847,106  8,427,491  1,382,391
      activities

Net increase (decrease) in cash     218,726  1,221,997  (783,749)

Cash and cash equivalents,        2,172,480    950,483 1,734,232
      beginning of year

Cash and cash equivalents, end
of year                          $2,391,206 $2,172,480 $ 950,483


See accompanying summary of accounting policies and notes to consolidated financial statements.



                                                              F-7
                                         Executive TeleCard, Ltd.

                            Consolidated Statements of Cash Flows



Supplemental Disclosures of Cash Flow
Information

                                         1998       1997       1996


               Cash paid during the year for:

               Interest                $1,267,399   $654,180    $160,088

               Income taxes             $ 101,181    $79,352      $   -

               Noncash investing and financing
               activities:

               Equipment              $   312,213   $705,660   $147,794
               acquired under
               capital lease
               obligations


               Stock issued           $   100,000      $-         $-
               for
               acquisition of
               equipment

               Unamortized            $   437,608      $-         $-
               debt discount
               related to
               warrants

                                    See accompanying summary of
accounting policies and notes to consolidated financial statements.


                                                              F-8
                                         Executive TeleCard, Ltd.

                                   Summary of Accounting Policies


Organization Executive TeleCard, Ltd. and subsidiaries, (collectively, and Business the "Company") is a global value-added service provider of telecommunications and information services, focused on mobile end-users, messaging and information management. At the present time, the Company's core business is the provisioning of global calling card services, and related validation, billing and payment services. Operating through its World DirectT network, the Company originates voice traffic in 88 countries and territories and terminates such traffic anywhere in the world. The Company's global services are delivered through proprietary routing, application and data access software, which run on the Company's interactive call processing platform (a "Calling Card Platform "). Forty Calling Card Platforms are installed in strategic locations around the world where they connect directly with national and international telephone networks. In addition to routing calls, the Company's Calling Card Platform validates calls, controls fraud, captures usage information and issues bills with full call details. The Calling Card Platform provides a user interface in multiple languages for operator assisted calls and the Company's proprietary billing software provides for multiple currency billing.

Basis of      The  consolidated financial statements have been  prepared
Presentation  in   accordance  with  United  States  generally  accepted
and           accounting  principles and include  the  accounts  of  the
Consolidation Company  and its wholly-owned subsidiaries.   All material
              intercompany   transactions   and   balances   have   been
              eliminated in consolidation.

Foreign For subsidiaries whose functional currency is the local Currency currency and which do not operate in highly inflationary Translation economies, all net monetary and non-monetary assets and liabilities are translated at current exchange  rates  and translation  adjustments  are  included  in  stockholders'
             equity.   Revenues  and  expenses are  translated  at  the
             weighted average rate for the period. Foreign currency gains and losses resulting from transactions are included in the results of operations in the period in which the transactions occurred.

Use of       The  preparation  of  financial statements  in  conformity
Estimates    with  generally  accepted accounting  principles  requires management  to make estimates and assumptions that  affect
             the   reported  amounts  of  assets  and  liabilities  and
             disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial       Financial  instruments,  which  potentially  subject   the
Instruments     Company   to   concentrations  of  credit   risk   consist
and             principally  of  cash  and  cash  equivalents  and   trade
Concentrations  accounts receivable.
of Credit
Risk         The   Company   places   its  cash  and   temporary   cash
             investments    with   quality   financial    institutions.
                                                                     F-9
                                         Executive TeleCard, Ltd.

                                   Summary of Accounting Policies



Financial Concentrations of credit risk with respect to Instruments trade accounts receivable are limited due to the
and            variety  of  customers and markets which  comprise
Concentrations the Company's customer base, as well as the of Credit Risk geographic diversification of the customer base.
(cont'd)       The   Company  routinely  assesses  the  financial
               strength  of  its customers and, as a consequence,
               believes   that  its  trade  accounts   receivable
               credit  risk exposure is limited.  Generally,  the
               Company  does  not  require  collateral  or  other
               security to support customer receivables.   As  of
               March 31, 1998, the Company had approximately  21%
               and 25% in trade accounts receivable from two customers. At March 31, 1998 there were no other significant concentrations of credit risk.

               The Company's customers are permitted to choose the currency in which they pay for calling services from among several different currencies determined by the Company. Thus, the Company's earnings may by materially affected by movements in the exchange rate between the U.S. dollar and such other currencies. The Company does not engage in the practice of entering into foreign currency contracts in order to hedge the effects of foreign currency fluctuations.

               The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount and fair value of the Company's long-term debt is not significant.

Property,      Property  and  equipment  are  recorded  at  cost.
Equipment,     Additions,    installation   costs    and    major
Depreciation   improvements   of  property  and   equipment   are
and            capitalized.   Expenditures  for  maintenance  and
Amortization   repairs  are  expensed as incurred.  The  cost  of
               property  and equipment retired or sold,  together
               with  the  related  accumulated  depreciation   or
               amortization,  are  removed from  the  appropriate
               accounts  and  the  resulting  gain  or  loss   is
               included in the statement of operations.

               Depreciation  and amortization is  computed  using
               the   straight-line  method  over  the   estimated
               useful lives of the related assets ranging from five to twenty years.




                                                             F-10
                                         Executive TeleCard, Ltd.

                                      Summary of Account Policies


             The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ". Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Intangible   Intangible   assets   consist   of   licenses    and
Assets       trademarks   and  organization  costs,   which   are
             recorded at cost.  Amortization is provided  on  the
             straight-line  method over ten  years  for  licenses
             and  trademarks and over five years for organization
             costs.  The carrying value of intangible  assets  is
             periodically reviewed and impairments, if  any,  are
             recognized  when  expected  future  benefit  to   be
             derived from individual intangible assets is less than its carrying value.

Revenue Telephone usage revenue is recognized as utilized Recognition by customers. Billings to customers are based upon  established  tariffs  filed  with  the  United
             States Federal Communications Commission, or for usage outside of the tariff requirements, at rates established by the Company.

Taxes on     The  Company  accounts for income taxes  under  SFAS
Income       No.  109, "Accounting for Income Taxes."  Under SFAS
             No.   109,  temporary  differences  are  differences
             between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Net Earnings At  March 31, 1998, the Company implemented SFAS No.
(Loss) Per   128,  "Earnings  Per Share." SFAS No.  128  provides
Share        for   the   calculation  of  "Basic"  and  "Diluted"
             earnings  per  share.   Basic  earnings  per   share
             includes  no  dilution and is computed  by  dividing
             income  available  to  common  stockholders  by  the
             weighted    average   number   of   common    shares
             outstanding  for the period.  Diluted  earnings  per
             share  reflects the potential dilution of securities
             that  could  share  in the earnings  of  an  entity,
             similar  to  fully diluted earnings per share.   All
             prior  earnings per share data has been restated  to
             reflect  the  requirements of SFAS No.  128.     The
             adoption of SFAS No. 128 had no effect on the Company's previously reported earnings per share.
             See  Note  4 for computation of earnings per  share.
             F-11
                                         Executive TeleCard, Ltd.

                                   Summary of Accounting Policies


Stock Options The  Company  applies Accounting  Principles  Board
              ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted to employees as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

              SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. See Note 7 for required disclosure.

Cash          The  Company  considers cash and all highly  liquid
Equivalents   investments purchased with an original maturity  of
              three months or less to be cash equivalents.

Recent          In  June  1997,  the  FASB  issued  SFAS  No.  130,
Accounting "Reporting Comprehensive Income," and SFAS No. Pronouncements 131, "Disclosures About Segments of an Enterprise
                and  Related  Information."  Both are required  for
                financial  statements  in  fiscal  years  beginning
                after  December 15, 1997.  SFAS No. 130 establishes
                standards    for   reporting   and    display    of
                comprehensive    income,   its    components    and
                accumulated  balances.   Comprehensive  income   is
                defined  to  include all changes in  equity  except
                those  resulting from investments by owners.  Among
                other  disclosures, SFAS No. 130 requires that  all
                items  that  are  required to be  recognized  under
                current  accounting  standards  as  components   of
                comprehensive  income be reported  in  a  financial
                statement  that  displays with the same  prominence
                as   other  financial  statements.   SFAS  No.  131
                supersedes  SFAS No. 14, "Financial  Reporting  for
                Segments of a Business Enterprise."  SFAS  No.  131
                establishes  standards  on  the  way  that   public
                companies   report   financial  information   about
                operating  segments in interim financial statements
                issued   to   the  public.   It  also   establishes
                standards  for disclosures regarding  products  and
                services,  geographic  areas and  major  customers.
                SFAS   No.   131  defines  operating  segments   as
                components  of  a  company  about  which   separate
                financial   information  is   available   that   is
                evaluated   regularly   by  the   chief   operating
                decision   maker  in  deciding  how   to   allocate
                resources and in assessing performance.  SFAS  Nos.
                130  and  131  require comparative information  for
                earlier  years  to  be restated.   Because  of  the
                recent issuance
                                                             F-12
                                         Executive Telecard, Ltd.

                                   Summary of Accounting Policies


              of  these standards, management has been unable  to
              fully evaluate the
              impact, if any, the standards may have on future financial statement disclosures. Results of operations, financial position and cash flows, however, will be unaffected by implementation of these standards.

              In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15,
              1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Reclass-      Certain  consolidated financial amounts  have  been
ifications    reclassified for consistent presentation.


           (Balance of Page Intentionally Left Blank)

                                                             F-13
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements



1.            Property and equipment at March 31, 1998 and 1997
  Property andconsisted of the following:

Equipment

                                                    1998          1997

              Land                              $192,300      $247,300
              Buildings and improvements         941,458       791,903
              Calling card platform           12,424,718    10,693,487
              equipment
              Operations center equipment      7,142,360     5,544,814
              and furniture
              Call diverters                   1,400,855     1,396,540
              Equipment under capital            949,322     1,713,022
              leases (Note 3)
              Internet communications            563,175       508,297
              equipment

                                              23,614,188    20,895,363

              Less accumulated                11,702,878     8,989,407
              depreciation and
              amortization


                                             $11,911,310   $11,905,956

              Property and equipment at March 31, 1998, and 1997, includes certain telephone and office equipment under capital lease agreements with an original cost of $949,322 and $1,713,022, respectively, and accumulated depreciation of $292,995 and $704,966 respectively. Certain capital leases were paid off in fiscal 1998.


2.   Accrued    Accrued expenses at March 31, 1998 and 1997 consisted of
    Expenses    the following:

                                                1998          1997

             Telephone carriers             $  2,591,511    $1,167,795
             Proxy related litigation              1,063       362,037
             expenses (Note 5)
             Corporate realignment               754,849             -
             expenses
             Legal and professional              320,341       214,964
             fees
             Other                               555,042        63,604

                                            $  4,222,806    $1,808,400

      The Company incurred various realignment expenses during fiscal
      1998 resulting from the review of operations and activities undertaken by new corporate management. These costs, which totaled $3,139,191, include primarily employee severance, legal and consulting fees and the write down of certain investments made in the Company's Internet service development program. The Company does not anticipate further realignment expenses in the future.




                                                             F-14

                                         Executive TeleCard, Ltd.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Long-     At March 31, 1998 and 1997, long-term debt consisted
     Term      of the following:
     Debt

                                            1998         1997

            8.875% unsecured term note
            payable to a                  $7,062,392        $   -
            telecommunications
            company, interest and
            principal payable August
            22, 1999, net of
            unamortized discount of
            $437,608 (1).

            8% mortgage note, payable        310,000            -
            monthly, including
            interest through March
            2010, with an April 2010
            balloon payment; secured
            by deed of trust on the
            related land and building.

            Capitalized lease                607,209    1,079,697
            obligations (Note 1).

            11% secured term note                  -    9,000,000
            payable to a financial
            institution, paid off in
            fiscal 1998 (2).

            12% unsecured term note                -      500,000
            payable to a stockholder,
            paid off in fiscal 1998
            (3).


            9% mortgage note, payable              -      160,693
            monthly including
            interest, paid off in
            fiscal 1998.


            Total                          7,979,601   10,740,390

            Less current maturities          244,020    1,003,383

            Total long-term debt          $7,735,581  $ 9,737,007







                                                             F-15
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


       (1) In February 1998, the Company borrowed $7,500,000 from a telecommunications company. In connection with this transaction, the lender was granted warrants to purchase 500,000 shares of the Company's common stock at a price of $3.03 per share. The warrants expire on February 23, 2001. The value assigned to such warrants when granted in connection with the above note agreement was $463,350 and was initially recorded as a discount to long-term debt and is being amortized over the term of the note through interest expense. At March 31, 1998 these, warrants have not been exercised.

       (2) The Company borrowed $6,000,000 from a financial institution in June 1996 pursuant to a one-year term note. In November 1996, the Company obtained a $4,000,000 multiple draw down term loan from the same institution, with both loans maturing in June 1997. In connection with these borrowings, the Company issued warrants to purchase shares of the Company's common stock to the lender.

           In  June 1997, the Company obtained an extension of the
           $6,000,000  term loan and the $4,000,000 multiple  draw
           loan  until  April 1998 in exchange for the payment  of
           certain  fees, an adjustment of the exercise  price  of
           certain of the  existing  warrants,  the cancellation  of  certain
           warrants   and  the  issuance  of  additional   penalty
           warrants  exercisable if the loans  were  not  paid  by
           specific  dates.  As  a result of  non-payment  of  the
           loans  at  September  30, 1997 and December  31,  1997,
           125,000   and   15,000   of   the   penalty   warrants,
           respectively,   became  exercisable.   The  loans  were
           repaid in February 1998.

           As of March 31, 1998, total warrants outstanding in connection with these loan agreements consisted of both warrants and penalty warrants exercisable by the lender. The lender holds ten-year warrants and ten-year penalty warrants to purchase 166,667 and 140,000 shares, respectively. The warrants are exercisable at a price of $6.61 per share. Penalty warrants equal to 125,000 of the total 140,000 are exercisable at the lesser of $6.61 per share or 120% of the average quoted price of the Company's stock for five trading days before exercise. The remaining 15,000 penalty warrants became exercisable on January 1, 1998 at $0.01 per share. The value assigned to these warrants, ($344,038), was recorded to interest expense and additional paid-in capital in the fourth quarter of fiscal 1998. As of March 31, 1998, none of these warrants have been exercised.

       (3) In connection with this transaction, the Company issued options to purchase 50,000 shares of the Company's common stock to the stockholder at a price of $12.13 per share. These options expire June 27, 1999. The term note, as originally issued, had a due date of December 27, 1997. During April 1997, the Company re-negotiated the note extending the term to December 27, 1998, adjusting the exercise price of the options to $6.00 per share and extending the term of the options to April 24, 2000. The incremental value assigned to these revised warrants ($108,800) was recorded to interest expense and additional paid-in capital in the fourth quarter of fiscal 1998. As of March 31, 1998, such options have not been exercised.



                                                             F-16

                                         Executive TeleCard, Ltd.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          Future maturities of long-term debt and future minimum lease payments under capital lease obligations at March
          31, 1998 are as follows:

                                        Long-    Capital
                                        Term
          Year ending March 31,         Debt     Leases     Total

          1999                          $ 5,986  $287,243   $293,229
          2000                        7,507,049   205,992  7,713,041
          2001                            7,634   184,315    191,949
          2002                            8,268    30,403     38,671
          2003                            8,954         -      8,954
          Thereafter                    272,109         -    272,109

          Total payments              7,810,000   707,953  8,517,953

          Less amounts                        -   100,744    100,744
             representing interest

          Principal payments          7,810,000   607,209  8,417,209

          Less:
             Current maturities           5,986   238,034    244,020
             Unamortized debt           437,608         -    437,608
          discount

          Total Long-Term Debt       $7,366,406  $369,175 $7,735,581





















                                                             F-17
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


4.    Earnings In  February  1997, SFAS No. 128,  "Earnings  per
      (Loss) Share," was issued, which required the Company to Per change the method used to calculate earnings per
      Share    share.   Under  SFAS No. 128, basic earnings  per
               share is calculated as income available to common
               stockholders  divided  by  the  weighted  average
               number  of  common  shares  outstanding.  Diluted
               earnings  per share is calculated as  net  income
               divided by the diluted weighted average number of
               common   shares.  The  diluted  weighted  average
               number  of common shares is calculated using  the
               treasury  stock method for common stock  issuable
               pursuant to outstanding stock options and  common
               stock   warrants.   Common  stock   options   and
               warrants of 203,782 were not included in diluted earning (loss) per share in 1998 as the effect was antidilutive due to the Company recording a loss for the year.

               Options and warrants to purchase 2,049,315 shares of common stock at exercise prices from $3.00 to $6.94 per share were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 821,087 shares of common stock at exercise prices from $5.75 to $14.88 per share were outstanding at March 31, 1997 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 562,029 shares of common stock at exercise prices from $6.00 to $11.98 per share were outstanding at March 31, 1996 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. The following is provided to reconcile the earnings per share calculations:


      Balance of page intentionally left blank.



F-18
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


                                           Year ended March 31,
                                       1998        1997        1996

Basic earnings (loss) per share:

      Numerator
         Net earnings (loss)        $(13,289,910)  $773,952  $2,852,852
      Denominator
         Weighted average shares      17,082,495 15,861,240  15,791,965
outstanding

      Per share amounts
         Basic earnings (loss)            $(0.78)     $0.05       $0.18

Diluted earnings (loss) per share:

      Numerator
         Net earnings (loss)        $(13,289,910)  $773,952  $2,852,852
      Denominator
         Weighted average shares     17,082,495  15,861,240  15,791,965
           outstanding
         Effect of dilutive
           securities
         Options and                          -     297,390      16,925
           warrants

         Weighted average common     17,082,495  16,158,630  15,808,890
            shares and assumed
            conversions
            outstanding

      Per share amounts
         Diluted earnings (loss)        $ (0.78)     $ 0.05       $0.18


5.   Proxy       The Company, its former auditors, certain of its present
     Related and former directors and others were defendants in a Litigation consolidated securities class action which alleged that
     and         certain  public filings and reports made by the Company,
     Settlement  including  its Forms 10-K for the 1991, 1992,  1993  and
     Costs       1994  fiscal  years  (i)  did  not  present  fairly  the
                 financial condition of the Company and its earnings; and
                 (ii) failed to disclose the role of a consultant to the Company.

              The Company and its auditors vigorously opposed the action, however, the Company decided it was in the stockholders' best interest to curtail costly legal proceedings and settle the case.
                                                             F-19
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


              The Company is required under the Stipulation of Settlement dated April 2, 1998 to issue 350,000 shares of its common stock into a Settlement Fund that will be distributed among the Class. The Company has also agreed to pay up to $50,000 for reasonable expenses incurred in connection with providing notice to the Class and administration of the settlement. The settlement is expected to be finalized by calendar year end. Settlement becomes effective only upon entry of a final judgment by the Court and upon entry of final judgments in two related Delaware Actions, and upon the expiration of the time to appeal or upon exhaustion of appellate review in this action, were any appeal to be taken.

              As a result of the above action and related matters, the Company recorded $3,900,791 and $528,421 in costs and expenses during the years ended March 31, 1998 and March 31, 1997. Included in the fiscal 1998 amount is a charge of $3,500,000 which was recorded in the fourth quarter and represents the value assigned to the 350,000 shares of common stock referred to above, which have been valued at $10.00 per share pursuant to the terms of the settlement agreement. Such value relates to the Company's obligation to issue additional stock if the market price of the Company's stock is less than $10.00 per share during the defined periods. The Company has no obligation to issue additional stock if its share price is above $10.00 per share for fifteen consecutive days during the two year period after all shares have been distributed to the Class.

6. Related The Company has transactions with stockholders primarily Party in the ordinary course of business as customers or vendors. Such transactions are not significant to the Transactions operations of the Company and as of March 31, 1998 and
              1997, $0 and $175,114, respectively, was due from such stockholders.

7. Stockholders'  Common and Preferred Stock
   Equity
              On May 14, 1996, the Board of Directors authorized a stock split, effected in the form of a 10% stock dividend, payable to stockholders of record on August 5, 1996. On June 30, 1995, the Board of Directors authorized a stock split, effected in the form of a 10% stock dividend, payable to stockholders of record on August 10, 1995. All references to common share and per share amounts in the accompanying financial statements have been restated to reflect the effect of these stock dividends. Also on May 14, 1996, the Board of Directors adopted certain resolutions which were approved by the Company's stockholders to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000. The Company's stockholders also approved the authorization of the issuance of a new class of
              5,000,000 shares of preferred stock. The preferred stock of the Company
                                                             F-20
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


             can be issued in series. With respect to each series issued, the Board of Directors of the Company will determine, among other things, the number of shares in the series, voting rights and terms, dividend rates and terms, liquidation preferences and redemption and conversion privileges. There was no preferred stock outstanding at March 31, 1998.

             On June 3, 1997, the Board of Directors approved the sale of 1,425,000 shares of the Company's common stock for $7,500,000 to one individual. Proceeds of $3,000,000 from the sale were used to reduce long-term debt. The remainder of the proceeds was used for working capital or invested in obligations through a financial institution.

             Employee Stock Option and Appreciation Rights Plan

             On December 14, 1995, the Board of Directors adopted the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan"), expiring December 15, 2005, reserving for issuance 1,000,000 shares of the Company's common stock. The Employee Plan was amended and restated in its entirety in fiscal 1998, including an increase in the number of shares available for grant to 1,750,000, an increase of 750,000 shares.

             The Employee Plan provides for grants to key employees, advisors or consultants to the Company at the discretion of the Compensation Committee of the Board of Directors, stock options to purchase common stock of the Company. The Employee Plan provides for the grant of both "incentive stock options," as defined in the Internal Revenue Code of 1986, as amended, and nonqualified stock options. Options that are granted under the Employee
             Plan that are incentive stock options may only be granted to employees (including employee-directors) of the Company. Stock options granted under the Employee Plan must have an exercise price equal in value to the fair market value, as defined, of the Company's common stock on the date of grant. Any options granted under the Employee Plan must be exercised within ten years of the date they were granted.

             Under the Employee Plan, Stock Appreciation Rights ("SAR's") may also be granted in connection with the granting of an option and may be exercised in lieu of the exercise of the option. A SAR is exercisable at the same time or times that the related option is exercisable. The Company will pay the SAR in shares of common stock equal in value to the excess of the fair market  value,  at the date of exercise, of  a  share  of
             common stock over the exercise price of the related option. The exercise of a SAR automatically results in the cancellation of the related option on a share-for-share basis.
                                                             F-21
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


              During the fiscal years 1998, 1997 and 1996, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 1,584,629, 439,600 and 612,920, respectively, shares of common stock to its employees under the Employee Plan at exercise prices from $2.32 to $3.12 per share for 1998, $5.75 to $9.00 per share for 1997 and $5.45 to $6.59 per share for 1996. The employees were also granted SAR's in tandem with the options granted to them in connection with grants prior to December 5, 1997.

           Directors Stock Option and Appreciation Rights Plan


           On December 14, 1995, the Board of Directors adopted the Directors Stock Option and Appreciation Rights Plan (the "Director Plan"), expiring December 14, 2005. There are 870,000 shares of the Company's common stock reserved for issuance under the Director Plan. The Director Plan was amended and restated in its entirety in fiscal year 1998 so that it now closely resembles the Employee Plan. In fiscal 1998, the Director Plan was amended so that grants of options to directors are at the discretion of the Board of Directors or the Compensation Committee. In November 1997, each director (other than members of the Compensation Committee) was granted two options under the Director Plan, each to purchase 10,000 shares of common stock with each option being effective for five years commencing on April 1, 1998 and 1999, respectively, and with each option vesting only upon the achievement of certain corporate economic and financial goals. Prior to the amendments to the Director Plan, each director received an automatic grant of ten year options and a corresponding SAR to purchase 10,000 shares of common stock on the third Friday in December in each calendar year.

           During the fiscal years 1998, 1997 and 1996, the Compensation Committee of the Board of Directors confirmed the automatic grant of options to purchase 85,000, 60,000 and 66,000, respectively, shares of common stock to its directors pursuant to the Company's Director Plan at exercise prices of $2.63 and $2.69 per share for 1998, $5.75 per share for 1997 and $5.45 per share for 1996 which was equal to the fair market value of the shares on the date of grant. The options are exercisable for a period of ten years so long as the director remains with
           the  Company.   The directors were also granted SAR
           in tandem with options granted  to
           them for all grants prior to November 10, 1997.





                                                             F-22
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements



           Warrants

           In connection with the issuance of debt, the Board of Directors granted warrants to purchase an aggregate of 981,667, 466,667 and 150,000 shares of common stock, respectively, during fiscal years 1998, 1997 and 1996, at exercise prices ranging from $0.01 to $6.61 per share for 1998, $7.88 to $14.88 per share for 1997 and $5.45 for 1996. As a result of the 10% stock split, in 1996, certain warrants were increased from 50,000 to 55,000. During fiscal 1998 and 1997,
           466,667 and 100,000, respectively, of the warrants granted above were cancelled as the terms of the
           related  debt  were  renegotiated.   See  Note  3  for
           further discussion of terms. Subsequent to year end, the terms of 55,000 warrants to purchase common stock were revised as discussed in Note 13.

           In fiscal 1998 and 1997 the Board of Directors granted warrants to purchase an aggregate of 91,200 and 238,800 shares of common stock, respectively, to non-affiliates at exercise prices of $2.75 per share for 1998 and $6.88 to $6.98 for 1997. The warrants are exercisable for periods ranging from 12 to 18 months.

           SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income (loss) and net earnings (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no expected dividend yields for all years; expected volatility of 55%, 65% and 69%; risk-free interest rates of 5.82%, 5.91% and 5.18%; and expected lives of 2 years, 1.5 years and 1.5 years for the Plans and stock awards.


                                                             F-23

                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


             Under the accounting provisions for SFAS No. 123, the Company's net earnings (loss) and earnings (loss)per share would have been decreased by the pro forma amounts indicated below:

                             1998           1997         1996

Net earnings (loss)
     As reported        $(13,289,910)      $733,952  $2,852,852

     Pro forma          $(13,457,713)      (801,214)  1,080,620


Earnings (loss)  per
share
    Basic:
       As reported           $(0.78)         $0.05        $0.18

       Pro forma             $(0.79)        $(0.05)       $0.07

    Diluted:
        As reported          $(0.78)         $0.05        $0.18
        Pro forma             (0.79)         (0.05)        0.07


               During the initial phase-in period of SFAS No. 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since the above numbers do not include the effect of options granted prior to December 1995.



                                                             F-24
                                         Executive TeleCard, Ltd.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A summary of the status of the Company's stock option plans and outstanding warrants as of March 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                         1998              1997              1996

                    Number  Weighted  Number  Weighted  Number   Weighted
                        of  Average    of     Average     of     Average
                    Shares  Exercise  Shares  Exercise  Shares   Exercise
                            Price             Price              Price

Outstanding,     1,706,832   $6.58  1,000,042   $5.55   545,977  $2.05-10.89
beginning of  year
Granted          2,710,096    $3.47   849,267   $7.64   843,920  $5.45-6.59
Expired           (986,091)   $6.87  (141,644)  $5.52  (374,150) $2.05-8.16
Exercised         (18,348)    $5.75      (833)  $5.26  (15,705)  $2.05-5.29

Outstanding,end   3,412,489   $3.96  1,706,832  $6.58 1,000,042  $2.05-10.89
of year
Exercisable,end   1,875,860   $5.02  1,302,095  $6.78 1,000,042  $2.05-10.89
of year

Weighted average      $1.41              $1.85            $2.31
fair value of
options and
warrants granted
the year


The following table summarizes information about stock options and warrants outstanding at March 31, 1998:


                               Outstanding           Exercisable
                 Range of   Weighted   Weighted   Weighted  Weighted
                 Exercise    Average  Remaining    Average  Remaining
                  Prices      Number  Contractual   Number  Contractual
                         Outstanding     Life    Exercisable   Life

                  $0.01       15,000       9.75     15,000     9.75
                  $2.11-   2,167,629       4.35    631,000     3.30
                   3.13
                  $5.29-     521,163       7.29    521,163     7.29
                   5.91
                  $6.00-     708,697       5.16    708,697     5.16
                   6.94

     Total        $0.01-   3,412,489       5.87  1,875,860     5.76
                   6.94


                                                             F-25
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


8.   Taxes on  The  Company  has undertaken a study to  simplify  its
      Income   organizational  and  tax  structure  and has identified
               potential  international tax  issues.   In  connection
               with this study, the Company realized it had potential
               tax   liabilities  and  recorded  an  additional   tax
               provision of $1,500,000 in the fourth quarter of 1998 to reserve against liabilities which might arise under
               the  existing  structure.   The  Company's  study   is
               continuing   and  the  eventual  outcome   cannot   be
               predicted with certainty. No tax claims have been asserted against the Company.

               Taxes on income for the
                  years ended March 31, consisted of the following:

                                        1998       1997       1996

               Current:
                   Federal                 $  -   $ 70,000  $ 230,000
                   Foreign              140,000    166,000     64,000
                   State                      -     12,000     20,000
                   Other              1,500,000          -          -


               Total Current          1,640,000    248,000    314,000

               Deferred:
                    Federal         (1,830,000)  (584,000)  (315,000)
                    State             (163,000)   (52,000)   (28,000)

                                    (1,993,000)  (636,000)  (343,000)
               Change in             1,993,000    636,000    343,000
                  valuation
               allowance

               Total                 $1,640,000   $248,000   $314,000

                                                             F-26
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


8.   Taxes     As of March 31, the net deferred tax asset recorded
     on        and its approximate tax effect consisted of the
     Income    following:
     (con't.)

                                      1998        1997        1996
               Net operating loss
               carry-forwards      $3,496,000  $3,036,000  $2,085,000

               Nondeductible        1,295,000           -     314,000
               expense accurals
               Other                  269,000      31,000      32,000

                                    5,060,000   3,067,000   2,431,000
               Valuation           (5,060,000) (3,067,000) (2,431,000)
               allowance

               Net deferred tax
               asset                      $ -         $ -         $ -



                                                             F-27
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


                 As of March 31, 1998, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized based in part on the foreign operations and availability of the operating loss carryforwards to offset only U.S. tax provisions.

                 For  the  years ended March 31, 1998, 1997,  and
                 1996,  a  reconciliation of  the  United  States
                 Federal statutory rate to the effective rate is shown below:

                                       1998      1997      1996

                 Federal tax        (34.0%)     34.0%     34.0%
                 (benefit)
                 computed at
                 statutory rate

                 State tax            (1.0)       1.0       1.0
                 (benefit),
                 net of
                 federal tax
                 benefit

                 Effect of             19.0    (74.0)    (14.0)
                 foreign
                 operations

                 Additional            17.0         -         -
                 taxes

                 Change in              5.0      62.0    (11.0)
                 valuation
                 allowance


                 Total                14.0%     23.0%     10.0%

                 As of March 31, 1998, the Company has net operating loss carryforwards available of approximately $9,450,000 which can offset future years U.S. taxable income. Such carryforwards expire in various years through 2013 and are subject to limitation under the Internal Revenue Code of 1986, as amended.



                                                             F-28
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


9. Segment          The Company is engaged in one business segment
   Information        - Telecommunications Services.

                         The following table presents information about
                            the Company by geographic area:
                                      Asia      North
                        Europe     Pacific     America    Other     Totals

        1998
        Revenue      $2,907,851 $10,880,552 $17,205,572 $2,128,812 $33,122,767

        Operating
        Income        $(513,038)$(1,881,140)$(2,964,220) $(342,026)$(5,700,424)
        (loss)

        Identifiable
        Assets       $4,880,910  $7,169,872 $9,852,242     $997,432 $22,900,456


        1997
        Revenue      $6,169,378 $10,574,659 $13,247,167   $4,003,171 $33,994,375

        Operating
        Income
        (loss)       $  512,886  $1,204,632    $882,492   $(176,446)  $2,423,564

        Identifiable
        Assets       $6,744,909  $4,734,010 $11,636,603    $564,164  $23,679,686


        1996
        Revenue       $8,600,644 $9,153,873  $8,636,057  $3,907,654  $30,298,228

        Operating
        Income
        (loss)        $1,386,829 $1,145,898    $(68,332)   $632,614   $3,097,009

       Identifiable
       Assets         $5,225,110 $3,659,245  $6,578,431  $1,269,288  $16,732,074


                                                             F-29
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements

                    For the years ended March 31, revenues from
                    significant customers consisted of the
                    following:
                                           1998      1997     1996

                    Customer:
                    A                       18%       15%       2%
                    B                       14%        9%       8%
                    C                       11%       12%      15%
                    D                       11%        7%       3%

            Employment Agreements
10.  Commitments
     and              The  Company  and  certain of  its  subsidiaries  have
     Contingencies    agreements  with  certain key  employees  expiring  at
                      varying times over the next three years. The Company's remaining aggregate commitment at March 31, 1998 under such agreements is approximately $810,000.

               The Company and its subsidiaries are also parties to various other legal actions and various claims arising in the ordinary course of business. Management of the Company believes that the disposition of such other actions and claims will not have a material effect on the financial position, operating results or cash flows of the Company.

               Carrier Arrangements

               The Company has entered into agreements with certain long-distance carriers in the United States and with telephone utilities in various foreign countries to transmit telephone signals domestically and internationally. The Company is entirely dependent upon the cooperation of the telephone utilities with which it has made arrangements for its operational and certain of its administrative requirements. The Company's arrangements are nonexclusive and take various forms. Although some of these arrangements are embodied in formal contracts, a telephone utility could cease to accommodate the Company's arrangements at any time. The Company does not foresee any threat to existing arrangements with these utilities, however, depending upon the location of the telephone utility, such action could have a material adverse affect on the Company's financial position, operating results or cash flows.

               Lease Agreements

               The Company leases office space and equipment under various operating leases. As of March 31, 1998, remaining minimum annual rental commitments under noncancelable operating leases are as follows:
                                                                 F-30

                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


                    Year Ended March 31,
                    Total

                        1999                                $  609,428
                        2000                                   384,861
                        2001                                   204,934
                        2002                                    39,596
                        2003                                    41,000
                        Thereafter                             113,105

                                                            $1,392,924

                   Rent expense for the years ended March 31, 1998, 1997 and 1996 was approximately
                   $616,000, $406,000 and $197,000, respectively.

11. Government The telephone calling card industry is highly Regulations competitive and subject to extensive government regulations, both in the United States and  abroad.
                  Pursuant  to  the Federal Communications  Act,  the
                  Federal   Communications  Commission   ("FCC")   is
                  required  to  regulate the telephone  communication
                  industry  in the United States.  Under current  FCC
                  policy,  telecommunication carriers, including  the
                  Company, who resell the domestic services of  other
                  carriers  and  who  do  not  own  telecommunication
                  facilities of their own, are considered to be  non-
                  dominant and, as a result, are subject to the least
                  rigorous regulation.  Telecommunications activities
                  are also subject to government regulations in every
                  country  throughout  the world.   The  Company  has
                  numerous   licenses,   agreements,   or   equipment
                  approvals in foreign countries where operations are
                  conducted.   To  date,  the Company  has  not  been
                  required to comply or been notified that it  cannot
                  comply  with any material international regulations
                  in   order   to   pursue  its   existing   business
                  activities.  There  can be no assurances,  however,
                  that   in  the  current  United  States  regulatory
                  environment,  including the present  level  of  FCC
                  regulations, that the Company will continue  to  be
                  considered  non-dominant and that  various  foreign
                  governmental  authorities will not seek  to  assert
                  jurisdiction  over  the Company's  rates  or  other
                  aspects  of  its  calling services.   Such  changes
                  could  have  a  material  adverse  affect  on   the
                  Company's financial condition, operating results or cash flows.








                                                             F-31
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


12. Fourth The Company recorded in the fourth quarter certain Quarter adjustments relative to warrants issued in connection Adjustments with debt, proxy related litigation settlement costs and taxes amounting to an aggregate of $5,479,000 which are discussed in Notes 3, 5 and 8 to the consolidated financial statements.

13. On June 17, 1998, the Company, IDX International, Inc., Subsequent a privately held company located in Northern Virginia
       Events ("IDX"),  EXTEL Merger Sub No. 1, Inc., a  wholly-owned subsidiary of the Company ("Merger Sub"), and the stockholders of IDX (the "Stockholders") entered into an Agreement and Plan of Merger (the "IDX Merger Agreement"), pursuant to which IDX will merge with and into Merger Sub, with Merger Sub being the surviving corporation and thereby becoming a wholly-owned subsidiary of the Company (the "Merger"). The name of the surviving corporation will be IDX International, Inc.

              The IDX Merger Agreement provides that all of the shares of common stock, no par value ("IDX Common Stock"), and all of the shares of preferred stock, no par value, of IDX, issued and outstanding immediately prior to the effective time of the Merger (excluding any treasury shares), shall be converted into and exchanged for, in the aggregate, the right to receive
              (a) 500,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share, convertible into 2,500,000 shares of common stock of the Company at the end of one year ("Company Convertible Preferred Stock"), and warrants to purchase up to 2,500,000 shares of common stock of the Company subject to achieving certain revenue and cash flow objectives and
              (b) $5,000,000 in cash, decreased based upon the satisfaction of certain indebtedness of IDX and other amounts to be deducted as provided for in the IDX Merger Agreement. The warrants are convertible only to the extent that IDX achieves certain revenue and cash flow goals over the twelve months following closing. The Company has also guaranteed a price of $8.00 per share to recipients of the Company's common stock at the date the preferred stocks and warrants are convertible, subject to IDX's achievement of certain revenue and cash flow objectives.



              The Company has also executed letters of intent to acquire, subject to obtaining financing, substantially all of the assets of two other companies. The cash element of the aggregated purchase prices for these potential acquisitions is approximately $3,500,000 and liabilities to be assumed, principally long-term, aggregate $4,650,000. In addition, the Company will issue 375,000 warrants to purchase common stock.




                                                                 F-32
                                         Executive TeleCard, Ltd.

                       Notes to Consolidated Financial Statements


              In  June 1998, the Company borrowed $1.0 million from an
              existing  stockholder.   The  loan  bears  interest  at
              8.875%  and  is  payable in December 1999.   Under  the
              terms   of  the  agreement,  the  stockholder  received
              warrants to purchase 67,000 shares of common stock at a price of $3.03 per share, exercisable for a period of
              three   years.   The  stockholder  also   received   as
              consideration for the loan the repricing and extension of a warrant for 55,000 shares which is now exercisable on or before February 29, 2001 at a price of $3.75 per share.

















                                 Balance of page intentionally
left blank



                                                             F-33

                                         Executive TeleCard, Ltd.

                  Schedule II - Valuation and Qualifying Accounts



Allowance for Doubtful Accounts


                             Balance    Charged               Balance
                                  at         to
                           Beginning   Cost and               at End of
Description                of Period   Expenses  Deductions     Period



Year Ended March 31, 1998    $372,988  $1,433,939 $334,730  $1,472,197


Year Ended March 31, 1997    $625,864     $55,122 $307,998    $372,988


Year Ended March 31, 1996    $818,052    $264,559 $456,747    $625,864

























                                                             F-34



ITEM  9  -  Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosures

None.

Executive TeleCard, Ltd.

Part III

ITEM 10 - Directors and Executive Officers of the Registrant

     Set forth below are the names of all Directors and executive officers of the Company, all positions and offices held by each such person, the period during which each person has served as such, and the principal occupations and employment of each such person during the last five years:

Directors and Executive Officers

      CHRISTOPHER J. VIZAS, age 48, has been a Director of the Company since October 25, 1997 and the Chairman of the Board of Directors since November 10, 1997. Mr. Vizas served as the Company's acting Chief Executive Officer from November 10, 1997 to December 5, 1997, on which date he became the Company's Chief Executive Officer. Prior to joining the Company, Mr. Vizas was a co-founder of, and since October 1995, has served as Chief Executive Officer of Quo Vadis International, an investment and financial advisory firm. Prior to forming Quo Vadis International, he was Chief Executive Officer of Millennium Capital Development, a merchant banking firm, and of its predecessor Kouri Telecommunications & Technology. From April 1987 to 1992, Mr. Vizas served as Vice Chairman of Orion Network Systems, Inc., a satellite communications company ("Orion"), and served as a Director of Orion from 1982 until 1992. Mr. Vizas has held various positions in the United States government.

      EDWARD J. GERRITY, JR., age 74, has been a Director of the Company since its inception. He is a business consultant and President of Ned Gerrity & Associates, a consulting firm, begun in 1985. Mr. Gerrity has also served as Chairman of the Company's Board of Directors. Mr. Gerrity served as an officer of ITT Corp. from 1961 to 1985. While at ITT Corp., he was a member of the Management Policy Committee, Director of Corporate and Government Relations on a worldwide basis and a Director of several ITT Corp. subsidiaries. He retired from ITT Corp. in February 1985. Mr. Gerrity was the President of American National Collection Corp., a New York corporation, from 1993 to 1995 and he was a director of Residual Corporation from 1987 until October 1994. See "Certain Relationships and Related Transactions" below.

     ANTHONY BALINGER, age 44, has been a Director of the Company since March 15, 1995. He served as the Company's President from April 25, 1995 to November 10, 1997 and also served as the Company's Chief Executive Officer from January 3, 1997 to November 10, 1997. On November 10, 1997, he was appointed Senior Vice President and Vice Chairman of the Company. Mr. Balinger has held a variety of positions at the Company since his arrival in September 1993, including Chief Operating Officer and Director of the Company's Asia-Pacific Operations. Mr. Balinger started his career in 1971 with British Telecom as a digital systems design engineer. In 1983, he joined the Cable & Wireless Federation, an international alliance of companies that provide telephone, cable and wireless operations in over 50 countries, where he performed much of the early design work for the Mercury Communications Optical Fiber National Digital Network. In 1989, Mr. Balinger moved to New York where he headed the Banking and Finance division for Cable & Wireless Americas, Inc. from 1989 to 1992. In 1992, while still at Cable & Wireless, Mr. Balinger was appointed International Product Manager for Optus Communications, where he remained until he joined the Company. Mr. Balinger is a Director and 45% stockholder of Executive Card Services HK Ltd. which provides printing services to an affiliate of the Company in Hong Kong. See "Certain Relationships and Related Transactions" below.

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

      RICHARD A. KRINSLEY, age 67, has been a Director of the Company since June 30, 1995. Mr. Krinsley retired in 1991 as the Executive Vice President and Publisher of Scholastic Inc.; a publicly held company traded on the Nasdaq Stock Market. He is presently, and has been since 1991, a member of Scholastic's Board of Directors. While employed by Scholastic between 1983 and 1991, Mr. Krinsley, among many other duties, served on that company's management committee. From 1961 to 1983, Mr. Krinsley was employed by Random House where he held, among other positions, the post of Executive Vice President. At Random House, Mr. Krinsley also served on that company's executive committee.

      JAMES O. HOWARD, age 55, has been a Director of the Company since January 16, 1998. Since 1990, Mr. Howard has served as the Chief Financial Officer and a member of the management committee of Benton International, Inc., a wholly owned subsidiary of Perot Systems Corporation. From 1981 to 1990, Mr. Howard was employed by Benton International, Inc. as a consultant and sector manager. Prior to joining Benton International, Inc., Mr. Howard held a number of legal positions in the federal government, including General Counsel of the National Commission on Electronic Funds Transfer.

      MARTIN SAMUELS, age 54, has been a Director of the Company since October 25, 1997. Mr. Samuels is an entrepreneur, strategic business planner and professional investor with over twenty years of experience. Mr. Samuels' current project is Y2K Strategies Corp. ("YSC"), a liaison company that Mr. Samuels co founded in 1997. Mr. Samuels is a principal, director and senior vice president of YSC. Mr. Samuels' responsibilities at YSC include identifying, negotiating with and contracting with the
Year 2000 service providers and systems integrators that YSC assists with their marketing, proposal development and ongoing business relationship management. YSC also works with significant public and private sector institutions in identifying, coordinating and fulfilling their Year 2000 remediation requirements.

     DONALD H. SLEDGE, age 57, has been a Director of the Company since November 10, 1997. Mr. Sledge has served as vice chairman, President and Chief Executive Officer of TeleHub Communications Corp., a privately held technology development company, since 1996. Mr. Sledge served as President and Chief Operating Officer of West Coast Telecommunications, Inc., a long distance company, from 1994 to 1995. From 1993 to 1994, Mr. Sledge was employed by New T&T, a Hong Kong-based company, as its head of operations. Mr. Sledge was Chairman and Chief Executive Officer of Telecom New Zealand International from 1991 to 1993 and the Managing Director of Telecom New Zealand International's largest local carrier from 1988 to 1991. Mr. Sledge is currently Chairman of the Board of United Digital Network, a small interexchange carrier that operates primarily in Texas, Oklahoma, Arizona and California. Mr. Sledge is a member of the Board of Advisors of DataProse and serves as a director of AirCell Communications, Inc. He also serves as advisor and board member to several small technology-based start-up companies.

      JOHN E. KOONCE, age 56, has been a Director of the Company since March 27, 1998. In April 1998 Mr. Koonce was also engaged to serve as a financial advisor to the Company (see "Compensation of Directors" below). Mr. Koonce served as Chief Financial Officer of Orion from 1990 to 1993. During 1981-89, Mr. Koonce was employed by Biotech Capital Corporation and its successor, Infotechnology, Inc. where he served in the positions of Chief Financial Officer and President. During this time, he also served on the boards of several public and private companies. Prior to 1981, Mr. Koonce worked for the accounting firm Price Waterhouse at various domestic and foreign offices.

      ALLEN MANDEL, age 59, was named Senior Vice President in 1991 and a Director of the Company in 1990. He resigned from the Board of Directors on March 29, 1995 and as Senior Vice President on August 18, 1995 in connection with the then ongoing proxy contest. Mr. Mandel was engaged to serve as a consultant to the Company concerning accounting and financial matters on August 18, 1995 and was renamed an officer of the Company on September 27, 1995, when he became Executive Vice President - Finance and Administration and Chief Financial Officer, in which post he served until December 1997. Mr. Mandel currently serves as Senior Vice President, Corporate Affairs of the Company. Mr. Mandel is a Certified Public Accountant. He was an officer of Residual Corporation from 1991 to March 1995. See "Certain Relationships and Related Transactions" below.

      COLIN SMITH, age 54, was named Vice President of Legal Affairs and General Counsel of the Company on February 1, 1998. From 1972 to February 1998, Mr. Smith was a professor of law at the New England School of Law. Mr. Smith's areas of legal expertise include business organizations, dispute resolution and practice management. In addition to his teaching, Mr. Smith also ran a private consulting practice that specialized in issues of corporate governance and entrepreneurial ventures.

      RONALD A. FRIED, age 38, was named Vice President of Development of the Company on February 20, 1998. Prior to joining the Company, Mr. Fried worked for a subsidiary of Sun Healthcare Group, Inc. (formerly Regency Health Services) as Vice President of Business Development from January 1997 to March 1998. Mr. Fried served as the Director of Development for Vitas Healthcare Corporation from June 1992 to January 1997. From March 1983 to May 1985. Mr. Fried worked as Director of Regulatory Affairs for a subsidiary of Orion, Orion Satellite Corporation.

      ANNE HAAS, age 47, was appointed Vice President, Controller and Treasurer of the Company on October 21, 1997. Ms. Haas served as the Vice President of Finance of Centennial Communications Corp., a start-up multi-national two way radio company, during 1996-97. From 1992 to 1996 Ms. Haas served as Controller of Quark, Inc., a multi-national desk top publishing software company. Prior to 1992, Ms. Haas worked for the accounting firm of Price Waterhouse in San Jose, California and Denver, Colorado.

      Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive Officers serve at the pleasure of the Board or until the next annual meeting of stockholders. There are no family relationships between the Company's Directors and Executive Officers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Those persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all reports filed pursuant to Section 16(a). Based solely upon its review of the copies of such reports furnished to the Company by its directors and officers during and with respect to the fiscal year 1998, the Company believes that all reports were submitted on a timely basis.

ITEM 11 - Executive Compensation

The following table summarizes the compensation for the three fiscal years ended March 31, 1998, 1997 and 1996 of the
Company's Chief Executive Officer and the most highly compensated other executive officers whose total annual salary and bonus exceed $100,000.

                                                           Long-Term
                                                          Compensation
                          Annual Compensation                Awards
                                            Other                 Securities
                                           Annual     Restricted  Underlying
Name and               Salary    Bonus   Compensation   Stock    Options/SARs
Principal       Year    ($)       ($)        ($)       Awards ($)      (#)
Position
Christopher
  J. Vizas       1998  $62,308    $0         $0           $0         520,000
CEO(1)           1997        0     0          0            0               0
                 1996        0     0          0            0               0
Anthony Balinger 1998 $150,000    $0         $0           $0          84,310
 Senior   Vice
 President       1997  109,612  8,000     28,500       7,875          50,000
 and Vice
 Chairman(2)     1996   86,673      0     27,000           0          11,000
Allen   Mandel   1998 $105,000     $0         $0          $0          87,676
Senior  Vice     1997  105,404      0          0           0          40,000
President  (3)   1996  101,635      0          0           0          55,000

______________________________
(1)Mr. Vizas has served as the Company's Chief Executive Officer since December 5, 1997. From November 10, 1997 to December
5,  1997,  Mr.  Vizas  served as the  Company's  acting  Chief
Executive Officer. Mr. Vizas' employment agreement provides for a base salary of $200,000, performance based bonuses of up to 50% of base salary and options to purchase up to 500,000 shares, subject to various performance criteria. See "Employment Agreements and Termination of Employment and Change in Control Arrangements."

  (2) Mr. Balinger served as the Company's President from April 1995 until November 10, 1997. Mr. Balinger served as Chief Executive Officer from January 3, 1997 through November 10, 1997. Amounts shown as Other Annual Compensation consist of an annual housing allowance paid to Mr. Balinger while he resided in Hong Kong and while he resides in the United States.

(3) Mr. Mandel has served as the Company's Senior Vice President,
Corporate  Affairs  of  the Company          since  December  31,
1997. Mr. Mandel served as the Company's Executive Vice President - Finance and Administration and Chief Financial Officer from September 27, 1995 until December 31, 1997. Mr. Mandel's employment agreement provides for a base salary of $105,000.

Option/SAR Grants in Last Fiscal Year

      The following table sets forth the information concerning individual grants of stock options and stock appreciation rights
("SARs")  during  the  last fiscal year  to  each  of  the  named
Executive Officers during such period.

Individual Grants
                             Percent of                           Potential Realizable
                 Number of   Total                                Value at Assumable
                 Securities  Options/SARs   Exercise              Annual Rates of Stock
                 Underlying  Granted to     or Base               Price Appreciation for
                 Options/SARs Employees in  Price      Expiration Option Term
                 Granted(#)(1) Fiscal Year(2) ($/share) Date       5%           10%
Christopher   J. 200,000       12.06%         $2.32     12/05/02  $126,408  $281,022
Vizas  (3)
                  20,000        1.21%         $2.625    12/05/02     6,541    22,002

                 150,000        9.04%         $3.50     12/05/02         0    33,766

                 150,000        9.04%         $4.50     12/05/02         0         0

Anthony Balinger  84,310        5.08%         $2.625    11/10/02    61,145   135,114                        4
Allen  Mandel     87,676        5.29%         $2.32     12/05/02    55,415   123,194

(1)  All  of the options and related SARs granted in fiscal  1998 to the named Executive Officers have a five year term.

(2) A total of 1,669,629 options were granted to employees of the Company in fiscal 1998.

(3) On December 5, 1997, in connection with his employment agreement, Mr. Vizas has been granted a total of 500,000
options        with  a  five  year  term,  subject   to   various
performance    criteria.    See   "Employment   Agreements    and
Termination   of Employment   and   Change      in    Control
     Arrangements."

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table sets forth information concerning each exercise of stock options during the last fiscal year by each of the named Executive Officers during such fiscal year and the fiscal year end value of unexercised options.

              Shares
              Acquired          Number of Securities
                 on    Value   Underlying Unexercised    Value of Unexercised
              Exercise Realized   Options/SARs at       "In-the-Money" Options
Name             (#)     ($)   Fiscal Year-End(#)(1)(2)   Fiscal Year-End($)(2)
                          Unexercisable Exercisable Unexercisable Exercisable
Christopher J.   0       0     450,000     70,000     $  148,950    $63,410
Vizas
Allen Mandel     0       0      87,676          0     $   87,062    $     0
Anthony          0       0      10,000     74,310     $    6,880    $51,125
Balinger

(1)  Represents the aggregate number of stock options held as  of
March   31,   1998,  including those which can and  those   which
cannot be exercised pursuant to the terms and provisions of the Company's current stock option plans.

(2)  Values   were   calculated   by  multiplying   the   closing
transaction   price  of the common stock as   reported   on   the
Nasdaq National Market on March 31, 1998 of $3.3125 by the respective number of shares of common stock and subtracting the exercise price per share, without any adjustment for any termination or vesting contingencies.

Compensation of Directors

     Effective November 10, 1997, and contingent upon the Company experiencing a fiscal quarter of profitability, members of the Board receive a Director's fee of $500 for each regular meeting and committee meeting attended. Directors of the Company are also reimbursed for expenses incurred in connection with attendance at Board meetings.

     During the fiscal years ended 1995, 1996 and 1997, under the Company's 1995 Directors Stock Option and Appreciation Rights Plan (as amended, the "Directors Stock Option Plan"), which then provided for automatic annual grants, each Director received an annual grant of ten year options to purchase 10,000 shares at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Commencing with the amendments to the Directors Stock Option Plan which were approved by the Company's stockholders at the 1997 annual meeting held on February 26, 1998, options to Directors may be made at the discretion of the Board of Directors or Compensation Committee and there are no automatic grants.

      Effective November 10, 1997, each Director who continued to serve on the Board after subsequent stockholder meetings (other than members of the Compensation Committee) was granted two options under the Directors Stock Option Plan, each to purchase 10,000 shares of common stock with each option being effective for five years terms commencing on April 1, 1998 and 1999, respectively, with each such option vesting only upon the achievement of certain corporate economic and financial goals to be set by the Board and having an exercise price per share equal to the market price per share at the close of trading on the date they become effective.

      On November 10, 1997, each of Messrs. Gerrity, Warnes, Krinsley, Balinger, Sledge and Samuels received an option to purchase 10,000 shares of common stock exercisable at $2.625 per share, the fair market value on the date of the grant. These options vest on October 1, 1998 if the Company achieves a 20% increase in annual gross revenues for the period October 1, 1997 through September 30, 1998 and are for a term of five years. In addition, Mr. Sledge was granted an option on November 10, 1997 to purchase 20,000 shares of common stock at $2.625 per share, the fair market value on the date of the grant, which vested on the grant date and has a term of five years. Also on November 10, 1997, Mr. Balinger was granted new options to purchase 74,310 shares of common stock exercisable at $2.625 per share, the fair market value on the date of the grant, in exchange for the surrender of options previously issued to Mr. Balinger to purchase the same number of shares of common stock. On December 5, 1997, Mr. Samuels was granted an option to purchase 5,000 shares of common stock at $2.625 per share, the fair market value on the date of the grant, which vested on the grant date and has a term of five years.

      In connection with his new employment agreement with the Company, on December 5, 1987, Mr. Vizas was granted options to purchase an aggregate of 500,000 shares of common stock that superseded all other option grants that Mr. Vizas received as either an officer or director of the Company. See "Employment
Agreements and Termination of Employment and Change in Control Arrangements" below.

       Following the February 26, 1998 annual meeting of stockholders, each of the present members of the Board of Directors, except for Messrs. Vizas and Balinger, received options to purchase 10,000 shares of common stock. Such options have a term of five years commencing on April 1, 1998, with each such option vesting only upon the achievement of certain corporate economic and financial goals to be set by the Board and having an exercise price per share equal to $3.19, the market price per share at the close of trading on April 1, 1998.

      On April 16, 1998, Mr. Balinger was granted options to purchase an aggregate of 10,000 shares of common stock. Such options have a term of five years and vest in three equal annual installments, beginning in April 16, 1999, at an exercise price per share equal to $3.68, the fair market value on the date of the grant.

Employment Agreements and Termination of Employment and Change in
Control Arrangements

     Effective December 5, 1997, the Company entered into a three year employment agreement with Christopher J. Vizas, the Chief Executive Officer of the Company. Mr. Vizas' employment agreement provides for a minimum salary of $200,000 per annum, reimbursement of certain expenses, annual bonuses based on financial performance targets to be adopted by the Company and Mr. Vizas, and the grant of options to purchase an aggregate of 500,000 shares of common stock. The options granted to Mr. Vizas pursuant to his employment agreement are comprised of options to purchase 50,000 shares of common stock at an exercise price of $2.32 which vested upon their grant, options to purchase 50,000 shares of common stock at an exercise price of $2.32 which vest on December 5, 1998 (contingent upon Mr. Vizas' continued employment as of such date), options to purchase up to 100,000 shares of common stock at an exercise price of $2.32 which vest on December 5, 1998 (contingent upon Mr. Vizas' continued employment as of such date and the attainment of certain financial performance targets), options to purchase 50,000 shares at an exercise price of $3.50 which vest on December 5, 1999
(contingent  upon  Mr.  Vizas' continued employment  as  of  such date), options to purchase up to 100,000 shares of common stock at an exercise price of $3.50 which vest on December 5, 1999 (contingent upon Mr. Vizas' continued employment as of such date and the attainment of certain financial performance targets), options to purchase 50,000 shares at an exercise price of $4.50 which vest on December 5, 2000 (contingent upon Mr. Vizas' continued employment as of such date), and options to purchase up to 100,000 shares of common stock at an exercise price of $4.50 which vest on December 5, 2000 (contingent upon Mr. Vizas' continued employment as of such date and the attainment of certain financial performance targets). Each of the options have a term of five years.

      Mr. Vizas' employment agreement provides that, if the Company terminates Mr. Vizas' employment other than pursuant to a "termination for cause", Mr. Vizas shall continue to receive, for one year commencing on the date of such termination, his full base salary, any bonus that is earned after the termination of employment, and all other benefits and compensation that Mr. Vizas would have been entitled to under his employment agreement in the absence of termination of employment (the "Vizas Severance Amount"). "Termination for cause" is defined as termination by the Company because of personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses), or material breach of any provision of his employment agreement.

      In the event there is an early termination of Mr. Vizas' employment following a "change of control," Mr. Vizas would be entitled to a lump cash payment equal to the Vizas Severance Amount. Additionally, if during the term of Mr. Vizas' employment agreement there is a "change in control" of the Company and in connection with or within two years after such change of control the Company terminates Mr. Vizas' employment other than "termination for cause," all of the options described above will vest in full to the extent and at such time that such options would have vested if Mr. Vizas had remained employed for the remainder of the term of his employment agreement. A "change of control" is deemed to have taken place under Mr. Vizas employment agreement, among other things, if (i) any person becomes the beneficial owner of 20% or more of the total number of voting shares of the Company; (ii) any person becomes the beneficial owner of 10% or more, but less than 20%, of the total number of voting shares of the Company, if the Board of Directors makes a determination that such beneficial ownership constitutes or will constitute control of the Company; or (iii) as the result of any business combination, the persons who were directors of the Company before such transaction shall cease to constitute at least two-thirds of the Board of Directors.

      On September 22, 1997, the Company entered into a new three year employment agreement with Anthony Balinger. Pursuant to his new employment agreement, Mr. Balinger served as the Company's President and Chief Executive Officer until November 10, 1997 when he resigned that position and was appointed Senior Vice President and Vice Chairman of the Company. Mr. Balinger's employment agreement provides for a minimum salary of $150,000 per annum, reimbursement of certain expenses, a $1,600 per month housing allowance, and payment for health, dental and disability insurance and various other benefits. Mr. Balinger's employment agreement also provides for payment of one year severance pay paid out over time, relocation to the Philippines, buy-out of his auto lease and a 90 day exercise period for his vested options after termination if the Company terminates Mr. Balinger without "cause." "Cause" is defined as any criminal conviction for an offense by Mr. Balinger involving dishonesty or moral turpitude, any misappropriation of Company funds or property or a willful disregard of any directive of the Company's Board of Directors. This employment agreement superseded a prior employment agreement.

On September 22, 1997, the Company entered into a three year employment agreement with Allen Mandel pursuant to which Mr.
Mandel agreed to serve as a Senior Vice President of the Company. Mr. Mandel's employment agreement provides for a minimum salary of $105,000 per annum, reimbursement of certain expenses and payment for health, dental and disability insurance and various other benefits. Mr. Mandel's employment agreement also provides for payment of one year severance pay paid out over time and a 90 day exercise period for his vested options after termination if Mr. Mandel is terminated without "cause." In addition, if Mr. Mandel is terminated without "cause," his obligation to repay a 1991 loan from the Company in the amount of $25,000 would be forgiven.
"Cause"  is defined  as  any  criminal  conviction  for   an
offense by Mr. Mandel involving dishonesty or moral turpitude, any misappropriation of Company funds or property or a willful disregard of any directive of the Company's Board of Directors. This employment agreement superseded a prior employment agreement. Compensation Committee Interlocks and Insider Participation None.

Compensation Committee Report on Executive Compensation

The Compensation Committee is responsible for approving all compensation for senior officers and employees, making recommendations to the Board with respect to the grant of stock options and eligibility requirements, including grants under and the requirements of the Company's stock option plans and may make grants to directors under the Directors Stock Option Plan. The Compensation Committee believes that the actions of each executive officer have the potential to impact the short-term and long-term profitability of the Company and considers the impact of each executive officer's performance in designing and administering the executive compensation program.

      During the fiscal year 1998, the Company, under the direction the Company's new Chairman and Chief Executive Officer (retained in December 1998), hired a number of new executive officers. Compensation for new executive officers was negotiated with each officer. The Compensation Committee has obtained two salary surveys, obtained by the Company, regarding the compensation practices of other companies in the communications or related industries and believes that the new executive officers' compensation is consistent with salary surveys. In setting compensation, the Compensation Committee adhered to the following philosophy, objectives and policies:

      Philosophy and Objectives. The purpose of the Company's executive compensation program is to: (i) attract, motivate and retain key executives responsible for the success of the Company as a whole; (ii) increase stockholder value; (iii) increase the overall performance of the Company; and (iv) increase the performance of the individual executive.

       Executive Compensation Policies. The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate compensation with the Company's short-term and long-term performance goals, reward above-average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. The two salary surveys, indicate that the levels of the executive officers' overall compensation is to be at or below the mid range of salaries of similarly situated senior executives in the communications or related industries. In determining the incentive portions of executive compensation levels, particular factors apart from industry comparables which the Compensation Committee believes are important are growth in revenues, completion of the Company's financing plans, or other major transactions or corporate goals, implementation of the Company's strategic plan and, on a longer term basis, growth in stockholder value measured by stock price.

      The Company's executive compensation structure is comprised of base salary, annual cash performance bonuses, long-term compensation in the form of stock option grants, and various benefits, including medical, and other benefits generally available to all employees of the Company.

      Base Salary. In establishing appropriate levels of base salary, the Compensation Committee negotiated with its new executives, considering their functions, the significant level of commitment required to move the Company to the next level, the size and growth rate of the Company and other factors. The Compensation Committee has obtained the salary surveys of similar companies in the local area. According to the surveys, executive base salaries for fiscal 1998 generally were in the mid range salary levels of similarly sized companies in similar industries.

        During    fiscal   1998,   the   Compensation   Committee
established the salary level for the Company's new Chairman and Chief Executive Officer, Christopher J. Vizas. See "Employment
Agreements" below for applicable detail.

       Annual Performance Bonuses. During fiscal 1998, the Compensation Committee placed increased reliance on cash bonuses as a significant portion of compensation for executives. Generally, potential bonuses have ranged up to 50% of a senior executive's annual base salary and are paid on an quarterly or annual basis. The actual amount of a bonus grant is determined based upon performance criteria detailed in written performance goals established based upon discussions between the senior executive and the Company's human resource and/or senior management. Performance criteria include the achievement of financial targets expressed in gross revenues and EBITDA and other criteria based upon the Company's performance and the individual's achievements during the course of the year.

       Salary  Increases  and  Bonus  Awards:   The  Compensation
Committee expects that future salary increases and bonuses will be based on performance, either by the Company or individual performance by the executive officer.

       Stock Options and Stock Appreciation Rights: The Compensation Committee expects that stock options will continue to play an important role in executive officer compensation. The Compensation Committee has decided not to grant any more tandem stock appreciation rights with stock options. The members of the Committee believe that stock options not only encourage performance by the Company's executive officers but they align the interests of the Company's executive officers with the interests of the Company's stockholders. The number of stock options granted to each senior executive officer is determined subjectively, both at the time such executive is hired by the Company and subsequently for performance achievement, based on a number of factors, including the individual's anticipated degree of responsibility, salary level, performance milestones achieved and stock option awards by other similarly sized communications or related companies. Stock option grants by the Compensation Committee generally are under the Company's employee stock option and appreciation rights plan at the prevailing market value and will have value only if the Company's stock price increases. Grants made by the Compensation Committee generally vest in equal annual installments over the five year grant period; executives must be employed by the Company at the time of vesting in order to exercise the options. Option grants to Messrs. Vizas, Mandel and Balinger are discussed above under "Employment Agreements and Termination of Employment and Change in Control Arrangements."

      Employment Agreements. In September 1997, the Compensation Committee authorized new employment agreements with Messrs. Mandel and Balinger. In exchange for three year commitments to the Company, the new agreements provide these two officers with varying degrees of specified benefits, including life, disability, health and dental insurance, retirement benefits, post-employment relocation costs and travel expense reimbursements. The agreements with both officers are described above under "Employment Agreements and Termination of Employment and Change in Control Arrangements." The salaries and other cash compensation were based upon the officers' previous employment agreements and negotiations with the officers.

      In December 1997, the Compensation Committee authorized an employment agreement with Mr. Vizas in connection with his retention as Chief Executive Officer. The compensation levels reflected in Mr. Vizas' employment agreement were based on negotiations with Mr. Vizas and information on appropriate compensation levels for the position obtained from an executive search firm retained by the Company to help locate a chief executive officer. Mr. Vizas' employment agreement reflects the increased emphasis placed by the Compensation Committee on stock options that are tied to performance as a component of executive officer compensation. Mr. Vizas' employment agreement provides for the grant of options to purchase up to 500,000 shares of common stock, of which 60% are tied to the attainment of certain financial performance targets.

ITEM  12  -  Security Ownership of Certain Beneficial Owners  and
Management

Security Ownership of Management

      The following table sets forth the number and percentage of shares of the Company's common stock owned beneficially, as of May 31, 1998, by each Director and executive officer of the Company, and by all Directors and executive officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address         Number of Shares    Percent of
of Beneficial Owner      Owned of Record     Common stock
                         and Beneficially(1) Outstanding (2)

Christopher J. Vizas     110,000 (3)               *
2000 Pennsylvania
Avenue, N.W.
Suite 4800
Washington, D.C.  20006

Edward J. Gerrity, Jr.   91,791 (4)                *
7 Sunset Lane
Rye, New York  10580

Anthony Balinger         75,310 (5)                *
450 Tappan Road
Norwood,   New   Jersey
07648

David W. Warnes          21,000 (6)                *
1330 Charleston Road
Mountain          View,
California  94043

Richard A. Krinsley      75,182 (7)                *
201 West Lyon Farm
Greenwich,  Connecticut
06831

Martin L. Samuels        62,000 (8)                *
3675 Delmont Avenue
Oakland,     California
94605

Donald H. Sledge         20,000 (9)                *
2033 N. Main Street
Suite 340
Walnut           Creek,
California  94043

James O. Howard          10,000 (10)               *
2601   Airport   Drive,
Suite 370
Torrance,    California
90505

John E. Koonce                0 (11)               0%
11416 Empire Lane
Rockville,     Maryland
20852

Allen Mandel             37,132 (12)               *
9362  S. Mountain Brush
Street
Highlands   Ranch,
Colorado  80126

Colin Smith                   0 (13)               0%
1720  S. Bellaire Street
Denver, Colorado
80222

Ronald A. Fried               0 (14)               0%
1720  S.  Bellaire  Street
Denver,  Colorado
80222

Anne Haas                5,000 (15)                *
1720  S.  Bellaire  Street
Denver,  Colorado
80222

All   Named   Executive  507,415 (16)           2.93 %
Officers  and Directors
as        a       Group
(13 persons)
________________________
* Less than 1%

(1)In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from May 31, 1998. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. This table includes shares of common stock subject to outstanding options granted pursuant to the Company's option plans.

(2)For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or
conversion  privileges   held  by   such   beneficial   owner
exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(3)Includes  options to purchase 70,000 shares  of  common  stock exercisable  within  60  days from May  31,  1998. Does  not
include   options  to purchase 460,000 shares of   common   stock
which are not exercisable within such period.

(4)Includes 1,100 shares held by Mr. Gerrity as a trustee and options to purchase 85,691 shares of common stock exercisable within 60 days from May 31, 1998. Does not include options to purchase 20,000 shares of common stock which are not exercisable within such period.

(5)Includes  options to purchase 74,310 shares  of  common  stock exercisable  within  60  days from May  31,  1998. Does  not
include   options  to purchase 30,000 shares  of   common   stock
which are not exercisable within such period.

(6)Consists   solely   of  options  to  purchase   common   stock
   exercisable  within  60  days from May  31,  1998.   Does  not
include   options  to purchase 20,000 shares  of   common   stock
which are not exercisable within such period.

(7)Includes  options to purchase 21,000 shares  of  common  stock exercisable  within  60  days from May  31,  1998. Does  not
include   options  to purchase 20,000 shares  of   common   stock
which are not exercisable within such period.

(8)Includes 56,000 shares held by Mr. Samuels as an estate executor and options to purchase 5,000 shares of common stock exercisable within 60 days from May 31, 1998. Does not include options to purchase 20,000 shares of common stock which are not exercisable within such period.

(9)Consists   solely   of  options  to  purchase   common   stock
   exercisable  within  60  days from May  31,  1998.   Does  not
include   options  to purchase 20,000 shares  of   common   stock
which are not exercisable within such period.

(10)Consists   solely  of  options  to  purchase   common   stock
   exercisable  within  60  days from May  31,  1998.   Does  not
include   options  to purchase 10,000 shares  of   common   stock
which are not exercisable within such period.

(11)Does  not include options to purchase 75,000 shares of common
stock   which are not exercisable within 60 days from   May   31,
1998.

(12)Includes  options to purchase 29,222 shares of  common  stock exercisable  within  60  days from May  31,  1998. Does  not
include   options  to purchase 68,454 shares  of   common   stock
which are not exercisable within such period.

(13)Does  not   include  options to purchase  100,000  shares  of
common   stock  not  exercisable within 60 days  from   May   31,
1998.

(14)Does  not   include  options to purchase  100,000  shares  of
common   stock  not  exercisable within 60 days  from   May   31,
1998.

(15)Consists   solely  of  options  to  purchase   common   stock
exercisable   within  60  days from May  31,  1998.    Does   not
include   options  to purchase 25,000 shares  of   common   stock
which are not exercisable within such period.

(16)  Includes options to purchase 341,223 shares of common stock
exercisable within 60 days from May 31, 1998.  Does not   include
options   to  purchase  968,454  shares  of  common   stock   not
exercisable within such period.

Security Ownership of Certain Beneficial Owners

      The following table sets forth the number and percentage of shares of the Company's common stock owned beneficially, as of May 31, 1998, by any person who is known to the Company to be the beneficial owner of 5% or more of such common stock. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                         Number of Shares     Percent of
Name and Address         Owned of Record      Common stock
of Beneficial Owner      and Beneficially(1)  Outstanding (2)

Ronald L. Jensen            1,425,000            8.2%
5215 N. O'Connor, #300
Irving, Texas 75039

Network   Data   Systems    1,351,536            7.8% Limited(3)
44 The Fairways II
Cranberry Village
Colingwood, Ontario  L9Y4S9

(1)In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from May 31, 1998. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.

(2)For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(3)Includes options to purchase 200,000 shares of common stock. Also includes 308,386 shares of the Company's common stock owned by Residual Corporation ("Residual") (58.0% of 531,700 shares). NDS is the stockholder of record of 58.0% of the outstanding shares of Residual. If all of the 531,700 shares of the Company owned by Residual were included, the number of shares held by NDS would increase to 1,574,850 (9.0%). NDS has disclaimed beneficial ownership of all of the shares owned by Residual in its statement filed with the Company. If none of the shares owned by Residual were included, NDS would beneficially own 1,043,150 shares (6.0%).

ITEM 13 - Certain Relationships and Related Transactions

      The Company was formed in 1987 as a wholly owned subsidiary of International 800 Telecom Corp., a publicly traded company, which changed its name to Residual Corporation in February 1994. The Company became a public company in March 1989 by way of a dividend in kind of Residual's common stock.

      In January 1989, the Company entered into a ten year agreement with Residual (the "Service Agreement") pursuant to which Residual provided the Company with essentially all personnel, office space and other facilities required by the Company for general and operational administrative purposes, excluding attorneys fees, accounting fees, marketing expenses, advertising and promotion, stockholder relations and certain other items. Salaries of the Company's executive officers in the United States in fiscal 1995 were paid by Fintel Services, Inc. ("Fintel"), which was then a wholly-owned subsidiary of Residual. Pursuant to the Service Agreement, the Company was obligated to pay Residual 10% of its annual gross revenue per year until 1999.

      Pursuant to an Agreement for Sale and Purchase of Assets dated as of March 31, 1995 between the Company and Residual (the "Asset Purchase Agreement"), the Company acquired substantially all of the subsidiaries of Residual, including Fintel, and certain intellectual property rights including trademarks and service marks relating to those companies. Because the Asset Purchase Agreement effected a transfer of the Service Agreement to a wholly-owned subsidiary of the Company, the Company, through its subsidiary, became responsible for payment of salaries and bonuses to its Executive Officers. The Asset Purchase Agreement prohibited Residual from competing with the Company for six years and from soliciting the Company's employees for three years. Under the terms of the Asset Purchase Agreement, the Company transferred 697,828 shares of the Company's restricted stock to Residual. In connection with the transaction, the Company, through its acquisition of Service 800, SA, also assumed $12,722,000 in indebtedness due to the Company as of March 31, 1995 incurred by Residual and/or Service 800, SA. The Company received a fairness opinion on the transaction from Griffin Capital Management Corporation.

      Allen Mandel, Senior Vice President, and a former Director of the Company, formerly served as a Senior Vice President of Residual. Edward J. Gerrity, Jr., the former Chairman of the Board and a present Director, was a Director of Residual until October 1994.

EXECUTIVE TELECARD, LTD.

PART IV

ITEM  14  - Exhibits, Financial Statements, Schedules and Reports
on Form 8-K
a)   1. The financial statements are included in Part II, Item  8 beginning at Page F-1:
     2. Financial Statement Schedule
        Schedule II Valuation and Qualifying Accounts
b) Reports on Form 8-K:
     A report on Form 8-K dated June 24, 1998 under Item 2 was filed with the Commission on June 24, 1998 to report the signing of a definitive agreement to acquire IDX
     International, Inc.

c)   Exhibits:

3.1  Restated Certificate of Incorporation as amended July  26,
1996  and  August 29, 1996 filed as Exhibit 3.1 to the  Company's
Form   10-Q   for  the  period ended September   30,   1996   and
incorporated herein by reference.

  3.2  Amended and Restated Bylaws.

4.1 Rights Agreement dated as of February 18, 1997 between the Company and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Participating Preference Stock, par value $.001 per share, as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to
Purchase Preference Shares as Exhibit C filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (No. 1-
10210)  and  incorporated  herein   by reference.

4.2 Form of Letter from the Board of Directors of the Company to Stockholders mailed with copies of the Summary of Rights filed as Exhibit 2 to the Company's Registration
Statement   on   Form   8-A   (No.  1-10210)   and   incorporated
herein by reference.

10.1 Damiel  Elektronik Development Agreement filed as  Exhibit

10.6  to  the Company's Form S-1 Registration Statement  (No.  33
25572) and incorporated herein by reference.

   10.2 Agreement between Executive TeleCard S.A. (Switzerland) and Telstra Corporation Limited (Australia) for Enhancement of Telecom Australia Calling Card dated August 3, 1993 filed as
Exhibit 10.12 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference. This Agreement is subject to a grant of confidential treatment filed separately with the U.S. Securities and Exchange Commission.

10.1 Office Building Lease between Executive TeleCard, S. A. and Provident Life and Accident Insurance Company dated December 15, 1995 for the 1720 South Bellaire, Denver, Colorado offices and First Amendment to the Lease dated April 19, 1996 filed as
Exhibit 10.19 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

10.2      Promissory Note and Stock Option Agreement between the
Company and World Wide Export, Ltd. dated February 28, 1996 filed as Exhibit 10.20 to the Company's Form 10-K for the period ended
March 31, 1996 and incorporated herein by reference.

 10.3      Promissory Note and Stock Option Agreement between the
Company  and  Seymour Gordon dated February  28,  1996  filed  as
Exhibit  10.21  to the Company's Form 10-K for the  period  ended
March 31, 1996 and incorporated herein by reference.

 10.4      Promissory Note and Stock Option Agreement between the
Company  and  Network Data Systems, Limited dated June  27,  1996 filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.

  10.5       Settlement Agreement and Mutual Release dated as  of
May
28, 1996 between the Company Ltd. and Walter K. Krauth, Jr. filed as Exhibit 10 to the Company's Form 8-K dated May 28, 1996 and incorporated herein by reference.

 10.6       Settlement Agreement dated April 2, 1998 between  the
Company and parties to In re: Executive TeleCard, Ltd. Securities
Litigation, Case No. 94 Civ. 7846 (CLB), U.S.D.C., S.D.N.Y.

 10.7       1995  Employee  Stock Option and Appreciation  Rights
      Plan, as amended and restated.

 10.8       1995  Directors Stock Option and Appreciation  Rights
      Plan, as amended and restated.

 10.9       Employment  Agreement for Christopher J. Vizas  dated
December  5, 1997 filed as Exhibit 10 to the Company's  Quarterly
Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

 10.10     Employment Agreement for Colin Smith dated February 1,
      1998.

  10.11      Employment  Agreement  for  Ronald  A.  Fried  dated
February
      20, 1998.

 10.12      Promissory  Note dated February 23, 1998 between  the
      Company and IDT Corporation.

 10.13 Warrant to purchase 500,000 shares of common stock of the Company dated February 23, 1998 issued to IDT
Corporation.

 10.14      Consulting Agreement for John Koonce dated April  13,
      1998.

 21   Subsidiaries of the Registrant

 22   Consent of BDO Seidman, LLP

 27   Financial Data Schedule

 99.1 Section   214  License  filed  as  Exhibit  10.5   to   the
       Company's Form S-1 Registration Statement (No. 33-25572) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    EXECUTIVE TELECARD, LTD.
                   Dated:  June 26,   1998 BY:
            _________________/S/____________________
                          Anne E. Haas
                Vice President, Controller and Treasurer


Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


         Dated: June 26, ___________________/S/__________
         1998 BY:           Christopher J. Vizas
                         Chairman  of the Board of Directors,
                          and  Chief  Executive Officer
                           (Principal Executive Officer)

         Dated: June 26, ___________________/S/__________
         1998 BY:                 Anne E. Haas
                          Vice President, Controller and Treasurer
                             (Principal  Accounting Officer)

         Dated: June 26, ___________________/S/__________
         1998 BY:           Anthony Balinger,
                            Vice Chairman and Director

         Dated: June 26, ___________________/S/__________
         1998 BY:           Edward J. Gerrity, Director

         Dated: June 26, ___________________/S/__________
         1998 BY:           James O. Howard, Director

         Dated: June 26, __________________/S/___________
         1998 BY:           John E. Koonce, Director

         Dated: June 26, ___________________/S/__________
         1998 BY:           Richard A. Krinsley, Director

         Dated: June 26, ___________________/S/__________
         1998 BY:           Martin L. Samuels, Director

         Dated: June 26, ___________________/S/__________
         1998 BY:           Donald H. Sledge, Director

         Dated: June 26, ___________________/S/__________
         1998 BY:           David W. Warnes, Director