Form 10-K/A
period 1998-03-31
EXECUTIVE TELECARD LTD
filed 1998-07-21
CIK 842807

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

Registrant's telephone number, including area code:(303) 691-2115

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

                   FISCAL YEAR ENDED MARCH 31, 1998

                         TABLE OF CONTENTS

                                                          Page

Part IV Item 14 Exhibits, Financial Statements, Schedules   4
and Reports on Form 8-K


                    EXECUTIVE TELECARD, LTD.


                        EXPLANATORY NOTE


      This  Form  10-K  A  amends Item  14  (Exhibits,  Financial
Statements, Schedules and Reports on Form 8-K) to add the following exhibits that were inadvertently omitted from the Company's Form 10-K:


Exhibit                    Description

10.17 Agreement for Telephone Service Through Metromedia ITT Long Distance Travel Card, dated September 10, 1990, between Executive TeleCard S.A. and Communications Services, Inc. d/b/a Metromedia ITT Long Distance.

10.18    Agreement   for   Telephone   Service   Through,   dated
         September 5, 1990, between Executive TeleCard  S.A.  and
         ATC.

10.19 Contract of Services, dated January 5, 1995, between the Company and Telefonos de Mexico, S.A. de C.V.

10.20 Modification Agreement, dated as of June 17, 1996, by and between the Company and Telefonos de Mexico, S.A.
         de C.V.

10.21    Agreement   for   Telephone   Service   Through    LiTel
         Telecommunications  Corp.,  dated  November   1,   1991,
         between    Executive    TeleCard    S.A.    and    LiTel
         Telecommunications Corp.


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

10.1   Damiel  Elektronik Development Agreement filed as  Exhibit
       10.6 to the Company's Form S-1 Registration Statement
       (No. 3325572) and incorporated herein by reference.

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

10.3 Office Building Lease between Executive TeleCard, S. A. and Provident Life and Accident Insurance Company dated December 15, 1995 for the 1720 South Bellaire, Denver, Colorado offices and First Amendment to the Lease
       Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

10.4 Promissory Note and Stock Option Agreement between the Company and World Wide Export, Ltd. dated February 28, 1996 filed as Exhibit 10.20 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

10.5 Promissory Note and Stock Option Agreement between the Company and Seymour Gordon dated February 28, 1996 filed as Exhibit 10.21 to the Company's Form 10-K for the period ended March 31, 1996 and incorporated herein by reference.

10.6 Promissory Note and Stock Option Agreement between the Company and Network Data Systems, Limited dated June 27, 1996 filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.

10.7 Settlement Agreement and Mutual Release dated as of May 28, 1996 between the Company Ltd. and Walter K. Krauth, Jr. filed as Exhibit 10 to the Company's Form 8-K dated May 28, 1996 and incorporated herein by reference.

10.8   Settlement Agreement dated April 2, 1998 between  the
       Company and parties to In re: Executive TeleCard, Ltd.
       Securities Litigation, Case No. 94 Civ. 7846 (CLB),
       U.S.D.C., S.D.N.Y.

10.9   1995  Employee  Stock Option and Appreciation  Rights
       Plan, as amended and restated.

10.10  1995  Directors Stock Option and Appreciation  Rights
       Plan, as amended and restated.

10.11 Employment Agreement for Christopher J. Vizas dated December 5, 1997 filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

10.12       Employment Agreement for Colin Smith dated February
       1, 1998.

10.13  Employment Agreement for Ronald A. Fried dated February
       20, 1998.

10.14  Promissory  Note dated February 23, 1998 between  the
       Company and IDT Corporation.

10.15 Warrant to purchase 500,000 shares of common stock of the Company dated February 23, 1998 issued to IDT
       Corporation.

10.16  Consulting Agreement for John Koonce dated April  13,
       1998.

10.17  Agreement for Telephone Service Through Metromedia
       ITT Long Distance Travel Card, dated September 10, 1990, between Executive TeleCard S.A. and Communications Services, Inc. d/b/a Metromedia ITT Long Distance.

10.18  Agreement  for  Telephone  Service  Through,   dated
       September 5, 1990, between Executive TeleCard S.A. and
       ATC.

10.19 Contract of Services, dated January 5, 1995, between the Company and Telefonos de Mexico, S.A. de C.V.

10.20 Modification Agreement, dated as of June 17, 1996, by and between the Company and Telefonos de Mexico, S.A. de
       C.V.

10.21  Agreement for  Telephone  Service  Through LiTel
       Telecommunications Corp., dated November 1, 1991, between Executive TeleCard S.A. and LiTel
       Telecommunications Corp.

10.22 Agreement and Plan of Merger, dated June 17, 1998, by and among the Company, IDX International, Inc., EXTL Merger Sub No. 1 and the stockholders of IDX International, Inc., filed as Exhibit 2.1 to the Company's current report on Form 8-K filed with the Commission on June 24, 1998.

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

                    EXECUTIVE TELECARD, LTD.
Dated:  June 26, 1998
         BY: ___________________/S/_____________________
                          Anne E. Haas
            Vice President, Controller and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated:  June 26, 1998  BY: __________________/S/__________________
                                   Christopher J. Vizas
                             Chairman of the Board of Directors,
                                 and Chief Executive Officer
                                (Principal Executive Officer)
Dated:  June 26, 1998  BY:  ___________________/S/__________________
                                        Anne E. Haas
                          Vice President, Controller and Treasurer
                                (Principal Accounting Officer)

Dated:  June 26, 1998  BY:  ___________________/S/__________________
                                       Anthony Balinger,
                                  Vice Chairman and Director

Dated:  June 26, 1998  BY:   ___________________/S/__________________
                                      Edward J. Gerrity,
                                            Director

Dated:  June 26, 1998  BY:  ___________________/S/__________________
                                       James O. Howard,
                                            Director
Dated:  June 26, 1998  BY: ___________________/S/__________________
                                       John E. Koonce,
                                            Director


Dated:  June 26, 1998  BY:  ___________________/S/__________________
                                     Richard A. Krinsley,
                                             Director

Dated:  June 26, 1998  BY:  ___________________/S/__________________
                                      Martin L. Samuels,
                                             Director

Dated:  June 26, 1998  BY:  ___________________/S/__________________
                                      Donald H. Sledge,
                                             Director

Dated:  June 26, 1998  BY:  ___________________/S/__________________
                                      David W. Warnes,
                                             Director