Form 10-Q
period 1998-06-30
EXECUTIVE TELECARD LTD
filed 1998-08-13
CIK 842807

-1-
SECURITIES AND EXCHANGE COMMISSION Washington, D.C.  20549 FORM
                            10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

  For the Quarter                          Commission File
       Ended                                   Number
   June 30, 1998                               1-10210

                    EXECUTIVE TELECARD, LTD.
     (Exact name of registrant as specified in its charter)
Delaware                                     13-3486421
(State or other                              (I.R.S. Employer
jurisdiction of                              Identification
incorporation of                             No.)
organization)

1720 South Bellaire Street, Denver, Colorado 80222
(Address of principal executive offices)

Registrant's telephone number, including area code:
(303) 6912115

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes      X         No
The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1998 is 17,725,466 shares, all of one class of $.001 par value Common Stock.

                    EXECUTIVE TELECARD, LTD.
                            FORM 10-Q
                   QUARTER ENDED JUNE 30, 1998 TABLE OF CONTENTS

                                                          Page
Part   Item  Condensed Consolidated Financial
  I      1   Statements
             Condensed Consolidated Balance Sheets as     3 - 4
               of June 30, 1998 and March 31, 1998
             Condensed Consolidated Statements of           5
              Operations for the three months ended
             June 30, 1998 and 1997
             Condensed Consolidated Statements of Cash      6
             Flows for the three months ended June 30, 1998 and
             1997
             Notes to Condensed Consolidated Financial   7 - 10
             Statements
Item     2   Management's Discussion and Analysis of     11 - 14
               Financial Condition and Results of
             Operations
Part   Item  Legal Proceedings                             15
 II      1
       Item  Changes in Securities                         15
         2
       Item  Defaults Upon Senior Securities               15
         3
       Item  Submission of Matters to a Vote of            15
         4   Security Holders
       Item  Other Information                             15
         5
       Item  Exhibits and Reports on Form 8-K              15
         6
Signatures                                                 16

                            Executive TeleCard, Ltd. Condensed
                            Consolidated Balance Sheets
                           As of June 30, 1998 and March 31, 1998

                                   June 30, 1998    March 31, 1998
                                     (Unaudited)
ASSETS
  Current:
  Cash and cash equivalents           $1,536,320      $2,391,206
  Restricted cash (Note 2)               300,000              -
  Trade accounts receivable, less
    allowance of $1,608,455 and
    $1,472,197 for doubtful accounts   7,549,759       7,719,853


  Other current assets                   302,955         376,604
  Total current assets                 9,689,034      10,487,663
  Property and equipment,             11,781,617      11,911,310
        net of accumulated
  depreciation and
        amortization
  Advances to companies being            950,000               -
  acquired (Note 3)
  Total other assets                     818,447         501,483
  Total assets                       $23,239,098     $22,900,456

See notes to condensed consolidated financial statements.


  Condensed Consolidated Balance Sheets As of June 30, 1998 and
March 31, 1998
                                   June 30, 1998   March 31, 1998
                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
       Current:
          Accounts payable           1,681,165        1,135,800
          Accrued expenses           4,163,860        4,222,806
          Income taxes payable       2,008,618        2,004,944
          Other current
              liabilities              496,218          680,565
          Total current
              liabilities            8,349,861        8,044,115
       Long-term debt,
          Less current maturities    8,776,577        7,735,581
       Total liabilities            17,126,438       15,779,696
       Stockholders' equity:
          Preferred stock, $.001 par        -                -
          value, 5,000,000 shares
          authorized; none issued
          Common stock, $.001 par value,
          100,000,000 shares authorized;
          17,346,766 outstanding        17,347           17,347
       Additional paid-in capital   25,046,830       25,046,830
Stock to be subscribed
     (350,000 shares)                3,500,000        3,500,000
  Accumulated deficit              (22,451,517)     (21,443,417)
Total stockholders' equity           6,112,660        7,120,760
Total liabilities and
       stockholders' equity         23,239,098       22,900,456

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations Three Month Ended
                                  June 30, 1998 and 1997
                                                   (Unaudited)
                                 Three Months     Three Months
                                    Ended            Ended
                                 June 30, 1998    June 30, 1997
Revenue                              7,686,335      8,559,551
Cost of revenue                      4,040,483      4,445,496
Gross profit                         3,645,852      4,114,055
Costs and expenses:
   Selling, general
    and administrative               3,625,522      3,370,272
Depreciation and amortization          687,326        634,622
Total costs and expenses             4,312,848      4,004,894
Income (loss) from operations         (666,996)       109,161
Other expense:
   Proxy related litigation                  -       (199,886)
  expense
   Other, principally interest        (341,104)      (372,196)
  expense
Total other expense                   (341,104)      (572,082)
Loss before taxes on income         (1,008,100)      (462,921)
Income taxes                                 -         35,000
Net loss                           $(1,008,100)     $(497,921)
Net loss per share:
  Basic                                  (0.06)         (0.03)
  Diluted                                (0.06)         (0.03)

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows Three Months
                                   Ended June 30, 1998 and 1997
                                                     (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents
                                 Three Months      Three Months
                                    Ended              Ended
                                  June 30, 1998    June 30, 1997
Operating activities:
Net loss                           (1,008,100)       (497,921)
Adjustments to reconcile net loss to
                   net cash flows provided by
 (used in) operating activities:
Depreciation and amortization         687,326         634,622
   Provision for bad debts            140,000         100,268
   Other, net                          51,484         115,000
   Changes in operating assets and
   liabilities:
      Accounts receivable              33,386      (1,227,535)
      Other assets                     70,837        (244,267)
      Accounts payable                549,039        (288,812)
      Accrued expenses                (58,946)        341,272
      Other liabilities              (136,277)          4,408
 Cash provided by (used in)
      Operating activities            328,749      (1,062,965)

 Investing activities:
   Acquisitions of property
      And equipment                  (539,433)     (1,293,841)

   Increase on restricted cash       (300,000)              -
   Advances to companies being
   Acquired                          (950,000)              -
   Other assets                      (335,644)       (241,677)
Cash used in investing activities  (2,125,077)     (1,052,164)
 Financing activities:
   Proceeds from long-term debt     1,000,000         812,213
   Proceeds from issuance of common
   stock                                   -        7,500,000
   Principal payments on long-term
   debt                               (58,558)     (3,100,482)
Cash provided by financing activities 941,442       5,211,731
Net increase (decrease) in cash and
 cash equivalents                    (854,886)      3,096,602
Cash and cash equivalents,
Beginning of period                 2,391,206       2,172,480
 Cash and cash equivalents,
     end of period                  1,536,320       5,269,082
See notes to condensed consolidated financial statements.

Note 1 - Basis of Presentation
The accompanying condensed consolidated  financial
statements  have  been prepared in accordance  with  United
States   generally  accepted  accounting   principles   for
interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.   In   the opinion   of management,  all
adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be  expected for the  year  ended  December  31,
1998.       For  further information,   refer   to   the
consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1998. (On February 26, 1998, the stockholders of the Company approved a change in the Company's fiscal year from March 31, to a fiscal year ending December 31, commencing April 1, 1998, so that the Company will have a nine month transition period from April 1, 1998 through December 31, 1998).
The  accompanying  condensed financial  statements  include the
accounts   of   the  Company  and  its wholly-owned subsidiaries.
All material intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Restricted Cash
Restricted cash consists of $0.3 million on deposit with a financial institution to secure a letter of credit issued to a transmission vendor and related to a new agreement whereby the Company will perform platform and transmission services

Note 3 - Advances To Companies Being Acquired
This amount consists of funds advanced to two companies that are in the process of being acquired. If the first acquisition
is  not  completed,  $0.5  million  would   be payable  to  the
Company within one year of the termination of  such acquisition.
Although the agreement has not  been completed,   the  Company
believes  that  if  the   second acquisition  is  not consummated
due to any reason other than breach by the Company, the Company has the right to be reimbursed for the entire amount other than $150,000.

Note 4 - Basic Net Income (Loss) Per Share
Earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The weighted average shares outstanding for calculating basic earnings (loss) per share was 17,346,766 for the three months ended June 30, 1998 and
16,301,068 for the three months ended  June  30, 1997.   Common
stock options and warrants of 203,782 and 173,783 for the three months ended June 30, 1998 and 1997, respectively, were not included in diluted earnings (loss) per share as the effect was antidilutive due to the Company recording a loss for the periods.

Options and warrants to purchase 1,534,814 shares of common stock at exercise prices from $3.19 to $6.94 per share were outstanding at June 30, 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 458,181 shares of common stock at exercise prices from $7.00 to $14.88 per share were outstanding at June 30, 1997 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

Note 5 - Comprehensive Income
Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial
information  that  historically  has   not   been recognized in
the calculation of net income. The impact of other comprehensive income items was immaterial for the three months ended June 30, 1998 and 1997.

Note 6 - Long Term Debt

At  June 30, 1998 and March 31, 1998, long-term
debt consisted of the following:
                                         June 30, 1998     March 31, 1998
        8.875% unsecured term note        $ 7,113,876        $ 7,062,392
        payable to a
        telecommunications company,
        net of unamortized discount
        of $386,124 interest and principal
        payable in August 1999. (1).

        8% mortgage note, payable             308,944           310,000
        monthly, including interest
        through March 2010, with an April
        2010 balloon payment; secured
        by deed of trust on the related
        land and building.

        8.875%  unsecured  term   note      1,000,000                -
        payable   to   a  stockholder,
        interest     and     principal
        payable in December 1999 (2).

        Capitalized lease                     549,752           607,209
        obligations.
        Total                               8,972,527         7,979,601
        Less current maturities               195,950           244,020
        Total long-term debt              $ 8,776,577       $ 7,735,581

(1) In connection with this transaction, the lender was granted warrants to purchase 500,000 shares of the Company's common stock at a price of $3.03 per share. The warrants expire on February 23, 2001. At June 30, 1998, these warrants have not been exercised.

(2)     In  June 1998, the Company borrowed $1.0 million from  an
existing   stockholder.    In   connection   with    this
transaction, the lender was granted warrants to purchase 67,000 shares of the Company's common stock at a price of $3.03 per share. The warrants expire in June 2001. The stockholder also received as consideration for the loan the repricing and extension of a warrant for 55,000 shares which is now exercisable on or before February 2001 at a price of $3.75 per share. At June 30, 1998, these warrants have not been exercised.

Note 7 - Common Stock
On June 3, 1997, the Board of Directors approved the sale of 1,425,000 shares of the Company's common stock for $7.5 million to one individual. Proceeds of $3.0 million from the sale were used to reduce long-term debt. The remainder of the proceeds were used for working capital or invested in obligations through a financial institution.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the
safe   harbor  provided  by  the  Private   Securities Litigation
Reform Act of 1995.  Forward-looking  statements maybe
identified   by   words   including   "believes,"
"anticipates," "expects" and similar expressions. The Company cautions readers that forward-looking statements,
including   without  limitation,  those  relating   to the
Company's business operations, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as the
rapid   technological   and  market  changes  that   create
significant business risks in the market for the Company's services, the intensely competitive nature of the Company's
industry   and   the  possible  adverse  effects   of   such
competition,  the Company's need for significant  additional
financing   and  the  Company's  dependence   on   strategic
relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the risk factors set forth under the caption "The Business Rick Factors" in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Results of Operations

Overview.  For the quarter ended June 30, 1998, the  Company
incurred  an  operating  loss  of  $0.7  million   (1997
operating income of $0.1 million), on revenues of $7.7 million (1997 - $8.6). The operating loss included non-cash charges for depreciation, amortization and provision for bad debts totaling $0.8 million (1997 - $0.7 million). The net loss for the quarter was $1.0 million (1997 - $0.5 million).

Revenue.   The  decline  in  revenue  of  $0.9  million   is
principally  attributable  to  a  significant  decrease   in
activity by the Company's Asian customers and by a decrease in activity by the Company's non-Asian customers in Asia. Some European customers contributed to the decline, which was substantially offset by increased revenue from North American
customers.   Lower per  minute  revenue  resulting from  new
pricing programs put into effect in the first half of 1998 were largely offset by increased overall customer usage. However, the Company has substantially increased its investment in marketing and sales staff and expects this investment to produce its initial impact in the fourth calendar quarter of 1998.

Gross  Profit.   Gross profit was 47% in the  quarter  ended June
30, 1998 versus 48% in the comparable quarter of 1997. When compared to the gross profit of 45% for the previous fiscal quarter and 43% for the full previous fiscal year, the current quarter represents an improving trend due to an ongoing program
implemented  in  early  1998  to   reduce transmission  costs.
Cost of revenue may be expected to fluctuate in the next few quarters as new pricing and contractual arrangements are put in place and as the Company continues to improve its network structure.

Selling,   General  and  Administrative.  These   expenses
increased to $3.6 million for the quarter ended   June  30,  1998
(1997  -  $3.4   million) principally due to a $0.4 million
increase in marketing and sales costs referred to above. This increase was somewhat offset by the effect of cost reduction in other areas.

Other  Expense  -  Net.   Other expenses  declined  by  $0.2
million as a result of the settlement of proxy related litigation in the prior fiscal year.

Liquidity and Capital Resources

Unrestricted cash and cash equivalents were $1.5 million at June 30, 1998 compared to $2.4 million at March 31, 1998. Accounts receivable at June 30, 1998 totaled $7.5 million compared to
$7.7  million at March 31, 1998.   During  the quarter  ended
June  30, 1998, cash provided  by  operating activities  was
$0.3  million and cash  used  in  investing activities,
principally  advances  on   acquisitions and
capital  expenditures, was $2.1 million.   Included  in  the
latter  category is a $0.3 million deposit into a restricted
account to  secure  a  letter  of  credit  issued   to   a
transmission vendor and related to a pending contract whereby the Company will provide platform and transmission
services  for  a  major  prepaid card  company.   Offsetting
these uses of cash was a borrowing of $1.0 million from an existing stockholder in June 1998.

Through July 31, 1998, the
Company advanced $1.4 million  to two  companies  which  the
Company  is  in  the  process  of acquiring.   Additionally, as
of July 31, 1998, the Company had additional cash commitments of $0.4 million related to these acquisitions in progress and cash commitments for capital expenditures of $1.0 million to service the previously mentioned pending contract. Accordingly,
the Company's cash resources are  limited.   In addition  to
continued implementation of its cost containment program, more aggressive receivable collection efforts are being continued in the quarter ending September 30, 1998. Should these initiatives and anticipated revenue growth not result in positive cash flow by December 31, 1998, the Company intends to institute more significant cost cutting measures.

Current Funding Requirements. Management estimates that based upon current expectations the Company will require additional funding of up to $30 million for the execution of its business plan, the principal requirements being the financing of its acquisition program and capital expenditures for new service offerings. To assist it in raising the required capital, the Company has engaged two investment banking
firms.   The Company's financing plan  consists  of: (i)  raising
a significant amount of equity capital  in  the form   of
convertible preferred stock through a private placement principally with institutional investors; (ii) establishing a credit facility to finance capital equipment needs; and (iii) obtaining a loan facility secured by accounts receivable. Although the Company is actively pursuing these sources of capital, there can be no assurance that it will be successful
in these efforts.                       Should  the Company be
unsuccessful in securing adequate capital, it will be required to modify or curtail its plans for growth.

In June 1998, the Company entered into an Agreement and Plan of Merger (the "IDX Merger Agreement") to acquire 100% of the stock of IDX, International Inc. in return for 500,000 shares of Series B Convertible Preferred Stock of the Company and warrants plus $5 million in cash (subject to certain deductions and adjustments). The transaction is subject to the Company raising the required financing.

The Company has also executed letters of intent to acquire, subject to obtaining financing, substantially all of the assets of two other companies. The cash element of the aggregate purchase prices for these potential acquisitions is $3.5 million and liabilities to be assumed, principally longterm, total approximately $4.6 million. In addition, the Company will issue 375,000 warrants to purchase common stock.

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

In anticipation of the year 2000 ("Year 2000"), the Company is in the process of reviewing software that is internally
developed   and/or  externally  purchased  or  licensed   for
compliance  with  Year  2000  processing  requirements.    An
initial review indicates that the Company's primary Unixbased operating systems are not at risk. Other systems, with the exception of banking interfaces, are primarily externally
developed  "off-the-shelf"  software.   Correspondence with
vendors which supply the Company with its e-mail, office support software, and the accounting package that the Company will be converting to in calendar 1998 indicate that these packages are Year 2000 compliant. The Company presently believes that with modifications to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material
impact  on  the  operations  of  the  Company.   In accordance
with Emerging Issues Task Force Opinion No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," the Company will expense all costs as incurred.

Item 1         Legal Proceedings
               See Item 3 of the Company's Annual Report on Form
               10K  for  the  year  ended  March  31,  1998  for
               a description  of    material    pending
               legal proceedings.
Item 2         Changes in Securities
                    None
Item 3         Defaults Upon Senior Securities
None
Item 4         Submission of Matters to a Vote of Security
                Holders
                    None
Item 5         Other Information
                    None
Item 6         Exhibits and Reports on Form 8-K
               a)   Exhibits
                    3.   Certificate of Correction
                         dated July 31, 1998
                   10.1  Consulting Agreement for John Koonce
                         dated April 13, 1998
                   10.2 Compensation Agreement for Roger
                         Greenwald dated June 1, 1998
                   27.   Financial Data Schedule
               b)  Reports on Form 8-K
                        (i)  A report on Form 8-K dated June 24,
                        1998  under  Item 2 was filed  with the
                        Commission  on June 24, 1998   to report
                        the signing of a definitive
                        agreement  to acquire IDX International, Inc.
                        (ii) A  report on Form 8-K dated
                        August 12,  1998 under Item 2 was filed
                        with the Commission on August 12, 1998 to report the signing of a definitive agreement to acquire Connectsoft Communications Corporation.
               c)   Employment Agreement for Chairman of Finance
                        Committee
               d)   Compensation Agreement for Vice President of
                        Marketing & Sales


                           SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.




                             EXECUTIVE TELECARD, LTD.
                            (Registrant)
Date:  August 12, 1998     By         /S/
                                   Anne Haas
                             Controller, Treasurer
                           (Principal Accounting Officer)


Date:  August 12, 1998     By         /S/
                               Christopher J. Vizas
                            Chairman of the Board of Directors,
                              and Chief Executive Officer
                             (Principal Executive Officer)