Form 10-Q
period 1998-09-30
EXECUTIVE TELECARD LTD
filed 1998-11-16
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


  For the Quarter                          Commission File
       Ended                                   Number

September 30, 1998                             1-10210


                    EXECUTIVE TELECARD, LTD.
     (Exact name of registrant as specified in its charter)

Delaware                                     13-3486421
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



                 Yes      X         No


The  number  of  shares outstanding of each of  the  registrant's classes  of  common stock, as of November 1, 1998  is  17,725,466 shares, all of one class of $.001 par value Common Stock.




                    EXECUTIVE TELECARD, LTD.
                          d/b/a eGlobe
                            FORM 10-Q

                QUARTER ENDED SEPTEMBER 30, 1998

                        TABLE OF CONTENTS

                                                          Page
Part   Item  Condensed Consolidated Financial
  I      1   Statements

             Condensed Consolidated Balance Sheets as     3 - 4
             of September 30, 1998 and March 31, 1998

             Condensed Consolidated Statements of           5
             Operations for the three months ended
             September 30, 1998 and 1997

             Condensed Consolidated Statements of           6
             Operations for the six months ended
             September 30, 1998 and 1997

             Condensed Consolidated Statements of Cash      7
             Flows for the six months ended September
             30, 1998 and 1997

             Notes to Condensed Consolidated Financial   8 - 12
             Statements

       Item  Management's Discussion and Analysis of     13 - 18
         2   Financial Condition and Results of
             Operations

Part   Item  Legal Proceedings                             19
 II      1

       Item  Changes in Securities                         19
         2

       Item  Defaults Upon Senior Securities               19
         3

       Item  Submission of Matters to a Vote of            19
         4   Security Holders

       Item  Other Information                             19
         5

       Item  Exhibits and Reports on Form 8-K              19
         6

Signatures                                                 20



                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                            Condensed Consolidated Balance Sheets
                      As of September 30, 1998 and March 31, 1998



                                  September 30,          March 31,
                                      1998                 1998
                                  (Unaudited)

ASSETS


  Current:
  Cash and cash equivalents         $  939,765        $2,391,206
  Trade accounts receivable, less
     allowance of $1,808,455 and
     $1,472,197 for doubtful
     accounts.                       8,005,894         7,719,853
  Other current assets                 373,188           376,604

  Total current assets               9,318,847        10,487,663

  Property and equipment,
     net of accumulated
     depreciation and amortization  11,993,859        11,911,310
  Other:
     Advances to companies being     1,996,000                 -
          acquired (Note 2)
     Total other assets              1,050,175           501,483

  Total assets                      24,358,881        22,900,456

See notes to condensed consolidated financial statements.



                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                            Condensed Consolidated Balance Sheets
                      As of September 30, 1998 and March 31, 1998



                                            September 30,      March 31,
                                                1998             1998
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

       Current:
          Accounts payable                  $ 2,714,440      $ 1,135,800
          Accrued expenses                    5,130,127        4,222,806
          Income taxes payable                2,009,690        2,004,944
          Other current liabilities             230,483          436,545
          Current portion of long-term        7,455,657          244,020
          debt (Note 5)

       Total current liabilities             17,540,397        8,044,115

       Long-term debt, less current           1,482,839        7,735,581
       maturities (Note 5)

       Total liabilities                     19,023,236       15,779,696


       Stockholders' equity: (Note 7)
        Preferred stock, $.001 par
          value, 5,000,000 shares                -                    -
          authorized; none issued
        Common stock, $.001 par value,
          100,000,000 shares authorized;
          17,725,466 and 17,346,766
          outstanding, respectively              17,725            17,347
        Additional paid-in capital           28,659,912        25,046,830
        Stock to be subscribed (350,000
          shares)                                -              3,500,000
        Accumulated deficit                 (23,341,992)      (21,443,417)


       Total stockholders' equity             5,335,645         7,120,760

       Total liabilities and
       stockholders' equity                 $24,358,881       $22,900,456

 See notes to condensed consolidated financial statements.


                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                  Condensed Consolidated Statements of Operations
                   Three Months Ended September 30, 1998 and 1997
                                                      (Unaudited)



                                  Three Month      Three Months
                                     Ended            Ended
                                  September 30,    September 30,
                                      1998            1997

Revenue                           $ 7,926,461      $ 8,891,328

Cost of revenue                     4,328,989        4,855,848

Gross profit                        3,597,472        4,035,480

Costs and expenses:
  Selling, general and
    administrative                  3,571,703        3,580,163
   Corporate realignment expense            -        1,259,657
   Depreciation and amortization      671,313          595,188

Total costs and expenses            4,243,016        5,435,008

Income (loss) from operations        (645,544)      (1,399,528)


Other expense:
   Proxy related litigation             (4,051)        (53,017)
     expense
   Other, principally interest
     expense                          (240,880)       (315,024)

Total other expense                   (244,931)       (368,041)

Loss before taxes on income           (890,475)     (1,767,569)

Income taxes                                -          105,000

Net loss                              (890,475)   $ (1,872,569)

Net loss per share:
  Basic                                 $(0.05)         $(0.11)
  Diluted                               $(0.05)         $(0.11)

See notes to condensed consolidated financial statements.




                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                  Condensed Consolidated Statements of Operations
                     Six Months Ended September 30, 1998 and 1997
                                                      (Unaudited)



                                   Six Months      Six Months
                                      Ended          Ended
                                  September 30,   September 30,
                                       1998          1997

Revenue                           $ 15,612,796    $ 17,450,879

Cost of revenue                      8,369,472       9,301,344

Gross profit                         7,243,324       8,149,535

Costs and expenses:
   Selling, general and
     administrative                  7,197,225       6,950,435
   Corporate realignment expense             -       1,259,657
   Depreciation and amortization     1,358,639       1,229,810

Total costs and expenses             8,555,864       9,439,902

Income (loss) from operations       (1,312,540)     (1,290,367)

Other expense:
  Proxy related litigation
    expense                            (4,051)       (252,904)
  Other, principally interest
    expense                          (581,984)       (687,219)

Total other expense                  (586,035)       (940,123)

Loss before taxes on income        (1,898,575)     (2,230,490)
Income taxes                                -         140,000)

Net loss                          $(1,898,575)    $(2,370,490)

Net loss per share:
  Basic                                $(0.11)         $(0.14)
  Diluted                              $(0.11)         $(0.14)

See notes to condensed consolidated financial statements.




                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                  Condensed Consolidated Statements of Cash Flows
                     Six Months Ended September 30, 1998 and 1997
                                                      (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

                                      Six Months      Six Months
                                         Ended          Ended
                                      September 30,  September 30,
                                         1998            1997

Operating activities:
 Net loss                             (1,898,575)       (2,370,490)
 Adjustments to reconcile net loss
   to net cash flows provided by
   (used in) operating activities:
   Depreciation and amortization       1,358,639         1,175,554
   Provision for bad debts               339,842           205,268
   Other, net                            190,686          216,942
   Changes in operating assets and
   liabilities:
      Accounts receivable               (622,299)       (1,020,493)
      Other assets                      (111,634)           21,722
      Accounts payable                 1,583,386          (886,493)
      Accrued expenses                   907,267         1,280,961
      Other liabilities                 (206,008)          (37,537)

 Cash provided by (used in)
 operating activities                  1,541,304         1,414,566

 Investing activities:
   Acquisitions of property and
   equipment                          (1,420,377)       (1,689,366)
   Gain on sale of property and
   equipment                             127,002                 -
   Advances to companies being
   acquired                           (1,996,000)                -
   Other assets                         (583,630)          227,322

 Cash used in investing activities   (3,873,005)        (1,462,044)

 Financing activities:
   Proceeds from long-term debt       1,000,000            812,213
   Proceeds from issuance of common
   stock                                     -           7,482,500
   Principal payments on long-term
   debt                                (119,740)        (3,199,952)

 Cash provided by financing
 activities                             880,260          5,094,761

 Net increase (decrease) in cash and
 cash equivalents                    (1,451,441)         2,218,151
 Cash and cash equivalents,
 beginning of period                  2,391,206          2,172,480

 Cash and cash equivalents, end of    $ 939,765        $ 4,390,631


 See notes to condensed consolidated financial statements.


                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
             Notes To Condensed Consolidated Financial Statements
                                               September 30, 1998



Note 1 - Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1998. (On February 26, 1998, the stockholders of the Company approved a change in the Company's fiscal year from March 31, to a fiscal year ending December 31, commencing April 1, 1998, so that the Company will have a nine month transition period from April 1, 1998 through December 31, 1998).

      The  accompanying  condensed financial  statements  include
      the   accounts   of  the  Company  and  its  wholly   owned
      subsidiaries.   All material intercompany transactions  and
      balances have been eliminated in consolidation.


Note 2 - Advances To Companies Being Acquired

      This amount consists of funds advanced to two companies that are in the process of being acquired. It is contemplated that one acquisition will be consummated during the fourth quarter of calendar 1998. Advances to this company of $1,275,000 will be allocated to the purchase price. In the event that the transaction is not completed (an event management believes is unlikely), the Company will need to pursue collection of amounts advanced and it may be necessary for the Company to establish a reserve for this amount. The Company believes that if the second acquisition is not consummated due to any reason other than breach by the Company, the Company has the right to be reimbursed for $571,000 of the total amount advanced of $721,000.



                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
             Notes To Condensed Consolidated Financial Statements
                                               September 30, 1998



Note 3 - Basic Net Income (Loss) Per Share

      Earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The weighted average shares outstanding for calculating basic earnings (loss) per share were 17,718,854 and 17,533,827 for the three and six months ended September 30, 1998, respectively, and 17,350,153 and 16,820,150 for the three and six months ended September 30, 1997, respectively. Common stock options and warrants of 51,280 and 124,075 for the three and six months ended September 30, 1998, respectively, and 223,316 and 233,757 for the three and six months ended September 30, 1997, respectively, were not included in diluted earnings (loss) per share as the effect was antidilutive due to the Company recording a loss for the periods.

      Options and warrants to purchase 3,284,048 shares of common stock at exercise prices from $2.63 to $7.05 per share were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share for the three months ended September 30, 1998 because the exercise prices were greater than the average market price of the common shares during that period. Options and warrants to purchase 2,800,735 shares of common stock at exercise prices from $3.00 to $7.05 per share were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share for the six months ended September 30, 1998 because the exercise prices were greater than the average market price of the common shares during that period. Options and warrants to purchase 337,641 shares of common stock at exercise prices from $7.00 to $10.89 per share were outstanding at September 30, 1997 but were not included in the computation of diluted earnings per share for the three and six months ended September 30, 1997 because the exercise prices were greater than the average market price of the common shares for the periods.

Note 4 - Comprehensive Income

      Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The impact of other comprehensive income items was immaterial for the three and six months ended September 30, 1998 and 1997.


                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
             Notes To Condensed Consolidated Financial Statements
                                               September 30, 1998




Note 5 - Long Term Debt
                  At September 30, 1998 and March 31, 1998, long-term debt consisted of the following:

                                        September 30   March 31,
                                            1998         1998

        8.875% unsecured term note
        payable to a                   $ 7,234,168  $ 7,062,392
        telecommunications company,
        net of unamortized discount
        of $265,832, interest and
        principal payable in August
        1999. (1)

        8% mortgage note, payable
        monthly, including interest
        through March 2010, with an
        April 2010 balloon payment;
        secured by deed of trust on
        the related land and building     306,793     310 000

        8.875%  unsecured  term   note
        payable to a stockholder,  net
        of   unamortized  discount  of
        $94,550,     interest      and
        principal payable in  December
        1999 (2)                          905,450          -

        Capitalized lease                 493,085     607,209
        obligations.

        Total                           8,938,496   7,979,601


        Less current maturities         7,455,657     244,020

        Total long-term debt            1,482,839   7,735,581



                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
             Notes To Condensed Consolidated Financial Statements
                                               September 30, 1998


        In  connection  with  this transaction,  the  lender  was
(1) granted warrants to purchase 500,000 shares of the Company's common stock at a price of $3.03 per share. The warrants expire on February 23, 2001. At September 30, 1998, these warrants have not been exercised.


(2) In June 1998, the Company borrowed $1.0 million from an existing stockholder. In connection with this transaction, the lender was granted warrants to purchase 67,000 shares of the Company's common stock at a price of $3.03 per share. The warrants expire in June 2001. The stockholder also received as consideration for the loan the repricing and extension of a warrant for 55,000 shares which is now exercisable on or before February 2001 at a price of $3.75 per share. At September 30, 1998, these warrants have not been exercised.



Note 6 - Acquisitions

     The Company has entered into a definitive agreement with United Communications International (UCI) to acquire UCI's calling card business in Greece, Cyprus and the Middle East. The acquisition will extend the Company's network of calling card platforms to Cyprus. The Company is making the purchase for an initial cash payment of $75,000 with additional cash payments of up to $2.4 million over 18 months. After the initial payment, $1.9 million of the cash is in the form of an earnout and the payments may be less depending upon the revenue and profit performance of the business. The purchase price also includes the issuance of 125,000 shares of the Company's common stock, all of which is subject to earnout.

     On October 9, 1998, the Company, entered into a Memorandum of Understanding with IDX International, Inc. and the shareholders of IDX which adjusted the terms of the Merger Agreement with respect to the consummation of the proposed transaction. The Memorandum of Understanding replaces the $5.0 million cash portion of the purchase price with three notes: $1.0 million payable on December 31, 1998; $1.5 million payable on June 30, 1999; and $2.5 million payable on October 31, 1999, each note bearing interest at LIBOR plus 250 basis points. In the event that the Company defaults on any of these notes, the principal and accrued interest may, at the Company's option, be converted into the Company's common stock at the closing market price per share at the



                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
             Notes To Condensed Consolidated Financial Statements
                                               September 30, 1998


     date of default. In addition, the Company agrees to pay penalty interest at LIBOR plus 450 basis points until the notes are converted plus an amount equal to 10% of the default amount payable in the form of warrants to purchase common stock of the Company. The price of the warrants, if issued, will be set at the market price on the date of default.


Note 7 - Subsequent Event


     In  November 1998, the Company reached an agreement with its
     former  chairman,  Mr.  Ronald  Jensen,  who  is  also   the
     Company's  largest  shareholder.   The  agreement  concerned
     unreimbursed costs and other potential claims.

     Mr. Jensen purchased $7.5 million of eGlobe's common stock in a private placement in June, 1997 and later was elected Chairman of the Board of Directors. After approximately three months, Mr. Jensen resigned his position citing both other business demands and the demands presented by the challenges of the Company. During his tenure as Chairman, Mr. Jensen incurred staff and other costs which were not billed to the company. Also, Mr. Jensen subsequently communicated with the company's current management indicating that there were a number of issues raised during his involvement with the company relating to the provisions of his share purchase agreement which could result in claims against the company.

     In order to resolve all current and potential issues, Mr. Jensen and the company have agreed to the exchange of his current holding of 1,425,000 shares of common stock for 75 shares of 8% series C Cumulative Convertible Preferred Stock, which management estimates to have a fair market value of approximately $3.8 million and a face value of $7.5 million. The terms of the preferred stock permit Mr. Jensen to convert the face value of the preferred stock to common stock at 90% of market price, subject to a minimum conversion price of $4.00 per share and a maximum of $6.00 per share. The difference between the estimated fair value of the preferred stock to be issued and the current market value of the common stock to be surrendered is $900,000. This difference, once determined more precisely, will result in a non-cash charge to the company's income statement in the quarter ending December 31, 1998 with a corresponding credit to shareholder's equity.



                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                                               September 30, 1998



Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "believes," "anticipates," "expects" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's business operations, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as the rapid technological and market changes that create significant business risks in the market for the Company's services, the intensely competitive nature of the Company's industry and the possible adverse effects of such competition, the Company's need for significant additional financing and the Company's dependence on strategic relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the risk factors set forth under the caption "The Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     Results of Operations

     Overview. For the quarter ended September 30, 1998, the Company incurred an operating loss of $0.6 million (1997 - $1.4 million) on revenues of $7.9 million (1997 - $8.9 million). The operating loss included non-cash charges for depreciation, amortization and provision for bad debts of $0.9 million (1997 - $0.7 million). The net loss for the quarter was $0.9 million (1997 - $1.9 million). For the six months ended September 30, 1998, the Company incurred an operating loss of $1.3 million (1997 - $1.3 million) on revenues of $15.6 million (1997 - $17.4 million). The operating loss included non-cash charges for depreciation, amortization and provision for bad debts of $1.7 million (1997 - $1.4 million). The net loss for the first six months of fiscal 1998 was $1.9 million (1997 - $2.4 million).




                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                                               September 30, 1998



Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Revenue. The continuing economic crisis in Asia has had a substantial and negative impact on the Company's revenues. While new revenues appear to be beginning to offset that decline, they have not yet done so. The decline in revenue for the quarter ended September 30, 1998 of $1.0 million was primarily due to a 34% decrease in activity by the Company's Asian customers. Revenue from a new prepaid calling card contract was $0.4 million in the current quarter with no comparable revenue in the prior year.
     Revenue from this contract plus revenue from several new customer contracts in the Company's traditional postpaid calling card business is expected to have a positive impact on the Company's total revenues for the fourth calendar quarter of 1998. The decline in revenue for the six months ended September 30, 1998 of $1.8 million was primarily due to a decrease in activity by the Company's Asian customers.


     Gross Profit. Gross profit was 45% in each of the quarters ended September 30, 1998 and 1997. Included in the results for the quarter ended September 30, 1998 is a prepaid calling card contract where the initial revenues recognized are billable to the customer principally on a cost reimbursable basis. Excluding the effect of this contract, gross profit on the Company's traditional business was 48% which represents an improving trend due to an ongoing program implemented in early 1998 to reduce transmission costs. Cost of revenue may be expected to fluctuate in the next few quarters as new pricing and contractual arrangements are put in place and as the Company continues to improve its network structure. For the six months ended September 30, 1998 gross profit was 46% versus 47% for the comparable period in 1997.

     Other   Costs   and   Expenses.    Selling,   general    and
     administrative expenses were $3.6 million in both the quarter ended September 30, 1998 and in the prior year quarter. The current quarter reflects a $0.4 million increase in marketing and sales expenses compared to the prior year quarter. In the comparable quarter and six months of 1997, expenses for employee severance and consulting and legal fees aggregated $1.3 million relating to the commencement of a restructuring program. For the six months ended September 30, 1998 selling, general and administrative expenses were $7.2 versus $7.0 million in the prior year six month period.

     Other Expenses - Net. Interest expense of $0.3 million in the quarter ended September 30, 1998 (1997 - $0.3 million) was offset by a $0.1 million gain on the sale of office property in New York.


                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                                               September 30, 1998



Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Liquidity and Capital Resources

     Cash and cash equivalents were $0.9 million at September 30, 1998 compared to $2.4 million at March 31, 1998. Accounts receivable, net, at September 30, 1998 totaled $8.0 million compared to $7.7 million at March 31, 1998. Subsequent to September 30, 1998, through aggressive collection efforts the Company has received or is expected to receive past due accounts receivable in the amount of $2.1 million. Accounts payable and accrued expenses totaled $7.8 million at September 30, 1998 compared to $5.4 million at March 31, 1998. The increase is principally due to deferral of payments to certain providers of telecommunications and professional services. Current liabilities at September 30, 1998 exceeded current assets by $8.2 million, principally due to a reclassification from long-term to short-term debt of a loan by IDT Corporation ("IDT") of $7.2 million (face amount of $7.5 million) which is due in August, 1999. (See Existing Obligations below).


     During the six months ended September 30, 1998 cash used in investing activities, principally advances on acquisitions and capital expenditures was $3.9 million. Offsetting these uses of cash was a borrowing of $1.0 million from an existing shareholder in June 1998.

     Beginning in May and extending through November 15, 1998, the Company has advanced $2.2 million to two companies which the Company is in the process of acquiring. Because it has not yet raised substantial new financing, the Company discontinued its bridge funding of one of these companies in September. Additionally, the Company is preparing a plan that, absent a significant cash infusion into the Company from debt or equity financing by the first quarter 1999, will result in a reduction in the Company's current level of spending relating to the expansion of the business and delay of its plan to grow its business through new service offerings.

     Current Funding Requirements. Management estimates that based upon current expectations the Company will require additional funding of up to $30 million for the execution of its entire business plan, the principal requirements being the financing of its acquisition program and capital expenditures for new service offerings. To assist it in raising the required capital, the Company has engaged two investment-banking firms.


                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                                               September 30, 1998



Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     The Company's financing plan consists of: (i) raising a significant amount of equity capital through a private placement principally with institutional investors; (ii) establishing a credit facility to finance capital equipment needs; and (iii) obtaining a loan facility secured by accounts receivable. Although the Company is actively pursuing these sources of capital, there can be no assurance that it will be successful in these efforts. Should the Company be unsuccessful in securing addiional capital, it will be required to modify or curtail its plans for growth. Management estimates that, in order to maintain its current level of operations, it will require a near-term infusion of cash of $2.5 million. It has focused its efforts on the collection of one significant past due receivable and has reached an agreement with this customer which will provide $1.5 million in the near term. The Company, through its financing subsidiary, is also negotiating a short-term loan of up to $1.0 million. Should this latter effort be unsuccessful, a plan to cut costs related to expansion will be implemented.

     In June 1998, the Company entered into an Agreement and Plan of Merger (the "IDX Merger Agreement") to acquire 100% of the stock of IDX, International Inc. in return for 500,000 shares of Series B Convertible Preferred Stock of the Company and warrants plus $5.0 million in cash (subject to certain deductions and adjustments). As described in
     Note 7, to the Condensed Consolidated Financial Statements the proposed transaction has been modified to replace the $5.0 million cash requirement with notes payable in three installments subsequent to closing. The notes can be discharged by issuance of common stock at the option of the Company.

     The Company has also executed a definitive agreement to acquire, subject to obtaining financing, substantially all of the assets of ConnectSoft, a unified messaging company. The purchase price for this potential acquisition is liabilities to be assumed, principally long-term, of approximately $4.5 million.

     Existing Obligations. In February 1998, the Company entered into a loan agreement with IDT, a U.S. international telecommunications carrier, the principal amount of which is $7.5 million. The loan matures in August 1999 and bears interest at the rate of 8 7/8%, which is due at maturity. As part of this agreement, the Company also issued to IDT warrants to purchase 500,000 shares of the Company's common stock at $3.03 per share, exercisable for a period of three years. The proceeds of this loan were used to repay in

                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                                               September 30, 1998



Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     full, term loans in the amount of $7.0 million and balances of certain capital leases totaling $0.4 million.

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

     "Y2K" Issue. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Issue" arises because many computer and hardware systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond the year 1999, which may cause errors in information or system failures. Assessments of the potential effects of the Y2K issue vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Because the Company uses Unix-based systems for its platforms and operating systems to deliver service to customers, it is estimated that material modifications will not be required to ensure Y2K compliance. The Company is continuing its analysis, assessment and planning, and is using internal and external resources to identify, correct or reprogram, and test the computer system for Y2K compliance. It is anticipated that all reprogramming efforts, including testing, will be completed by March 1999. Management is currently evaluating the financial impact for Y2K compliance and expects that total costs for the Company will not exceed $0.5 million. The Company has recently hired an external consulting firm to assess the state of readiness of all its systems which could be affected by the Year 2000 issue and expects that this assessment will be completed by December 1998. No material costs have been incurred during the six months ended September 30, 1998 and management estimates that the Company will incur most of the costs during 1999. In the event that it is unable to correct the "Year 2000" problem, the Company will prepare a contingency plan by April 1999.


                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                                               September 30, 1998



Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     The Company is also in the process of assessing Year 2000 readiness of its key suppliers, and customers. This project has been undertaken with a view toward assuring that the Company has adequate resources to cover its various telecommunications requirements. A failure of the Company's suppliers or customers to address adequately their Year 2000 readiness could affect the Company's business adversely. As part of its contingency planning efforts, the Company will identify alternative sources or strategies where necessary. In addition, the Company is aware of the potential for claims against it for damages arising from products and services that are not Year 2000 ready. The Company believes that such claims against it would be without merit. Finally, the Year 2000 presents a number of risks and uncertainties that could affect the Company, including utilities failures, competition for personnel skilled in the resolution of Year 2000 issues and the nature of government responses to the issues among others. The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.




                                         Executive TeleCard, Ltd.
                                                     d/b/a eGlobe
                                               September 30, 1998



Item 1         Legal Proceedings

     The Company has been sued in the County of Denver Courts by a Colorado reseller of transmission services. The lawsuit arises out of a transaction wherein the plaintiff and the Company contemplated forming a limited liability company for purposes of developing sales opportunities generated by the plaintiff. The Company committed itself to this transaction and relied upon the arrangement which it had entered into. After the Company had committed itself to the acquisition of equipment, financing, and entered into a services contract with the customer, the plaintiff claimed that it was entitled to a confiscatory amount of money for the introduction and, at the same time, the plaintiff failed to provide those items of financing, transmission services and connectivity, as well as the exclusivity agreement which it had promised. For these reasons, the Company and the plaintiff were unable to arrive at a definitive agreement on their arrangement and the plaintiff has sued, claiming breach of a noncircumvention agreement, notwithstanding the fact that the plaintiff agreed to and was a part of the transaction between the Company and its new customer. The Company believes this claim is without merit and plans to defend this action vigorously.

Item 2         Changes in Securities

                    None

Item 3         Defaults upon Senior Securities

                    None

Item 4         Submission of Matters to a Vote of Security Holders
                    None

Item 5         Other Information
                    None

Item 6         Exhibits and Reports on Form 8-K
               a)   Exhibits
                    27. Financial Data Schedule
               b)  Reports on Form 8-K
                    (i)  A report on Form 8-K dated August  12,
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



                                 EXECUTIVE TELECARD, LTD.
                                 (Registrant)



Date:  October 16, 1998          By             /S/
                                             Anne Haas
                                       Controller, Treasurer
                                   (Principal Accounting Officer)




Date:  October 16, 1998          By             /S/
                                        John E. Koonce, III
                                      Chief Financial Officer




Date:  October 16, 1998          By             /S/
                                        Christopher J. Vizas
                                      Chairman of the Board of
                                          Directors, and
                                       Chief Executive Officer
                                    (Principal Executive Officer)