Form 10-Q/A
period 1998-09-30
EXECUTIVE TELECARD LTD
filed 1999-02-16
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Quarter Ended                           Commission File Number

     September 30, 1998                                   1-10210
---------------------------                    -----------------------------


                            EXECUTIVE TELECARD, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              13-3486421
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                        Identification No.)

--------------------------------------------------------------------------------

                 4260 EAST EVANS AVENUE, DENVER, COLORADO 80222
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:       (303) 691-2115
                                                    --------------------------
================================================================================



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                        ---      ---

The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1998 is 17,725,466 shares, all of one class of $.001 par value Common Stock.

                            EXECUTIVE TELECARD, LTD.
                                  D/B/A EGLOBE
                                   FORM 10-Q/A


                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I  Item 1 Consolidated Financial Statements

               Consolidated  Balance  Sheets as of September  30, 1998
               and March 31, 1998                                          3 - 4

               Consolidated  Statements  of  Operations  for the three
               months ended September 30, 1998 and 1997                      5

               Consolidated  Statements  of  Operations  for  the  six
               months ended September 30, 1998 and 1997                      6

               Consolidated  Statements  of  Cash  Flows  for  the six
               months ended September 30, 1998 and 1997                      7

               Notes to Consolidated Financial Statements                 8 - 13

        Item 2 Management's   Discussion   and  Analysis  of  Financial
               Condition and Results of Operations                       14 - 20

PART II Item 1 Legal Proceedings                                              21

        Item 2 Changes in Securities                                          21

        Item 3 Defaults Upon Senior Securities                                21

        Item 4 Submission of Matters to a Vote of Security Holders            21

        Item 5 Other Information                                              21

        Item 6 Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                    22

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                     CONSOLIDATED BALANCE SHEETS
                                     AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998

================================================================================

                                                                   SEPTEMBER 30, 1998                MARCH 31, 1998
                                                                       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
ASSETS

    CURRENT:
    Cash and cash equivalents                                          $  1,640,842                    $  2,391,206
    Trade accounts receivable, less allowance of
        $1,808,455 and $1,472,197 for doubtful
        accounts.                                                         7,430,656                       7,719,853
    Other current assets                                                    373,188                         376,604
--------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                  9,444,686                      10,487,663

    PROPERTY AND EQUIPMENT,
          net of accumulated depreciation and
          amortization                                                   11,993,859                      11,911,310
    OTHER:
          Advances to companies being
               acquired (Note 2)                                          2,246,000                               -
          Total other assets                                              1,051,193                         501,483
--------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                       $ 24,735,738                    $ 22,900,456
====================================================================================================================


See notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                     CONSOLIDATED BALANCE SHEETS
                                     AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998

================================================================================

                                                                    SEPTEMBER 30, 1998                MARCH 31, 1998
                                                                        (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
      Accounts payable                                                 $  2,845,511                    $  1,135,800
      Accrued expenses                                                    5,130,127                       4,222,806
      Income taxes payable                                                2,010,220                       2,004,944
      Other current liabilities                                             320,292                         436,545
      Current portion of long-term debt (Note 5)                          7,576,440                         244,020
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                17,882,590                       8,044,115

LONG-TERM DEBT, less current maturities (Note 5)                          1,491,184                       7,735,581
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        19,373,774                      15,779,696
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY: (Note 7)
      Preferred stock, $.001 par value, 5,000,000 shares
      authorized; none issued                                                    --                              --
      Common stock, $.001 par value, 100,000,000 shares
      authorized; 17,725,466 and 17,346,766 outstanding,
      respectively                                                           17,725                          17,347
      Additional paid-in capital                                         28,686,263                      25,046,830

      Stock to be subscribed                                                996,532                       3,500,000
      Accumulated deficit                                               (24,371,261)                    (21,476,154)
      Cumulative translation adjustment                                      32,705                          32,737
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                5,361,964                       7,120,760
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 24,735,738                    $ 22,900,456
====================================================================================================================

 See notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                     (UNAUDITED)
================================================================================

                                                                        THREE MONTHS               THREE MONTHS
                                                                            ENDED                      ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                            1998                        1997
--------------------------------------------------------------------------------------------------------------------
REVENUE                                                                 $ 7,926,461                 $ 8,891,328

COST OF REVENUE                                                           4,328,989                   4,855,848
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              3,597,472                   4,035,480
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
       Selling, general and administrative                                3,571,703                   3,580,163
       Corporate realignment expense                                             --                   1,259,657
       Settlement costs (Note 7)                                            996,532                          --
       Depreciation and amortization                                        671,313                     595,188
--------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                  5,239,548                   5,435,008
--------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                     (1,642,076)                 (1,399,528)
--------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE:
       Proxy related litigation expense                                      (4,051)                    (53,017)
       Other, principally interest expense                                 (240,880)                   (315,024)
--------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                        (244,931)                   (368,041)
--------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                 (1,887,007)                 (1,767,569)
INCOME TAXES                                                                     --                     105,000
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                $(1,887,007)                $(1,872,569)
--------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE:
     BASIC                                                              $     (0.11)                $     (0.11)
     DILUTED                                                            $     (0.11)                $     (0.11)
====================================================================================================================

See notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                     (UNAUDITED)
================================================================================

                                                                        SIX MONTHS                       SIX MONTHS
                                                                           ENDED                           ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                           1998                             1997
--------------------------------------------------------------------------------------------------------------------
REVENUE                                                                $ 15,612,796                    $ 17,450,879

COST OF REVENUE                                                           8,369,472                       9,301,344
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              7,243,324                       8,149,535
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
       Selling, general and administrative                                7,197,225                       6,950,435
       Corporate realignment expense                                             --                       1,259,657
       Settlement costs (Note 7)                                            996,532                              --
       Depreciation and amortization                                      1,358,639                       1,229,810
--------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                  9,552,396                       9,439,902
--------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                     (2,309,072)                     (1,290,367)
--------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE:
       Proxy related litigation expense                                      (4,051)                       (252,904)
       Other, principally interest expense                                 (581,984)                       (687,219)
--------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                        (586,035)                       (940,123)
--------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                 (2,895,107)                     (2,230,490)
INCOME TAXES                                                                     --                         140,000
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                               $ (2,895,107)                   $ (2,370,490)
--------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE:
     BASIC                                                             $      (0.16)                   $      (0.14)
     DILUTED                                                           $      (0.16)                   $      (0.14)
====================================================================================================================

See notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                     (UNAUDITED)
================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                          SIX MONTHS                     SIX MONTHS
                                                                            ENDED                           ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                             1998                           1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                              $(2,895,107)                    $(2,370,490)
  Adjustments to reconcile net loss to net cash flows
       provided by (used in) operating activities:
       Depreciation and amortization                                      1,358,639                       1,175,554
       Provision for bad debts                                              336,258                         205,268
       Settlement costs                                                     996,532                              --
       Interest expense related to discount                                  96,136                         161,942
       Gain on sale of property and equipment                              (127,002)                             --
       Write-down of building to market                                          --                          55,000
       Changes in operating assets and liabilities:
           Accounts receivable                                              (47,061)                     (1,020,493)
           Other assets                                                          --                          21,722
           Accounts payable                                               1,709,711                        (886,493)
           Accrued expenses                                                 907,321                       1,280,961
           Other liabilities                                               (110,977)                        (37,537)
--------------------------------------------------------------------------------------------------------------------
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         2,224,450                      (1,414,566)
--------------------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES:
       Acquisitions of property and equipment                            (1,432,723)                     (1,689,366)
       Proceeds from sale of building                                       125,338                              --
       Advances to companies being acquired                              (2,246,000)                             --
       Other assets                                                        (553,126)                        227,322
--------------------------------------------------------------------------------------------------------------------
  CASH USED IN INVESTING ACTIVITIES                                      (4,106,511)                     (1,462,044)
--------------------------------------------------------------------------------------------------------------------
  FINANCING ACTIVITIES:
       Proceeds from long-term debt                                       1,250,000                         812,213
       Proceeds from issuance of common stock                                    --                       7,482,500
       Principal payments on long-term debt                                (118,303)                     (3,199,952)
--------------------------------------------------------------------------------------------------------------------
  CASH PROVIDED BY FINANCING ACTIVITIES                                   1,131,697                       5,094,761
--------------------------------------------------------------------------------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (750,364)                      2,218,151
  CASH AND CASH EQUIVALENTS, beginning of period                          2,391,206                       2,172,480
--------------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS, end of period                              $ 1,640,842                     $ 4,390,631
====================================================================================================================

  See notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1998
================================================================================
     NOTE 1 - BASIS OF PRESENTATION
     ---------------------------------------------------------------------------

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

          The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

          Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1998
================================================================================

          facilitate financial analysis. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

          SFAS No. 131 and 132 are effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementation of these standards.

          SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

          Restatement - On November 16, 1998 the Company filed its original Form 10-Q for the quarter ended September 30, 1998 in which it disclosed as a subsequent event the information on a settlement contained in Note
          7. At that  time  the  Company  disclosed  the  recording  of the cost associated with the settlement in the fourth quarter of 1998. Upon further review, the Company believes that the charge for the settlement should have been recorded in the quarter ended September 30, 1998 and, accordingly, is filing this amended Form 10-Q to reflect the charge in the correct period with a corresponding credit to shareholders' equity for the additional value of the preferred stock to be issued. As a result of this amendment, the net loss for the three and six month period was increased by $996,532 or $.06 per share
          - basic and diluted. Additionally, certain minor adjustments and balance sheet reclassifications which increased as of September 30, 1998 total assets, and total liabilities and stockholder's equity by approximately $377,000 have been reflected in this amended Form 10-Q.

     NOTE 2 - ADVANCES TO COMPANIES BEING ACQUIRED
     ---------------------------------------------------------------------------

          This amount consists of funds advanced to two companies that are in the process of being acquired. It is contemplated that one acquisition will be consummated during the fourth quarter of calendar 1998. Advances to this company of $1,275,000 will be allocated to the purchase price. In the event that the transaction is not completed (an

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1998
================================================================================

          event management believes is unlikely), the Company will need to pursue collection of amounts advanced and it may be necessary for the Company to establish a reserve for this amount. The Company believes that if the second acquisition is not consummated due to any reason other than breach by the Company, the Company has the right to be reimbursed for $571,000 of the total amount advanced of $971,000 (See
          Note 5).

     NOTE 3 - BASIC NET INCOME (LOSS) PER SHARE
     ---------------------------------------------------------------------------

          Earnings per share are calculated in accordance with "SFAS" No. 128, "Earnings Per Share". The weighted average shares outstanding for calculating basic earnings (loss) per share were 17,725,466 and 17,712,702 for the three and six months ended September 30, 1998, respectively, and 17,333,590 and 16,820,150 for the three and six months ended September 30, 1997, respectively. Common stock options and warrants of 37,191 and 90,621 for the three and six months ended September 30, 1998, respectively, and 223,316 and 233,757 for the three and six months ended September 30, 1997, respectively, were not included in diluted earnings (loss) per share as the effect was antidilutive due to the Company recording a loss for the periods presented.

          Options and warrants to purchase 2,051,197 shares of common stock at exercise prices from $2.00 to $6.98 per share were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share for the three months ended September 30, 1998 because the exercise prices were greater than the average market price of the common shares during that period. Options and warrants to purchase 1,717,034 shares of common stock at exercise prices from $2.00 to $6.98 per share were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share for the six months ended September 30, 1998 because the exercise prices were greater than the average market price of the common shares during that period. Options and warrants to purchase 337,641 shares of common stock at exercise prices from $7.00 to $10.89 per share were outstanding at September 30, 1997 but were not included in the computation of diluted earnings per share for the three and six months ended September 30, 1997 because the exercise prices were greater than the average market price of the common shares for the periods.

     NOTE 4 - COMPREHENSIVE INCOME
     ---------------------------------------------------------------------------

          Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1998
================================================================================

          income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The impact of comprehensive income items was immaterial for the three and six months ended September 30, 1998 and 1997.

     NOTE 5 - LONG TERM DEBT
     ---------------------------------------------------------------------------

          At September 30, 1998 and March 31, 1998, long-term debt consisted of the following:

                                                                                          SEPTEMBER 30,          MARCH 31,
                                                                                              1998                 1998
                                                                                          (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
8.875% unsecured term note payable to a telecommunications company, net of unamortized discount of $360,382 and $437,608,  interest and principal payable in
August 1999 (1)                                                                           $7,139,618             $7,062,392

8% mortgage note,  payable monthly,  including  interest through March 2010, with an April 2010 balloon  payment;  secured by deed of trust on the related land and
building                                                                                     306,789                310,000

8.875% unsecured term note payable to a stockholder,  net of unamortized discount
of $94,550, interest and principal payable in December 1999 (2)                              905,450                     --

12.00% unsecured term note payable to an investor, net of unamortized discount
of $26,351, interest and principal payable in December 1998 (3)                              223,649                     --

Capitalized lease obligations                                                                492,118                607,209
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                      9,067,624              7,979,601

Less current maturities                                                                    7,576,440                244,020
---------------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                                      $1,491,184             $7,735,581
===========================================================================================================================

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1998
================================================================================

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

     (3) In September 1998, a subsidiary of the Company entered into a bridge loan agreement with an investor for $250,000. The proceeds were advanced to a company that is in the process of being acquired by the Company (See Note 2.) In connection with this transaction, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.00 per share. The warrants expire on September 1, 2003. At September 30, 1998, these warrants have not been exercised.

     NOTE 6 - ACQUISITIONS
     ---------------------------------------------------------------------------

          The Company has entered into a definitive agreement with United Communications International ("UCI") to acquire UCI's calling card business in Greece, Cyprus and the Middle East. The acquisition will extend the Company's network of calling card platforms to Cyprus. The Company is making the purchase for an initial cash payment of $75,000 with additional cash payments of up to $2.4 million over 18 months. After the initial payment, $1.9 million of the cash is in the form of an earnout and the payments may be less depending upon the revenue and profit performance of the business. The purchase price also includes the issuance of 125,000 shares of the Company's common stock, all of which is subject to earnout.

          On June 17, 1998 the Company entered into an Agreement and Plan of merger With IBX International, Inc., on October 9, 1998, the Company entered into a Memorandum of Understanding with IDX International, Inc. ("IDX") and the shareholders of IDX which adjusted the terms of the Merger Agreement with respect to the consummation of the proposed transaction. The Memorandum of Understanding replaces the $5.0 million cash portion of the purchase price with three notes: $1.0 million payable on December 31, 1998; $1.5 million payable on June 30, 1999; and $2.5 million payable on October 31, 1999, each

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1998
================================================================================

          note bearing interest at LIBOR plus 250 basis points. In the event that the Company defaults on any of these notes, the principal and accrued interest may, at the Company's option, be converted into the Company's common stock at the closing market price per share at the date of default. In addition, the Company agrees to pay penalty interest at LIBOR plus 450 basis points until the notes are converted plus an amount equal to 10% of the default amount payable in the form of warrants to purchase common stock of the Company. The price of the warrants, if issued, will be set at the market price on the date of default.

     NOTE 7 - SUBSEQUENT EVENT
     ---------------------------------------------------------------------------

          In November 1998, the Company reached an agreement with its former chairman, Mr. Ronald Jensen, who is also the Company's largest shareholder. The agreement concerned settlement of unreimbursed costs and other potential claims.

          Mr. Jensen had purchased $7.5 million of eGlobe's common stock in a private placement in June 1997 and later was elected Chairman of the Board of Directors. After approximately three months, Mr. Jensen resigned his position citing both other business demands and the demands presented by the challenges of the Company. During his tenure as Chairman, Mr. Jensen incurred staff and other costs which were not billed to the Company. Also, Mr. Jensen subsequently communicated with the Company's current management indicating that there were a number of issues raised during his involvement with the Company relating to the provisions of his share purchase agreement which could result in claims against the Company.

          In order to resolve all current and potential issues, Mr. Jensen and the Company have agreed to the exchange of his current holding of 1,425,000 shares of common stock for 75 shares of 8% series C Cumulative Convertible Preferred Stock, which management estimates to have a fair market value of approximately $3.4 million and a face value of $7.5 million. The terms of the preferred stock permit Mr. Jensen to convert the face value of the preferred stock to common stock at 90% of market price, subject to a minimum conversion price of $4.00 per share and a maximum of $6.00 per share. The difference between the estimated fair value of the preferred stock to be issued and the current market value of the common stock to be surrendered resulted in a one-time non-cash charge to the Company's statement of operations of $996,532 for the quarter ended September 30,1998, with a corresponding credit to stockholders' equity. (See Note 1)

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                              SEPTEMBER 30, 1998
================================================================================

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------------------------------------------

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

          RESULTS OF OPERATIONS

          Overview. For the quarter ended September 30, 1998, the Company incurred an operating loss of $1.6 million (1997 - $1.4 million) on revenues of $7.9 million (1997 - $8.9 million). The operating loss included non-cash charges for depreciation, amortization and provision for bad debts of $0.9 million (1997 - $0.7 million) and a non-cash charge of $1.0 million related to a settlement with the Company's former chairman and largest shareholder to resolve all current and potential issues relating to the provisions of his share purchase agreement and for various costs he incurred. (See Note 7 to Consolidated Financial Statements.) The net loss for the quarter was $1.9 million (1997 - $1.9 million). For the six months ended September 30, 1998, the Company incurred an operating loss of $2.3 million (1997
          - $1.3 million) on revenues of $15.6 million (1997 - $17.5 million). The operating loss included non-cash charges for depreciation, amortization and provision for bad debts of $1.7 million (1997 - $1.4 million) and the settlement costs of $1.0 million referred to above. The net loss for the first six months of fiscal 1998 was $2.9 million (1997 - $2.4 million).

          Revenue. The continuing economic crisis in Asia has had a substantial and negative

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                              SEPTEMBER 30, 1998
================================================================================

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     ---------------------------------------------------------------------------

          impact on the Company's revenues. While new revenues appear to be beginning to offset that decline, they have not yet fully offset such decline. The decline in revenue for the quarter ended September 30, 1998 of $1.0 million was primarily due to a 34% decrease in activity by the Company's Asian customers. Revenue from a new prepaid calling card contract was $0.4 million in the current quarter with no comparable revenue in the prior year. Revenue from this contract plus revenue from several new customer contracts in the Company's traditional postpaid calling card business is expected to have a positive impact on the Company's total revenues for the fourth calendar quarter of 1998. The decline in revenue for the six months ended September 30, 1998 of $1.8 million was primarily due to a decrease in activity by the Company's Asian customers.

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

          Other Costs and Expenses. Selling, general and administrative expenses were $3.6 million in both the quarter ended September 30, 1998 and in the prior year quarter. The current quarter reflects a $0.4 million increase in marketing and sales expenses compared to the prior year quarter. In the comparable quarter and six months of 1997, expenses for employee severance, consulting and legal fees aggregated $1.3 million. These costs were incurred at the commencement of a realignment program. In the current quarter of 1998, the Company incurred settlement costs of $1.0 million related to a matter involving the Company's former chairman and largest shareholder to resolve all current and potential issues relating to the provisions of his common stock purchase agreement and various costs he incurred. (See Note 7 to Consolidated Financial Statements.) For the six months ended September 30, 1998 selling, general and administrative expenses were $7.2 million versus $7.0 million in the prior year six month period.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                              SEPTEMBER 30, 1998
================================================================================

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     ---------------------------------------------------------------------------

          Other Expenses - Net. Interest expense of $0.3 million and $0.6 million in the quarter and six months ended September 30, 1998 (1997 - $0.3 million and $0.7 million) was offset by a $0.1 million gain on the sale of office property in New York

          LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents were $1.6 million at September 30, 1998 compared to $2.4 million at March 31, 1998. Accounts receivable, at September 30, 1998 totaled $7.4 million compared to $7.7 million at March 31, 1998. Subsequent to September 30, 1998, through aggressive collection efforts, the Company has received or is expected to receive past due accounts receivable in the amount of $2.1 million. Accounts payable and accrued expenses totaled $8.0 million at September 30, 1998 compared to $5.4 million at March 31, 1998. The increase is principally due to deferral of payments to certain providers of telecommunications and professional services. Current liabilities at September 30, 1998 exceeded current assets by $8.4 million, principally due to a reclassification from long-term to short-term debt of a loan by IDT Corporation ("IDT") of $7.2 million (face amount of $7.5 million) which is due in August, 1999. (See Existing Obligations below).

          During the six months ended September 30, 1998, cash used in investing activities, principally advances on acquisitions and capital expenditures, was $4.2 million. Offsetting these uses of cash was a borrowing of $1.3 million, from an existing shareholder and another investor in June 1998 and September 1998, respectively.

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

          Current Funding Requirements. Management estimates that based upon current expectations the Company will require additional funding of up to $30 million for the execution of its entire business plan, the principal requirements being the financing of its acquisition program and capital expenditures for new service offerings. To assist it in

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                              SEPTEMBER 30, 1998
================================================================================

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     ---------------------------------------------------------------------------

          raising   the   required   capital,   the   Company  has  engaged  two
          investment-banking firms.

          The Company's financing plan consists of: (i) raising a significant amount of equity capital through a private placement principally with institutional investors; (ii) establishing a credit facility to finance capital equipment needs; and (iii) obtaining a loan facility secured by accounts receivable. Although the Company is actively pursuing these sources of capital, there can be no assurance that it will be successful in these efforts. Should the Company be unsuccessful in securing additional capital, it will be required to modify or curtail its plans for growth. Management estimates that, in order to maintain its current level of operations, it will require a near-term infusion of cash of $2.5 million. It has focused its efforts on the collection of one significant past due receivable and has reached an agreement with this customer which will provide $1.5
          million  in  the  near  term.  The  Company,   through  its  financing
          subsidiary, is also negotiating a short-term loan of up to $1.0 million. Should this latter effort be unsuccessful, a plan to cut costs related to expansion will be implemented.

          The Company has entered into a definitive agreement with United Communications International ("UCI") to acquire UCI's calling card business in Greece, Cyprus and the Middle East. The acquisition will extend the Company's network of calling card platforms to Cyprus. The Company is making the purchase for an initial cash payment of $75,000 with additional cash payments of up to $2.4 million over 18 months. After the initial payment, $1.9 million of the cash is in the form of an earnout and the payments may be less depending upon the revenue and profit performance of the business. The purchase price also includes the issuance of 125,000 shares of the Company's common stock, all of which is subject to earnout.

          On June 17, 1998 the Company entered into an Agreement and Plan of merger With IBX International, Inc., on October 9, 1998, the Company, entered into a Memorandum of Understanding with IDX International, Inc. ("IDX") and the shareholders of IDX which adjusted the terms of the Merger Agreement with respect to the consummation of the proposed transaction. The Memorandum of Understanding replaces the $5.0 million cash portion of the purchase price with three notes: $1.0 million payable on December 31, 1998; $1.5 million payable on June 30, 1999; and $2.5 million payable on October 31, 1999, each note bearing interest at LIBOR plus 250 basis points. In the event that the Company defaults on any of these notes, the principal and accrued interest may, at the Company's option, be converted into the Company's common stock at the closing market price per share at the date of default. In addition, the Company agrees to pay penalty interest at

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                              SEPTEMBER 30, 1998
================================================================================

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     ---------------------------------------------------------------------------

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

          In September 1998, a subsidiary of the Company borrowed $0.3 million from an investor. The loan bears interest at 12% per annum and is payable upon maturity December 1, 1998. Under the terms of the agreement, the investor received warrants to purchase 25,000 shares of common stock at a price of $2.00 per share, exercisable for a period of five years

          Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                              SEPTEMBER 30, 1998
================================================================================

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     ---------------------------------------------------------------------------

          Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

          SFAS No. 131 and 132 are effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementation of these standards.

          SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

          "Y2K" Issue. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Issue" arises because many computer and hardware systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond the year 1999, which may cause errors in information or system failures. Assessments of the potential effects of the Y2K issue vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Because the Company uses Unix-based systems for its platforms and operating systems to deliver service to customers, it is estimated that

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                              SEPTEMBER 30, 1998
================================================================================

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     ---------------------------------------------------------------------------

          material modifications will not be required to ensure Y2K compliance. The Company is continuing its analysis, assessment and planning, and is using internal and external resources to identify, correct or reprogram, and test the computer system for Y2K compliance. It is anticipated that all reprogramming efforts, including testing, will be completed by March 1999. Management is currently evaluating the financial impact for Y2K compliance and expects that total costs for the Company will not exceed $0.5 million. The Company has recently hired an external consulting firm to assess the state of readiness of all its systems which could be affected by the Year 2000 issue and expects that this assessment will be completed by December 1998. No material costs have been incurred during the six months ended September 30, 1998 and management estimates that the Company will incur most of the costs during 1999. In the event that it is unable to correct the "Year 2000" problem, the Company will prepare a contingency plan by April 1999.

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

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                              SEPTEMBER 30, 1998
================================================================================

     ITEM 1 LEGAL PROCEEDINGS
     ---------------------------------------------------------------------------
          The Company has been sued in the County of Denver Courts by a Colorado reseller of transmission services. The lawsuit arises out of a transaction wherein the plaintiff and the Company contemplated forming a limited liability company for purposes of developing sales opportunities generated by the plaintiff. The Company committed itself to this transaction and relied upon the arrangement which it had entered into. After the Company had committed itself to the acquisition of equipment, financing, and entered into a services contract with the customer, the plaintiff claimed that it was entitled to a confiscatory amount of money for the introduction and, at the same time, the plaintiff failed to provide those items of financing, transmission services and connectivity, as well as the exclusivity agreement which it had promised. For these reasons, the Company and the plaintiff were unable to arrive at a definitive agreement on their arrangement and the plaintiff has sued, claiming breach of a noncircumvention agreement, notwithstanding the fact that the plaintiff agreed to and was a part of the transaction between the Company and its new customer. The Company believes this claim is without merit and plans to defend this action vigorously.

     ITEM 2 CHANGES IN SECURITIES
     ---------------------------------------------------------------------------
                    None

     ITEM 3 DEFAULTS UPON SENIOR SECURITIES
     ---------------------------------------------------------------------------
                    None

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ---------------------------------------------------------------------------
                    None

     ITEM 5 OTHER INFORMATION
     ---------------------------------------------------------------------------
                    None

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
     ---------------------------------------------------------------------------
               a)   Exhibits
                    27.  Financial Data Schedule
               b)   Reports on Form 8-K
                    (i) A report on Form 8-K dated August 12, 1998 under Item 2 was filed with the Commission on August 12, 1998 to report the signing of a definitive agreement to acquire Connectsoft Communications Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                      EXECUTIVE TELECARD, LTD.
                                      (Registrant)

Date:  February 16, 1998               By  /s/         Anne Haas
                                         ---------------------------------------
                                                       Anne Haas
                                                  Controller, Treasurer
                                              (Principal Accounting Officer)

Date:  February 16, 1998               By  /s/      John E. Koonce, III
                                         ---------------------------------------
                                                    John E. Koonce, III
                                                  Chief Financial Officer

Date:  February 16, 1998               By  /s/    Christopher J. Vizas
                                         ---------------------------------------
                                                  Christopher J. Vizas
                                         Chairman of the Board of Directors, and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)