Form 10-K
period 1998-12-31
EXECUTIVE TELECARD LTD
filed 1999-04-16
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM APRIL 1, 1998 TO DECEMBER 31, 1998

                         Commission File Number: 1-10210

                            EXECUTIVE TELECARD, LTD.
--------------------------------------------------------------------------------
                               d/b/a eGlobe, Inc.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-3486421
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation of organization)                                No.)

         2000 Pennsylvania Avenue, NW, Suite 4800, Washington, DC 20006
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     (303) 691-2115
                                                  ------------------------------
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No  X
                                     ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of March 31, 1999 amounted to $51,388,246.

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999 was 21,344,694 shares, all of one class of $.001 par value common stock.

                            EXECUTIVE TELECARD, LTD.
                               d/b/a/ eGlobe, Inc.
                                    FORM 10-K

                    NINE MONTH PERIOD ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
     PART I           Item 1     Business                                                                              4-33

                      Item 2     Properties                                                                             34

                      Item 3     Legal Proceedings                                                                      34

                      Item 4     Submission of Matters to a Vote of Security Holders

     PART II          Item 5     Market for Registrant's Common Stock and Related
                                 Stockholder Matters                                                                   35-37

                      Item 6     Selected Consolidated Financial Information                                            38

                      Item 7     Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                                   39-52

                     Item 7A     Quantitative and Qualitative Disclosure About Market Rate                              52

                      Item 8     Consolidated Financial Statements and Supplementary Data                           F-1 to F-53

                      Item 9     Changes in and Disagreements with Accountants on
                                 Accounting and Financial Disclosure

    PART III         Item 10     Directors and Executive Officers of the Registrant                                   48 - 52

                     Item 11     Executive Compensation                                                               52 - 60

                     Item 12     Security Ownership of Certain Beneficial Owners and
                                 Management                                                                           60 - 64

                     Item 13     Certain Relationships and Related Transactions                                         64

     PART IV         Item 14     Exhibits, Financial Statements, Schedules and Reports on
                                 Form 8-K                                                                               65

   SIGNATURES                                                                                                          66-67

                        G        Glossary                                                                              G1-G3


                            EXECUTIVE TELECARD, LTD.
                               d/b/a/ eGlobe, Inc.
                                     PART I

ITEM 1 - BUSINESS (GENERAL)
--------------------------------------------------------------------------------

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. In addition, members of the Company's senior management may, from time to time, make certain forward-looking statements concerning the Company's operations, performance and other developments. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth under the caption "Business--Risk Factors" and elsewhere in this annual report on Form 10-K, as well as factors which may be identified from time to time in the Company's other filings with the Securities and Exchange Commission or in the documents where such forward-looking statements appear. Unless the context suggests otherwise, references in this annual report on Form 10-K to "eGlobe" or to the "Company" mean Executive TeleCard, Ltd. and its subsidiaries.


--------------------------------------------------------------------------------

                                  OUR BUSINESS

     The Company is incorporated in the State of Delaware under the corporate name of Executive TeleCard, Ltd. On August 14, 1998, we began doing business under the name ("d/b/a/") eGlobe. Management believes that creating a new corporate identity is an important step in the continuing development of the Company. The common stock of the Company is quoted on the Nasdaq National Market under the symbol "EGLO".

General

     In 1998, the Company restructured key portions of its operations, refocused its business, and changed its name. It took these actions because management believed that the Company needed to concentrate on what it does best and do it better.

     The business of eGlobe is to provide services to large telecommunications companies, primarily to telephone companies that are dominant in their national markets, and to specialized telephone companies, to Internet Service Providers ("ISP's") and to issuers of credit cards as well. The services of the Company enable its customers to provide global reach for "enhanced" or "value added" telecommunications services that they supply, in turn, to their customers. Until 1998, the entire focus of eGlobe was on supporting calling card services. In 1998, that focus began to change.

     Taking advantage of our key assets - our operating platforms in more than 40 countries, our ability to originate telephone calls (and in many cases, provide data access) in more than 90 countries and territories, and our customer and operating relationships built over the years - we started working with customers to extend their lines of services. A key part of that extension was the recognition that "IP" (Internet Protocol) technologies had become a basic element of our business and a principal need of our customers - even the card services business relies on portions of its billing and operating functions on IP software and services. To support the extension of services, in December 1998, we acquired IDX International, Inc. ("IDX") with its IP voice and fax capabilities and made significant investments in unified messaging software. In addition, we began exploring ways to integrate other services into our operating platforms, including additional acquisitions that might complement current offerings or extend our portfolio of services.

     After our year of restructuring and refocus, we are implementing our new, broader service strategy and leave 1998 committed to a program of growth. That program will demand substantial new resources, particularly, human resources and cash. For those reasons, in the first quarter of 1999 we raised $10.0 million from the sale of equity, arranged a $20.0 million debt facility from an affiliate of a major stockholder, entered into a key vendor financing arrangement, and plan to raise substantial amounts of additional capital during the next two years. Growth in the international telecommunications business often results in a disparity between cash outlays and inflows during periods of growth, with outlays far exceeding inflows. If its growth plans are successful, eGlobe anticipates a period of cash flow disparity.

     Management expects to invest in growth. Cash will be the key element of that investment - whether it takes the form of recruiting personnel, acquiring technology, expanding facilities, or extending the business base through marketing or acquisitions.

     In 1998, we made two principal investments in growth - the acquisition of IDX and the investment in, and acquisition of a technology license for, unified messaging technology. Already in 1999, we have furthered our strategy through the acquisition of Telekey, Inc. ("Telekey") and our negotiations to extend our role in unified messaging and related technologies through a joint venture investment in the company that developed the messaging software that our new services will be based upon.

Operating Platforms and IP Network

     In more than 40 locations around the world, we have installed operating platforms. These platforms are computers, software and related communications termination equipment. In many instances, our platforms are co-located with the international gateway facilities of the dominant telecommunications company in a national market - frequently that company is both the operating partner and the customer. The platforms are connected to both the local telephone network and to international networks. The platforms supply global services to our customers - their functions include managing voice and data access to one or more networks, identifying and validating user access, providing various levels of transaction processing, routing calls or data messages, providing access to additional service functions (for example, the unified messaging service currently in beta test), and supplying billing and accounting information. One of the strengths of the platform is its inherent flexibility, subject to necessary interface and applications programming, in providing a "front end" access node for a range of different services.

     Until the end of 1998, we had no transmission facilities of our own. The network of platforms relied on transmission services supplied by others to route calls or messages. With the acquisition of IDX, that began to change. IDX has developed, and is working to expand, an international network of telecommunications trunks that employ Internet Protocol as the basic method of transporting telephone calls, faxes or data messages. Our platforms are beginning to use that network to route calls and messages. Use of the IDX network to provide transmission services for our other services will reduce costs, create other operating efficiencies and, perhaps most important, permit us to offer new IP based services to our customers, services which would have been difficult if not impossible to supply without the IDX network.

     IDX, like eGlobe works principally as a provider to, and operating partner with, telephone companies and ISP's. This key element of the IDX network and service model helps it mesh with our operating platform service. In combination with us IDX is concentrating on developing business and operating arrangements with the existing customers of eGlobe. So far this strategy appears to be successful, establishing IDX trunk connections collocated with the operating platforms in the international gateway facilities of our customers.

Services

     In 1999, we will concentrate on three lines of service: Network Services (the IP voice and fax capabilities of IDX); Card Services; and the first elements of a new suite of services called "Global Office" which is being built around the global access capabilities of the operating platforms and the first phase of the unified messaging service.

Network Services

     We offer new, low-cost transmission services by transmitting digitized and compressed voice and data messages as IP packets over an international network of frame relay which we manage as a packet-switched private network. This approach resembles that used by many large corporations to transport voice and data over their wide area networks. We believe that IDX's voice service, "CyberCall," and fax service, "CyberFax," provide significant efficiencies to customers, compared to PSTN transmission, for the portion of the transmission delivered by the IP network. We believe that the call quality of IDX service is comparable to that of the PSTN. A portion of the telephony connection must be routed over the PSTN. However, by increasing the number of nodes on the IDX network over time, as supported by traffic flow, we expect to reduce the portion of the call flowing over the PSTN. This should reduce cost and increase the network's efficiency, since the call or fax can be delivered to the intended recipient from the closest network node.

     IDX offers several additions to its each of its primary services, including billing and report generation designed exclusively to support the CyberFax and CyberCall products. We believe that these features significantly enhance the attractiveness of the IDX services to telephone companies and internet service providers. We are working with telephone companies and ISP's to increase the use of the IDX network and increase the number of network nodes through which service can be delivered.

     eGlobe offers an international toll free service ("Service 800") that allows a caller to make a long distance telephone call without paying the applicable international toll charges, which are billed to the Service 800 customer (normally the recipient of the calls). This service was our original service prior to introducing our calling card services several years ago. We are presently offering international toll-free service for calls originating in Australia, Austria, Canada, Denmark, France, Hong Kong, Japan, the Netherlands, Switzerland, the United Kingdom, the United States and West Germany, among others. Given its characteristics, the service has been consolidated into network services division managed by IDX.

Card Services

     Card Services provide customers (telephone companies, ISP's and other card issuers, such as specialized carriers and banks) with the ability to offer calling card programs to their customers. Services include platform services - we provide our operating platforms and the customer provides transmission services - and enhancement services where we provide a combination of platform and transmission services. Calling card services include validation, routing, multi-currency billing and payments, in addition to credit, prepaid and true debit functionality.

     The service is designed for telecommunications operators (including integrated telephone companies, wholesale network providers, resale carriers and ISP's) and corporations looking for a calling card solution to enhance their core business (which is often not related to telecoms) with global calling capabilities on a prepaid, postpaid, debit or limit basis. These customers want us to originate and terminate calls domestically and internationally. Customers are billed for use of the platform and transmission on a per minute basis. Contracts are ordinarily multi-year, sometimes with minimum use requirements.

     We maintain a central processing center in Denver, Colorado for user validation, storage, and processing of billing information. We offer card service customer interface in multiple languages (whether via computer or via operators).

     We provide 24-hour operator assistance and other customer service options. This assistance includes "default to operator" assistance for calls from rotary and pulse-tone telephones. Our operating platforms diverts calls placed from such telephones to an operator who processes the call. The default-to-operator feature enables access to our Platforms from any telephone in any country or territory in our network.



The following table lists some features provided in our card services offerings:

                              CALLING CARD FEATURES

   STANDARD FEATURES:                ENHANCED FEATURES:
   Operator Default                  Customized Languages, Prompts and Closing
   Operator Assistance               Conference Calling
   Language Selection                Translation Services
   Self-Selected PIN                 Access to U.S. Toll-Free Numbers
   Multiple Calling
   Star Key (*) Prompt Restart
   Auto Redial
   Prompt Interrupt
   Voice Mail Compatibility


GLOBAL OFFICE AND NEW SERVICES

     In 1998, we invested more than $1 million in unified messaging and related technologies to help prepare the core elements of a new service offering. In combination with the voice and data access capabilities of the operating platforms, this unified messaging technology will provide a global capability for an end user to dial up the internet while traveling, or dial into a corporate intranet, and retrieve and manage voice mail, email and faxes around the world with a local telephone call.

     This new offering is being developed in combination with key customers, primarily a handful of national telephone companies that combine their local telephone dominance with a dominant internet position in their home markets. The service will be supplied to the telephone company which will in turn make it available to their telephone and internet customers - the target audience is the early technology adapter and the business executive and professional traveling away from the office.

     The unified messaging technology is software-based. In facilities terms, a server will be added to the operating platform to support the messaging functionality.

     The plan is to expand the first phase of the offering described above over the course of the next year with additional services - in particular, the same software that supports the messaging capability is capable of supporting voice-based telephone access to the net and the world wide web, both to retrieve or review information or to support other transactions.


STRATEGY

     Our goal is to become a leading network-based provider of global software defined services. To achieve this goal, our present strategy includes:


     BUILDING ON GLOBAL PRESENCE AND STRATEGIC RELATIONSHIPS

     We believe that international relationships and alliances are important in offering services and that these relationships will be even more important as competition expands globally. We have long-standing relationships with national telephone companies and ISP's. We want to deepen our relationships with these telecommunication companies and increase the number of services we provide to them. We believe that we will have a competitive advantage to the extent that we can maintain and further develop our existing relationships.


     EXPANDING  SERVICE  OFFERINGS  AND  FUNCTIONALITY  WHILE  MAINTAINING  CORE
SERVICES

     We believe that it will be necessary to offer a suite of enhanced business communications services, and that the early providers of credible multi-service offerings will have an advantage. We have introduced global IP voice and IP fax services, and we plan to introduce a broad range of other services including Global Office(TM). We believe that new service offerings and increased product diversification will allow us to achieve a greater return on assets, reduce the seasonality of our revenue stream and decrease exposure to global or regional economic downturns. We also believe that we will be well served by maintaining our existing core card services business which is a necessary complement to many of our planned new services.


     FOCUSING ON INTERNATIONAL CARRIERS AND OTHER CARD COMPANIES

     Many telecommunications companies market their services directly to businesses and other end users. We offer our services principally to national carriers and ISP's, as well as to some specialized telecom companies and card issuers. These companies, in turn, use our services to provide an enhanced service to their customers. We believe that many of these providers will continue to outsource the kind of services we offer and are increasingly seeking new revenue sources by offering value-added services such as those we intend to offer. We also believe that we provide a cost-efficient opportunity because of our existing international network and low cost processing made possible by the network operating platforms. We further believe that we derive a significant advantage in marketing to these customers because of our independence from the major global carriers, which allows national telephone companies, ISP's and card issuers to do business with us without risking their customer bases.


     CONTINUING FOCUS ON THE BUSINESS TRAVELER

     In identifying and offering new services to support our customers, we will continue to pursue services which build upon our strengths, particularly our global reach. As a result, we have has a particular focus on providing services that will be valuable to the business or professional user away from their office, particularly traveling around the world.


INDUSTRY BACKGROUND

     During the last decade, due to changing regulatory environments and numerous mergers, acquisitions and alliances among the major communications providers, there has been a convergence in the services offered by communications companies. The result has been increased globalization of services, strong competition from new entrants into different communications industry segments and the increasing need to differentiate services. In addition, companies have been focusing on areas where they have expertise, superior technology and cost advantages, and have sought to purchase or outsource the portions of the service where they do not have such advantages. We believe that this trend is precipitating the pursuit of new services and expect that it will result in increased outsourcing of more complex value-added services that are unrelated to the core expertise of an organization.

     The evolving environment for communications has increased the number of messages sent and received and the types and means of communications mobile professionals use. With advances in many areas of communications technology, professionals and other travelers are demanding additional features from their telephone and internet providers, particularly ease of Internet access, true global access and unified messaging.


     INTERNET PROTOCOL (IP)

     Unlike the transmission technology which is the basis of the PSTN, where voice and data are transported in the form of relatively continuous analog and digital signals, Internet Protocol-based transmission transports voice and data in the form of data packets which do not flow in a continuous channel. As a result of this essentially "random" packet transport system, the information being transported - whether voice, video, fax or other forms of messages or information - is much more easily managed and manipulated. That relative ease of management and manipulation leads to a wide range of new functions and services, all of which are possible as a result of the underlying IP capability. This has led to a proliferation of IP based services and is rapidly making IP the technical basis for many new value-added and enhanced services, including voice (telephone) services. Indeed, our card services already rely on IP capabilities in key billing and transaction management functions.

     IP, therefore will, in our judgement, ultimately become the dominant underlying service protocol. That means that without regard to the type of information--whether voice or data, card service or messaging, the ability to call home or "surf" the web--IP will be a key building block for "enhanced" "value added", or "intelligent" network services in the future.

     With the acquisition of IDX and our investment in unified messaging, IP has become a core technology in our service mix.

     Early Internet voice transmission was of poor quality, but IP transmission quality improved significantly with the development of an IP "gateway" that connects telephone calls between IP networks and PSTN networks. The computer server converts the PSTN voice into data packets and routes the data over the Internet or another IP network. A second computer server in the destination area converts the data back to analog form and switches it to the local phone network as a local call. IP gateways have enabled IP telephony to evolve into numerous new services and networks.

     IP telephony offers many benefits;

     o    simplified management;

     o use for both voice and data transmission allows consolidation of traffic over a single network;

     o reduction of overhead and maintenance costs for the IP portion of the transmission, and

     o enables use of applications such as video, voice mail, conferencing, messaging, data-sharing, and directory services over the same network.

Other technologies--such as ISDN and ATM--also have brought some of the benefits of consolidating telephone and data networks. IP transmission also offers ubiquity. The communications industry requires large scale acceptance of new technologies to justify the massive investment in infrastructure needed to implement them. The ubiquity and critical mass that the Internet has achieved has attracted significant investment and application development, which also have promoted and developed IP transmission.


MARKET

     The global telecommunications services industry is growing significantly. Two of the fastest growth areas have been mobile communication related services and international telecommunication services, which have grown at impressive rates.

     We believe that demand for global telecommunications services, including our offerings, will continue to grow substantially as a result of (1) increased reliance by business users on telecommunication services; (2) increased globalization of business; and (3) use of the Internet.

     Changes in global telecommunication services have dramatically increased both the number of messages and the medium used. Messages are increasingly taking electronic form as electronic mail and other electronic communications tools usage has grown. Increased e-mail usage, in turn, has led to increased demand for mobile, dial-up access to the Internet.

     The growth in the global telecommunications market also reflects the increasingly international nature of business, the significant growth of emerging and newly industrialized economies and the increase in international trade. We believe that as multinational corporations globalize, and expand into new markets, their demand for diverse and customized telecommunications services will continue to grow. Increased globalization will lead to increased demand for products and services that address the communication and information management needs of an increasingly mobile society. Growth in communication and information demand on the part of international travelers is further evidenced by the proliferation of electronic devices (such as notebook and subnotebook computers with modems, both wireline and wireless) and the explosive growth of the Internet, corporate intranets and network services that allow travelers remote access to their home offices. As business travel grows, the percentage of travelers who have a need for remote office access to messaging and communication services will increase.

     The Internet continues to become a preferred solution in many circumstances to the increased message and communication needs of mobile consumers. The worldwide commercial Internet/intranet market has grown very rapidly, and this growth is expected to continue. Many factors are driving this increase in demand for Internet access by an increasingly more mobile group of end users. Strategic developments affecting this demand for nomadic Internet access include:

          o increasing deregulation and competition in telecommunications markets;

          o growth of Internet usage to a critical mass to achieve near universal acceptance;

          o    dramatic increase in the use of e-mail, and

          o    decreasing access costs to backbone providers and end users.

     In addition to consumer use, corporations have been moving online. The number of large companies with a Web presence continues to increase, as does the number of registered commercial domains. This increase in corporate use indicates how quickly the Internet has become a mainstream channel for corporate marketing, communications and business transactions.


COMPETITION

     Our industry is intensely competitive and rapidly evolving. The communications industry is dominated by companies much larger than us, with much greater name recognition, much larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we have. In addition, several other companies have commenced offerings, or have announced intentions to offer, enhanced communications services similar to certain of the enhanced services we plan to offer.

     Our core services compete against services provided by companies such as AT&T Corp., British Telecom, MCI/Worldcom and Global One, as well as some smaller multinational providers. In providing enhanced services we expect to compete with businesses already offering or planning to offer such services. These companies include Premiere Technologies (provides enhanced communication services and is developing a unified messaging platform), JFAX (remote office services) and General Magic (provides IP based integrated voice and data applications). We expect other parties to develop platform products and services similar to our services offered.

     We believe the principal factors affecting competition include services and features, geographic coverage, price, quality, reliability of service and name recognition. We expect to build upon our global network and operating platform by offering a broader range of services, by expanding our relationships with national telephone companies and other large companies that outsource business to us, and by continuing to provide processing services efficiently. We believe we will be able to compete effectively if we can successfully implement our competitive strategy. However, to the extent other companies are successful in offering superior enhanced communication services or introducing such services before we do, we likely would be adversely affected and such effects could material. See "Risk Factors-Rapid technological and market changes create significant risks to us."


SALES AND MARKETING

     We market our services to national telephone companies, ISP's, specialized telecom companies, and card issuers which in turn provide our services to their customers. During 1998, we established a direct sales force (approximately 15 people) to focus on sales to these customers. To be close to our customers, we have based much of our direct sales force in Europe and Asia. Also during 1998, we established a marketing staff responsible primarily for providing marketing support to the sales efforts at varying levels of involvement. The marketing staff also promotes the Company's corporate image in the marketplace and provides marketing support to our customers to encourage their customers to use our services. We pay sales commissions to our sales employees and agents.

ENGINEERING

     Our engineering personnel are responsible for provisioning and implementing network upgrades and expansion and updating, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. Our software engineering efforts include (1) updating our proprietary network of operating platforms and integrating our software with commercially available software and hardware when feasible, and (2) identifying and procuring improved services compatible with our existing services and platforms.


TECHNOLOGY: INTELLECTUAL PROPERTY RIGHTS

     We regard our operating platforms and our global IP voice, IP fax and other software as proprietary and have implemented some protective measures of a legal and practical nature to ensure they retain that status. We have filed a patent application relating to certain aspects of the operating platform with the U.S. Patent and Trademark Office, and are taking steps to extend our patent application to certain international jurisdictions. We have also registered certain trade or service marks with the U.S. Patent and Trademark Office, and applications for registration of additional marks are currently pending. Certain trade or service marks also have been registered in some European and other countries, and applications for registration of additional marks are pending. In addition to filing patents and registering marks in various jurisdictions, we obtain contractual protection for our technology by entering into confidentiality agreements with our employees and customers. We also limit access to and distribution of our operating platforms, hardware, software, documentation and other proprietary information.

     There can be no assurance, however, the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our technology. Despite our measures, competitors could copy certain aspects of our operating platform and our global IP voice, IP fax and other software or obtain information which we regard as trade secrets. Further, if challenged, there can be no assurance we can successfully defend any patent issued to us or any marks registered by us. In any event, we believe that such technological innovation and expertise and market responsiveness are as (or more) important than the legal protections described above. We believe it is likely our competitors will independently develop similar technology and we will not have any rights under existing laws to prevent the introduction or use of such technology. See "Risk Factors--We Have Only Limited Protection of Proprietary Rights and Technology and are Exposed to Risks of Infringement Claims."


CUSTOMERS

     For the nine month period ended December 31, 1998, Telefonos de Mexico, S.A., de C.V. ("Telmex"), MCI and Worldcom, Inc. (primarily its affiliates ATC and LDDS), and Telecom Australia accounted for 19%, 16% and 10%, respectively, of our revenues and were the only customers accounting for 10% or more of our revenues. In the fourth calendar quarter of 1998, we experienced a significant and permanent decline in revenues from several North American customers, particularly Telmex. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

REGULATION

     We are subject to regulation as a telecommunications service provider in some jurisdictions. In addition, we or a local partner is required to have licenses or approvals in those countries where we operate and where equipment is installed.


     UNITED STATES FEDERAL REGULATION

     Pursuant to the Communications Act of 1934, as amended (the "Communications Act"), the Federal Communications Commission ("FCC") is required to regulate the telecommunications industry in the U. S. Under current FCC policy, telecommunications carriers reselling the services of other carriers, and not owning domestic telecommunications transmission facilities of their own, are considered non-dominant and, as a result, are subject to streamlined regulation. The degree of regulation varies between domestic telecommunications services (services which originate and terminate within the U. S.) and international telecommunications services (services which originate in the U. S. and terminate in a foreign country or vice versa).

     Non-dominant providers of domestic services do not require prior authorization from the FCC to provide service. However, non-dominant providers of international services must obtain authorization to provide service from the FCC pursuant to Section 214 of the Communications Act. Carriers providing international service also must file a tariff with the FCC, setting forth the terms and conditions under which they provide international services. The FCC has determined that it no longer will require non-dominant providers of domestic services to file tariffs, but instead will require carriers to post this information on the Internet. That decision has been stayed, pending appeal by the U.S. Court of Appeals for the District of Columbia Circuit. We provide both domestic and international services to and from the U.S. and therefore must possess authority under Section 214 of the Communications Act and must file tariffs for domestic and international services with the FCC. We have held an authorization to provide service since 1989. We also have tariffs on file with the FCC setting forth the terms and conditions under which we provide domestic and international services.

     In addition to these authorization and tariff requirements, the FCC imposes a number of additional requirements on all telecommunications carriers.

     The regulatory requirements in force today impose a relatively minimal burden on us. There can be no assurance, however, that the current regulatory environment and the present level of FCC regulation will continue, or that we will continue to be considered non-dominant.


         NON-U.S. GOVERNMENT REGULATION

     Telecommunications activities are subject to government regulation to varying degrees in every country throughout the world. In many countries where we operate, equipment cannot be connected to the telephone network without regulatory approval, and therefore installation and operation of our operating platform or other equipment requires such approval. We have licenses or other equipment approvals in the jurisdictions where we operate. In most jurisdictions where we conduct business, we rely on our local partner to obtain the requisite authority. In many countries our local partner is a national telephone company, and in some jurisdictions also is (or is controlled by) the regulatory authority itself.

     As a result of relying on our local partners, we are dependent upon the cooperation of the telephone utilities with which we have made arrangements for our authority to conduct business, as well as for operational and certain of our administrative requirements. Our arrangements with these utilities are nonexclusive and take various forms. Although some of these arrangements are embodied in formal contracts, any telephone utility could cease to accommodate our requirements at any time. Depending upon the location of the telephone utility, such action could have a material adverse effect on our business and prospects. In some cases, principally countries which are members of the European Community and the U. S., laws and regulations provide that the arrangements necessary for us to conduct our service may not be arbitrarily terminated. However, the time and cost of enforcing our rights may make legal remedies impractical. We presently have good relations with most of the foreign utilities with which we do business. There can be no assurance, however, that such relationships will continue or that governmental authorities will not seek to regulate aspects of our services or require us to obtain a license to conduct our business.

     Many aspects of our international operations and business expansion plans are subject to foreign government regulations, including currency regulations. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business opportunities. See "Risk Factors--Risks Associated with International Business."


     IP TELEPHONY

     The regulation of IP telephony is still evolving. The U. S. FCC has stated that some forms of IP telephony appear to be similar to "traditional" telephone service, but the FCC has not decided whether, or how, to regulate providers of IP telephony. In addition, several efforts have been made to enact U.S. federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions also may retain intrastate jurisdiction and could initiate proceedings to regulate the intrastate aspects of IP telephony. A number of countries currently prohibit IP telephony. Other countries permit but regulate IP telephony. If and to the extent that governments prohibit or regulate IP telephony, we could be subject to regulation and possibly to a variety of penalties under foreign or U.S. law, including without limitation, orders to cease operations or to limit future operations, loss of licenses or of license opportunities, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution.


EMPLOYEES

     As of December 31, 1998, we employed two hundred-two (202) employees, as follows: one hundred eleven (111) in Denver, Colorado, seven (7) in Tarrytown, New York, four (4) in Washington, D.C., twenty-seven (27) in Reston, Virginia, one (1) in Nyon, Switzerland, nine (9) in Silkeborg, Denmark, fourteen (14) in Hong Kong, twenty-nine (29) in Taipei, Taiwan, one (1) in Brussels, Belgium, seven (7) in Godalming, United Kingdom and one (1) in Limassol, Cyprus. See Note 13 to the Consolidated Financial Statements for geographic business segment information.

CERTAIN RECENT DEVELOPMENTS

     Effective with the period ended December 31, 1998, the Company changed to a December 31, fiscal year end. Therefore, the period ended December 31, 1998 represents a nine month period as compared to the twelve month fiscal years ended March 31, 1998, 1997, 1996 and 1995.

     IDX ACQUISITION. On December 2, 1998, we acquired IDX International, Inc. ("IDX"), a privately held Virginia corporation (the "IDX acquisition"). IDX is a supplier of IP (Internet protocol) fax and IP voice platforms and services to telecommunications operators and ISP's in 14 countries. With 56 employees, IDX currently has approximately $6.5 million of annualized revenue (based upon revenues for the most recent two month period ended December 31, 1998). IDX will provide us with two key services for our new suite of Internet services: IP fax and IP voice. For at least the first year, IDX will operate as a separate subsidiary, although we have begun to use its services to support some of the card services requirements. IDX will operate with its existing management and personnel in facilities in Reston, Virginia.

     Under the merger agreement signed with IDX, we recently elected Hsin Yen, the President of IDX, and Richard Chiang, the Chairman of IDX prior to the IDX acquisition, to our Board of Directors. This expands our Board to a total of 11 directors. As the President of IDX, Hsin Yen reports directly to Mr. Vizas, our Chairman and Chief Executive Officer.

     As a result of the IDX acquisition, all of the shares of common stock and preferred stock of IDX, outstanding immediately prior to the effective time of the IDX acquisition (excluding any treasury shares) were converted into, in the aggregate, (a) 500,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred Stock"), which are convertible into up to 2,500,000 shares (2,000,000 shares until stockholder approval is obtained) of our common stock ("Common Stock"), subject to adjustment as described below, (b) warrants to purchase up to 2,500,000 shares of our Common Stock, subject to stockholder approval as well as adjustment as described below (the "IDX Warrants"), and (c) $5.0 million which amount is subject to decrease as described below, in interest bearing Convertible Subordinated Promissory Notes.

     The shares of Series B Preferred Stock are convertible at the holders option at any time at the then current conversion rate. The shares of Series B Preferred Stock will automatically convert into shares of our Common Stock on the earlier to occur of (a) the first date that the 15 day average closing sales price of our Common Stock is equal to or greater than $8.00 or (b) 30 days after the later to occur of (i) December 2, 1999 or (ii) the receipt of any necessary stockholder approval relating to the issuance of the Common Stock upon such conversion, subject to IDX's achievement of certain revenue and EBITDA objectives.

     The IDX Warrants are exercisable only to the extent that IDX achieves certain revenue and EBITDA goals over the twelve months ending December 2, 1999 (and if stockholder approval is received). We have "guaranteed" a price of $8.00 per share at December 2, 1999 to recipients of the Common Stock issuable upon the conversion or exercise, as the case may be, of the Series B Preferred Stock and IDX Warrants, subject to IDX's achievement of certain revenue and EBITDA objectives. If the market price is less than $8.00 on December 2, 1999, subject to IDX's achievement of certain revenue and EBITDA objectives, we will issue additional shares of Common Stock upon conversion of the Series B Preferred Stock and exercise of the IDX Warrants (subject to the receipt of any necessary stockholder approval) based on the ratio of $8.00 to the market price, but not more than an aggregate of 7 million additional shares of Common Stock.

     The Convertible Subordinated Promissory Notes are due in three installments (the first of which was paid in stock in March 1999) through October 30, 1999, and are payable in cash or Common Stock (valued at the then market price). In addition, we have agreed to pay the accrued but unpaid dividends (the "IDX Accrued Dividends") on IDX's preferred stock under an interest bearing Convertible Subordinated Promissory Note in the original principal amount of $418,000 due May 31, 1999. We are entitled to reduce the aggregate principal balance of the last payment due on the Convertible Subordinated Promissory Notes by the amount of the IDX Accrued Dividends and certain other deferred amounts unless offset by net proceeds from the sale of a subsidiary of IDX and a note issued to IDX by an option holder. See Note 6 to the Consolidated Financial Statements for further discussion.

     UCI ACQUISITION. On December 31, 1998, we acquired UCI Tele Networks, Ltd. ("UCI"), a privately held corporation established under the laws of the Republic of Cyprus (the "UCI acquisition"). UCI is a development stage calling card business serving Greece, Cyprus and the Middle East. We have projected that the UCI acquisition will provide projected revenues in 1999 ranging between $2 and $3 million. UCI will operate with its existing management and personnel from offices in Limassol, Cyprus.

     We acquired UCI for 125,000 shares of our Common Stock (50% delivered at the acquisition date and 50% to be delivered February 1, 2000, subject to adjustment); warrants to purchase 50,000 shares of our Common Stock, with an exercise price equal to the market price at the time of issuance of $1.63 and $2.1 million in promissory notes or cash, according to a payment schedule and subject to adjustments based on an earnout formula, each as described below. We paid UCI $75,000 in January 1999; we agreed to pay UCI $500,000 with interest at the rate of 8% per annum 180 days following the UCI closing date; we agreed to pay UCI $500,000 with interest at the rate of 8% per annum 18 months following the UCI closing date, and we agreed to pay UCI $1.025 million on February 1, 2000 or December 31, 2000, subject to certain adjustments as discussed below.

     We agreed to adjust the purchase price we paid to acquire UCI as follows. If the closing market price on the Nasdaq National Market of our Common Stock on February 1, 2000 is less than $8.00, we will issue additional shares of our Common Stock equal in number to: $1 million divided by the closing market price of our Common Stock on December 1, 1999, less 125,000 shares of our Common Stock. These shares as well as the 62,500 shares of Common Stock to be delivered are subject to adjustment as discussed below.

     If UCI does not achieve 100% of its revenue target as of February 1, 2000, we will pay less cash and issue fewer shares of our Common Stock. If UCI achieves more than 100% of its revenue target for the same period, then we shall pay up to $300,000 in additional cash to UCI. See Note 6 to the Consolidated Financial Statements for further discussion.

          EXCHANGE WITH RONALD JENSEN. In November 1998, we reached an agreement with Mr. Ronald Jensen, who is also our largest stockholder. The agreement concerned settlement of unreimbursed costs and potential claims. Mr. Jensen had purchased $7.5 million of our Common Stock in a private placement in June 1997 and later was elected Chairman of our Board of Directors. After approximately three months, Mr. Jensen resigned his position, citing both other business demands and the challenges of managing our business. During his tenure as Chairman, Mr. Jensen incurred staff and other costs that were not billed to eGlobe. Also, Mr. Jensen subsequently communicated with our current management, indicating there were a number of issues raised during his involvement with eGlobe relating to the provisions of his share purchase agreement which could result in claims against us.

          To resolve all current and potential issues, Mr. Jensen agreed with us to exchange his current holding of 1,425,000 shares of Common Stock for 75 shares of our 8% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), which management estimated to have a fair market value of approximately $3.4 million and a face value of $7.5 million. The terms of the Series C Preferred Stock permit Mr. Jensen to convert the Series C Preferred Stock into the number of shares equal to the face value of the preferred stock divided by 90% of common stock market price, but with a minimum conversion price of $4.00 per share and a maximum of $6.00 per share, subject to adjustment if we issue Common Stock for less than the conversion price. The difference between the estimated fair value of the Series C Preferred Stock to be issued and the market value of the Common Stock surrendered resulted in a one-time non-cash charge to our statement of operations of $1.0 million in the quarter ended September 30, 1998 with a corresponding credit to stockholders' equity.

          In connection with subsequent issuances of securities which are convertible into or exercisable for our Common Stock, we discussed with Mr. Jensen the extent to which the conversion price of the Series C Preferred Stock should be adjusted downward. The parties agreed to exchange all of the outstanding Series C Preferred Stock for shares of Common Stock, which exchange would have the same economic effect as if the Series C Preferred Stock had been converted into Common Stock with an effective conversion price of $2.50 per share. On February 16, 1999, we agreed to exchange 75 shares of Series C Preferred Stock then held by Mr. Jensen for 3,000,000 shares of Common Stock. The market value of the 1,125,000 incremental shares of Common Stock issued of approximately $2.7 million will be recorded as a preferred stock dividend in the quarter ended March 31, 1999. See Notes 7 and 17 to the Consolidated Financial Statements for further discussion.

     SERIES D PREFERRED STOCK. We concluded a private placement of $3 million in January 1999 with Vintage Products Ltd. ("Vintage"). We sold (i) 30 shares of our 8% Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"), (ii) warrants to purchase 112,500 shares of Common Stock, with an exercise price of $.01 per share, and (iii) warrants to purchase 60,000 shares of Common Stock, with an exercise price of $1.60 per share, to Vintage. In addition, we agreed to issue to Vintage, for no additional consideration, additional warrants to purchase the number of shares of Common Stock equal to $250,000 (based on the market price of the Common Stock on the last trading day prior to June 1, 1999 or July 1, 2000, as the case may be), or pay $250,000 in cash, if we do not (i) consummate a specified merger transaction by May 30, 1999, or (ii) achieve, in the fiscal quarter commencing July 1, 2000, an aggregate amount of gross revenues equal to or in excess of 200% of the aggregate amount of gross revenues achieved by the Company in the fiscal quarter ended December 31, 1998.

     The shares of Series D Preferred Stock are convertible, at the holder's option, into shares of our Common Stock at any time after April 13, 1999 at a conversion price, which is subject to adjustment if we issue Common Stock for less than the conversion price, equal to the lesser of $1.60 or, if we fail to have positive EBITDA for at least one of the first three fiscal quarters of 1999 or we fail to complete a public offering of equity securities for a price of at least $3.00 per share and with gross proceeds to us of at least $20 million on or before the end of the third fiscal quarter of 1999, the market price just prior to conversion. The shares of Series D Preferred Stock will automatically convert into Common Stock upon the earliest of (i) the first date on which the market price of the Common Stock is $5.00 or more per share for any 20 consecutive trading days, (ii) the date on which 80% or more of the Series D Preferred Stock we issued has been converted into Common Stock, or (iii) the date we close a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to us of at least $20 million.

     The shares of Series D Preferred Stock must be redeemed if it ceases to be convertible (which would happen if the number of shares of Common Stock issuable upon conversion of the Series D Preferred Stock exceeded 19.9% of the number of shares of Common Stock outstanding when the Series D Preferred was issued, less shares reserved for issuance under warrants). Redemption is in cash at a price equal to the liquidation preference of the Series D Preferred Stock at the holder's option or our option 45 days after the Series D Preferred Stock ceases to be convertible. If we receive stockholder approval to increase the number of shares issuable we must issue the full amount of Common Stock upon conversion of the Series D Preferred Stock even if the number of shares exceeds the 19.9% maximum number.

     Vintage has agreed to purchase 20 additional shares of Series D Preferred Stock plus warrants for $2 million upon the registration of the Common Stock issuable upon the conversion of the Series D Preferred Stock. At that time we will issue to Vintage warrants to purchase 75,000 shares of Common Stock, with an exercise price of $.01 per share, and warrants to purchase 40,000 shares of Common Stock, with an exercise price of $1.60. See Note 17 to the Consolidated Financial Statements for further discussion.

     SERIES E PREFERRED STOCK. In February 1999, contemporaneously with the exchange of Mr. Jensen's Series C Preferred Stock for shares of common stock, we concluded a private placement of $5 million with EXTL Investors LLC, a limited liability company in which Ronald Jensen and his wife are the sole members ("EXTL Investors"). We sold 50 shares of our 8% Series E Cumulative Convertible Redeemable Preferred Stock (the "Series E Preferred Stock"), and warrants (the "Series E Warrants") to purchase (i) 723,000 shares of Common Stock with an exercise price of $2.125 per share and (ii) 277,000 shares of Common Stock with an exercise price of $.01 per share to EXTL Investors.

     The shares of the Series E Preferred Stock may be redeemed at a redemption price equal to the face value plus accrued dividends, in cash or in Common Stock, at our option or at the option of any holder, provided that the holder has not previously exercised the convertibility option described, at any time following the date that is five years after we issue the Series E Preferred Stock. The Series E Preferred Stockholder may elect to make the shares of Series E Preferred Stock convertible into shares of Common Stock at any time after issuance. We also may elect to make the shares of Series E Preferred Stock convertible, but only if (i) we have positive EBITDA for at least one of the first three fiscal quarters of 1999 or (ii) we complete a public offering of equity securities for a price of at least

$3.00 per share and with gross proceeds to us of at least $20 million on or before the end of the third fiscal quarter of 1999. On April 9, 1999 in connection with the $20 million financing discussed below, the Series E Preferred Stockholders exercised the convertibility option. As a result, the Series E Preferred Stock is no longer redeemable.

     The shares of Series E Preferred Stock will automatically be converted into shares of our Common Stock, on the earliest to occur of (x) the first date as of which the last reported sales price of our Common Stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series E Preferred Stock is outstanding, (y) the date that 80% or more of the Series E Preferred Stock we have issued has been converted into Common Stock, or (z) we complete a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to us of at least $20 million. The initial conversion price for the Series E Preferred Stock is $2.125, subject to adjustment if we issue Common Stock for less than the conversion price. See Note 17 to the Consolidated Financial Statements for further discussion.

     TELEKEY  ACQUISITION.  On February  12,  1999,  we acquired  Telekey,  Inc.
("Telekey"), a privately held Georgia corporation (the "Telekey acquisition"). Telekey provides a range of card based telecommunications services (calling, voice mail, email and others) primarily to foreign academic travelers (teachers and students) visiting the US and Canada. Telekey will operate with its existing management and personnel in existing facilities in Atlanta, Georgia.

     As a result of the Telekey acquisition, all of the shares of common stock of Telekey outstanding immediately prior to the effective time of the Telekey acquisition were converted into, in the aggregate, (a) a base amount of 1,010,000 shares of our Series F Convertible Preferred Stock ("Series F Preferred Stock") at closing, (b) at least 505,000 and up to 1,010,000 shares of Series F Preferred Stock two years later (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey's meeting certain revenue and EBITDA tests, (c) $125,000 in cash at closing and (d) a Promissory Note in the original principal amount of $150,000, payable in equal monthly installments over one year, issued at closing.

     The shares of Series F Preferred Stock will automatically convert into shares of our Common Stock on the earlier to occur of (a) the first date that the 15 day average closing sales price of our Common Stock is equal to or greater than $4.00 or (b) July 1, 2001. We have "guaranteed" a price of $4.00 per share at December 31, 1999 to recipients of the Common Stock issuable upon the conversion of the Series F Preferred Stock, subject to Telekey's achievement of certain revenue and EBITDA objectives. If the market price is less than $4.00 on December 31, 1999, we will issue additional shares of Common Stock upon conversion of the Series F Preferred Stock based on the ratio of $4.00 to the market price, but not more than an aggregate of 600,000 additional shares of Common Stock.

     DEBT FINANCING. On April 9, 1999, we and our wholly owned subsidiary eGlobe Financing Corporation ("eGlobe Financing"), entered into a Loan and Note Purchase Agreement with EXTL Investors (which, together with its affiliates, is our largest stockholder). eGlobe Financing initially borrowed $7 million from EXTL Investors and we granted EXTL Investors warrants (1/3 of which are presently exercisable) to purchase 1,500,000 shares of our Common Stock at an exercise price of $.01 per share. As a condition to receiving this $7.0 million unsecured loan, we entered into a Subscription Agreement with eGlobe Financing under which we have irrevocably agreed to subscribe for eGlobe Financing stock for an aggregate subscription price of up to $7.5 million (the amount necessary to repay the loan and accrued interest).

     As part of the Loan and Note Purchase Agreement, EXTL Investors agreed to purchase $20 million of 5% Secured Notes from eGlobe Financing, upon our request, provided that we first obtain any required stockholder approval at our next stockholder meeting. If we issue the Secured Notes to EXTL Investors, we must repay the $7 million initial loan. We also must grant EXTL Investors warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $1.00 per share, although 2/3 of the initial warrants to purchase 1,500,000 shares will expire if we issue the secured notes.

     If eGlobe Financing does not issue Secured Notes for the $20 million after we obtain stockholder approval (or if we do not obtain approval at our next annual stockholder meeting), the $7 million loan must be repaid on the earliest to occur of (i) April 9, 2000, (ii) the date that we complete an offering of debt or equity securities from which we receive net proceeds of at least $30 million or (iii) the occurrence of an event of default. Also, the remaining 2/3 of the initial warrants to purchase 1,500,000 shares will become exercisable at that time.

     The Secured Notes, if sold, must be repaid in 36 specified monthly installments commencing on the first month following issuance, with the remaining unpaid principal and accrued interest being due in a lump sum with the last payment. The entire amount becomes due earlier if we complete an offering of debt or equity securities from which we receive net proceeds of at least $100 million (a "Qualified Offering"). The principal and interest of the Secured Notes may be paid in cash. However, up to 50% of the original principal amount of the Secured Notes may be paid in our Common Stock at our option if (i) the closing price of our Common Stock on Nasdaq is $8.00 or more for any 15 consecutive trading days, (ii) we close a public offering of our equity securities at a price of at least $5.00 per share and with gross proceeds to us of at least $30 million, or (iii) we close a Qualified Offering (at a price of at least $5.00 per share, in the case of an offering of equity securities).

     The proceeds of these financings will be used by us to fund capital expenditures relating to our network of IP trunks and intelligent platforms for calling card and unified messaging services, and for working capital and general corporate purposes. The proceeds of the Secured Notes would also be used to repay the $7 million initial loan and our approximately $8 million of senior indebtedness to IDT Corporation.

     If eGlobe Financing issues the Secured Notes, we will transfer substantially all of our operating assets to eGlobe Financing so that EXTL Investors can have a security interest in our assets to secure payment under the Secured Notes. The security interest would be subject to certain exceptions for existing debt and vendor financing. We and our operating subsidiaries would guarantee payment of the Secured Notes.

     EXTL Investors also has agreed, under the Loan and Note Purchase Agreement, to make advances to eGlobe Financing from time to time based upon eligible accounts receivable. These advances may not exceed the lesser of 50% of eligible accounts receivable and (ii) the aggregate amount of principal payments made by eGlobe Financing under the Secured Notes. We will guarantee repayment of these advances, which also will be secured by the same security arrangement as the Secured Notes.

     The Loan and Note Purchase Agreement contains several covenants which we believe are fairly customary, including prohibitions on:

     (i) mergers and sales of substantially all assets;

     (ii) sales of material assets other than on an arm's length basis and in the ordinary course;

     (iii) encumbering any of our assets (except for certain permitted liens);

     (iv) incurring or having outstanding indebtedness other than certain permitted debt (which includes certain existing debt and future equipment and facilities financing), or prepaying any subordinated indebtedness; or

     (v) paying any dividends or distributions on any class of our capital stock (other than any dividend on outstanding preferred stock or additional preferred stock issued in the future) or repurchasing any shares of our capital stock (subject to certain exceptions).

     The Loan and Note Purchase Agreement contains several fairly standard events of default, including:

     (i) non-payment of any principal or interest on the $7 million loan or the Secured Notes, or non- payment of $250,000 or more on any other indebtedness;

     (ii) failure to perform any obligation under the Loan and Note Purchase Agreement or related documents;

     (iii) breach of any representation or warranty in the Loan and Note Purchase Agreement;

     (iv)  inability  to pay our debts as they  become  due,  or  initiation  or
consent  to  judicial   proceedings   relating  to  bankruptcy,   insolvency  or
reorganization;

     (vi) dissolution or winding up, unless approved by EXTL Investors; and

     (vi) final judgment ordering payment in excess of $250,000.

     OTHER POTENTIAL ACQUISITIONS. We are currently negotiating to acquire, substantially all the assets of two other companies. One of such companies would be acquired by a joint venture between the seller and us. The cash element of the aggregate purchase prices for these potential acquisitions is approximately $1.0 million plus financial commitments of approximately $1.3 million. In addition, we will issue preferred stock convertible into between 230,000 and 1.1 million shares of common stock.


RISK FACTORS

     We caution you that our performance is subject to risks and uncertainties. There are a variety of important factors like those that follow that may cause our future results to differ materially from those projected in any of our forward-looking statements made in this Annual Report on Form 10-K or otherwise.


WE HAVE INCURRED SIGNIFICANT LOSSES, ATTRIBUTABLE IN PART TO NUMEROUS CHARGES

     We incurred a net loss of $13.3 million for the fiscal year ended March 31, 1998 and a net loss of $7.1 million for the nine month period ended December 31, 1998. We continue to incur operating losses and are likely to report net losses for the next year, due in part to large non-cash charges for goodwill, amortization and amortization of debt discount. A significant portion of the losses for the year ended March 31, 1998 resulted from the following charges; corporate realignment costs of $3.1 million, settlement costs of $3.9 million (for previously existing litigation settled by new management), an additional income tax provision of $1.5 million, an additional allowance for doubtful accounts of $1.4 million and warrants associated with debt of $0.5 million. Some of these charges resulted from a detailed review of the Company's activities initiated by new management. Excluding these items, we incurred a net loss for the fiscal year ended March 31, 1998 of $2.3 million. Of the net loss for the nine month period ended December 31, 1998, $1.0 million was attributable to settlement costs relating to certain claims by our former Chairman and largest stockholder, an additional allowance for doubtful accounts totaled $0.8 million and warrants associated with debt equaled $0.6 million. Management has been taking steps to introduce new services and new revenues and replace lost revenues. However, our ability to achieve profitability and positive cash flow depends upon a number of factors, including our ability to increase revenue while maintaining or reducing costs by achieving economies of scale. A variety of factors, external and internal, may keep us from succeeding in increasing or maintaining revenue or achieving or sustaining economies of scale and positive cash flow in the future, and our failure to do so could have a material adverse effect on our business.


WE NEED ADDITIONAL CAPITAL TO FINANCE OUR OPERATING AND CAPITAL REQUIREMENTS

     We estimate we will need to raise up to $40 million during the current fiscal year to have sufficient working capital to facilitate running our business, acquiring assets and technology, repaying indebtedness incurred in connection with certain acquisitions, upgrading our facilities, and developing new services. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity, Capital Resources and Other Financial Data"). In addition, we will need to repay or refinance our existing $7.5 million term loan (plus approximately $1.0 million in interest) that will be due and payable in full in August 1999. To the extent that we spend more on acquisitions or service development our need for additional financing will increase. We have reached agreements to raise $32.0 million in financing: $10.0 million from the sale of preferred stock, $8.0 million of which has been received in January and February 1999, and $2.0 million of which is subject to registration of the stock $20.0 million in a long-term debt facility subject to stockholder approval and more than $2.0 million of vendor financing. However, there is no assurance that we will satisfy the conditions or receive the committed but unfunded financing. If such Proposed Financing is not raised as expected, we will face a significant and immediate need for additional funds. There can be no assurance that we will be able to raise the necessary funds in a timely manner or on favorable terms. Should we be unsuccessful in our efforts to raise additional capital, we will be required to curtail our expansion plans. If we do not raise enough additional capital to repay the term loan and interest by August 1999, there will be a material adverse effect on our business and financial condition.


OUR CUSTOMERS CHANGED DURING 1998

     In fiscal 1998, we added significant new card service revenue for the first time in two years and shed a substantial portion of our existing card service revenue. Several of our largest North American calling card services customers, who accounted for approximately 40% of our revenues during the fiscal year ended March 31, 1998, have substantially reduced their use of our services and can be expected to end their use of our services in the near future. As a result, we have experienced a decline in card service revenue. Although we have added new customers for our card services, during the third quarter of 1998 and subsequently, such customers have not yet generated revenues sufficient to offset losses from existing customers. Our results of operations have been negatively and significantly affected by this change. Any further such changes could negatively and materially impact our business, financial condition and results of operations.


RAPID TECHNOLOGICAL AND MARKET CHANGES CREATE SIGNIFICANT RISKS FOR US

     The markets for our services are characterized by rapidly changing technology, changes in customer needs, changes in cost structures, evolving industry standards and frequent new service and product introductions. Our future success will depend, in significant part, on our ability to develop and introduce new services, to meet changing customer needs on a timely and cost-effective basis, to remain competitive with products and services based on new technologies, to modify our cost structure, to maintain cost-effective services, and enhance our existing services. We may not be successful in achieving these goals.

     We, like others in our industry, believe it will be necessary to offer a suite of enhanced business communications services, and that those companies which do not offer acceptable services in a timely manner will not be able to compete successfully. We may not be able to keep up with rapid technological and market changes and we may not be able to offer acceptable new services in a timely manner to be able to compete successfully. In addition, others may develop services or technologies that will render our services or technology noncompetitive or obsolete. Because the telecommunications services industry is highly competitive and characterized by rapid technological advances, our ability to realize our expectations will depend on:

          o    our success at enhancing our current offerings;

          o our ability to develop new products and services that keep pace with developments in technology;

          o our ability to meet evolving customer requirements, especially ease-of-use requirements;

          o    our  ability  to  deliver  those  products  through   appropriate
               distribution channels, and

          o    our ability to license technology from third parties.


     This will require, among other things, that we:

          o correctly anticipate customer needs and price our products competitively;

          o    hire  and  retain   personnel  with  the  necessary   skills  and
               creativity;

          o    provide adequate funding for development efforts, and

          o    manage distribution channels effectively.


     Our competitive position and operating results could suffer if:

          o we fail to anticipate or to respond adequately to customer requirements or to technological developments, particularly those of our competitors; and

          o    we delay the  development,  production,  testing,  marketing,  or
               availability  of  new  or  enhanced  products  or  services,   or
               customers fail to accept such products or services.


COMPETITION MAY AFFECT OUR BUSINESS ADVERSELY

     Our industry is intensely competitive and rapidly evolving. The communications industry is dominated by companies much larger than us, with much greater name recognition, larger customer bases and financial, personnel, marketing, engineering, technical and other resources substantially greater than ours. To the extent that these companies offer services similar to and priced competitively with our services, there likely would be a negative effect on our pricing and revenues, which in turn could have a material adverse effect on our business, financial condition and results of operations. Our ability to succeed will depend in part on such larger companies outsourcing to companies such as ours services of the type we offer. In addition, several other companies have offered or have announced intentions to offer enhanced communications services similar to certain of the enhanced services we plan to offer. To the extent that such entities are successful in offering superior services or introducing credible service offerings before we do, we likely would be adversely affected and such effects could be material. We expect new types of products and services not yet announced or available in the marketplace to be developed and introduced which will compete with the services we offer today and plan to offer.


OUR BUSINESS DEPENDS ON CREATING AND MAINTAINING STRATEGIC RELATIONSHIPS

     A principal element of our strategy is to maintain our existing, and create new, strategic relationships with international carriers and others. These relations enable or would enable us to offer additional services that we cannot offer on our own and to offer our services to a larger customer base than we could otherwise reach through our direct marketing efforts. We believe international relationships and alliances are important in offering calling card services and that such relationships will be even more important as providers add new services. Our success depends in part on our ability to maintain and develop such relationships, the quality of these relationships and the ability of these strategic partners to market services effectively. Our failure to maintain and develop such relationships or our strategic partners' failure to market our services successfully could have a material adverse effect on our business, financial condition and results of operations.


THERE ARE RISKS ASSOCIATED WITH THE RECENT IDX, UCI AND TELEKEY ACQUISITIONS, AND WITH FUTURE ACQUISITIONS

     We acquired IDX, an IP fax and voice company, in December 1998. As a result of the IDX acquisition, we added 47 employees and two operating locations. Although we have made changes to integrate IDX into our operations, to assimilate the new employees and to implement reporting, monitoring and forecasting procedures with respect to the former IDX businesses, we may have difficulty implementing these steps. In addition, the continuing integration of IDX into our operations may divert management attention from our existing businesses and may result in additional administrative expense. We acquired IDX subject to a variety of existing obligations. Moreover, in our due diligence investigation of IDX, we may not have discovered all matters of a material nature relating to IDX and its business.

     We acquired UCI, a calling card services company, in December 1998, adding one employee and one operating location. In February 1999, we acquired Telekey, a calling card services company, adding eight employees and one operating location. We are subject to the same risks with respect to the UCI acquisition and the Telekey acquisition as described in the prior paragraph with respect to the IDX acquisition.

     As part of our business strategy, we will continue to evaluate strategic acquisitions of businesses and to pursue joint ventures principally relating to our current operations. These transactions commonly involve certain risks, including, among others, that:

     o we may experience difficulty in assimilating acquired operations, services, products and personnel, which may divert our management's attention from other business concerns;

     o    the   acquisition   may  disrupt  our  ongoing   business  by  placing
          significant administrative, technical and financial demands on our systems, procedures and controls;

     o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

     o we may not be able to locate or acquire appropriate companies at attractive prices;

     o    we may lack the necessary experience to enter new markets; and

     o an acquisition may impair our relationships with employees and customers as a result of changes in management.

     We may not be successful in overcoming these risks or any other problems encountered in connection with future transactions. Expected benefits from future acquisitions, if any, may not be fully realized or realized within the expected time frame, revenues following future acquisitions may be lower than expected, and operating costs or customer loss and business disruption following future acquisitions, if any, may be greater than expected, and costs or difficulties related to the integration of the businesses, if any, that we may acquire may be greater than expected.

     The purchase price allocations for the acquisitions made to date are preliminary pending resolution of certain purchase price elements. The recorded goodwill associated with these acquisitions may materially increase when the contingencies are resolved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 17 to the Consolidated Financial Statements for additional discussion.

     We believe that additional acquisitions may require additional capital resources. Therefore, we may be required to borrow money, or otherwise obtain financing, for future acquisitions. If we are unable to procure suitable financing, we may be unable to complete desired acquisitions. In addition, a transaction could materially adversely affect our operating results if we (1) dilute our shareholders by issuing additional equity securities, (2) incur additional debt, or (3) amortize acquisition or debt-related expenses for goodwill and other intangible assets, and (4) write-off software development costs.


WE WILL RELY ON IP TELEPHONY, THE REGULATION OF WHICH IS CHANGING AND UNCERTAIN

     Since IP telephony is a recent market development, the regulation of IP telephony is still evolving. A number of countries currently prohibit IP telephony. Other countries permit but regulate IP telephony. In the U.S., the FCC has stated that some forms of IP telephony appear to be similar to traditional telephone services, but the FCC has not decided whether, or how, to regulate providers of IP telephony. In addition, several efforts have been made to enact U.S. federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions also may retain intrastate jurisdiction and could initiate proceedings to regulate the intrastate aspects of IP telephony. If governments, prohibit or regulate IP telephony, we could be subject to a variety of regulatory requirements or penalties, including without limitation, orders to cease operations or to limit future operations, loss of licenses or of license opportunities,  fines,  seizure of  equipment  and,  in  certain  jurisdictions, criminal prosecution. The revenue and/or profit generated from Internet telephony may have become a significant portion of our overall revenue and/or profit at the time IP telephony is regulated and/or curtailed. Any of the developments described above could have a material adverse effect on our business, operating results and financial condition.


WE HAVE SIGNIFICANTLY INCREASED OUR OUTSTANDING SHARES OF CAPITAL STOCK AND WE MAY HAVE FURTHER DILUTION

     During the past few months, we significantly increased the number of outstanding shares of capital stock. As described below under the caption "Certain Recent Developments," we issued Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock in connection with the IDX acquisition, the Telekey acquisition, the settlement with Mr. Jensen and two financings. We also granted warrants to providers of bridge loans, the former IDX stockholders and the investors in the two financings. As a result, the number of shares of Common Stock on a fully-diluted basis has increased from 17.8 million shares as of November 1, 1998 to 39.5 million shares as of April 9, 1999. (These figures exclude employee and director options and assume conversion of all preferred stock, exercise of all in the money options and warrants and full achievement of all earn out provisions related to certain acquisitions have been achieved by companies acquired as of April 9, 1999). This has resulted in a significant reduction in the respective percentage interests of our Company held by our stockholders (other than those purchasing additional stock in the recent financings). We expect to issue additional shares of capital stock in connection with financing agreements we have entered into (described above) and further financings, acquisitions and joint ventures. We will be required under the terms of existing agreements to issue additional stock if the market price of our Common Stock does not equal $8.00 (subject to IDX meeting its performance objectives) by December 1999 of $10.00 related to the stockholder litigation settlement by mid 2000.


WE DEPEND ON CARRIERS AND OTHERS FOR TRANSMISSION SERVICES

     We do not own telecommunications transmission facilities and therefore depend on telecommunications carriers for transmission. We generally procure these long distance telecommunication services via strategic arrangements with the carriers owning such facilities or more common commercial arrangements for the supply of transmissions capacity. Our ability to make our business profitable will depend, in part, on our ability to continue to obtain transmission services on favorable terms. We believe that as providers add new and enhanced communications services, cost will be a key reason for distinguishing between services. Accordingly, we will need to keep reducing our transmission costs and pursue low cost alternative routing technologies. Failure to obtain transmission services at favorable rates could result in losses on particular services or over particular routes, and could lead to a loss of customers, which could have a material adverse effect on our business, financial condition and results of operations.


WE ARE EXPOSED TO THE ASIAN ECONOMIC CRISIS

     The continuing economic crisis in Asia has had a negative impact on our revenues and prospects with Asian customers. Since we expect the IDX acquisition to contribute significantly to our revenues, because IDX sells its services in large part to Asian customers, our financial results will be tied more closely to the Asian economic situation. While we expect demand in Asia to increase as the affected economies recover, we do not know when and if this recovery will occur. The problems in Asia could dampen demand for our services, including those provided by IDX, which could result in a significant adverse impact on our financial condition and results of operations.


WE HAVE ONLY LIMITED PROTECTION OF PROPRIETARY RIGHTS AND TECHNOLOGY AND ARE EXPOSED TO RISKS OF INFRINGEMENT CLAIMS

     We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. However, these laws and contractual provisions provide only limited protection. Unauthorized parties may copy our technology, reverse engineer our software or otherwise obtain and use information we consider proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. Our means of protecting our proprietary rights and technology may not be adequate. In addition, it is likely that our competitors will independently develop similar technology and that we will not have any rights under existing laws to prevent the introduction or use of such technology.

     Many patents, copyrights and trademarks have been issued in the telecommunication service area. We believe that in the ordinary course of our business third parties may claim that our current or future products or services infringe the patent, copyright or trademark rights of such third parties. We cannot ensure that actions or claims alleging patent, copyright or trademark infringement will not be brought against us, or that, if such actions are brought, we will ultimately prevail. Any such claims, regardless of their merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved products or services, require us to enter into royalty or licensing agreements, or cause us to stop using the challenged technology, trade name or service mark at potentially significant expense to us. If our key technology is found to infringe the intellectual property rights of others, it could have a material adverse effect on our business, financial condition and results of operations.


OUR OPERATING PLATFORMS AND SYSTEMS MAY FAIL OR BE CHANGED, EXPOSING OUR BUSINESS TO DOWNTIME

     Our operations depend upon protecting and maintaining our operating platforms and central processing center against damage, technical failures, unauthorized intrusion, natural disasters, sabotage and similar events. We have taken certain precautions to protect ourselves and our customers from events that could interrupt delivery of our services. However, we cannot ensure that an event would not cause the failure of one or more of our communications platforms or even our entire network. Such an interruption could have a material adverse effect on our business, financial condition and results of operations.

     Our operating platforms and networks are vulnerable to computer viruses or similar disruptive problems caused by our customers or their customers. Computer viruses or problems caused by third parties could lead to interruptions, delays, or cessation in service to our customers. Third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our customers' computer systems, which could cause losses to us or our customers or deter some from subscribing to our services. Although we intend to continue to implement security measures to prevent unauthorized access to information or systems, "hackers" have circumvented such measures in the past, and others may be able to circumvent our security measures or the security measures of our third-party providers in the future. To alleviate problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay or cease service to our customers, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, customers or others may assert claims of liability against us as a result of any such interruption.


WE DEPEND ON KEY MANAGEMENT AND PERSONNEL

     Our success depends upon the continued efforts of our senior management team and our technical, marketing and sales personnel. We believe our continued success will depend to a significant extent upon the efforts and abilities of Christopher J. Vizas, our Chairman and Chief Executive Officer (who joined us in December 1997), and certain other key executives. Mr. Vizas has entered into an employment agreement, which expires on December 5, 2000. We also believe that to be successful we must hire and retain highly qualified engineering personnel. In particular, we rely on certain key employees to design and develop our proprietary operating platforms and related software, systems and services. Competition in the recruitment of highly qualified personnel in the telecommunications services industry is intense. Hiring employees with the skills and attributes required to carry out our strategy can be extremely competitive and time-consuming. We may not be able to retain or successfully integrate existing personnel or identify and hire additional qualified personnel. If we lose the services of key personnel or are unable to attract additional qualified personnel, our business could be materially and adversely affected. We do not have key-man life insurance.


FAILURE TO OBTAIN YEAR 2000 COMPLIANCE MAY HAVE ADVERSE EFFECTS ON US

     We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Issue" or "Y2K Issue" arises because many computer and hardware systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond the year 1999, which may cause errors in information or system failures. Assessments of the potential effects of the Y2K issue vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Because we use Unix-based systems for our platforms and operating systems to deliver service to customers, we believe material modifications may not be required to ensure Y2K compliance. However, we are in the process of assessing and testing the software resident on all our system hardware to validate this assertion and anticipate that testing will be completed by June 1999. We are in various stages of our analysis, assessment, planning and remediation and are using internal and external resources to identify, correct or reprogram, and test the computer system for Y2K compliance. We anticipate completing all reprogramming efforts, including testing, by June 1999. Management is continuing to update and evaluate the financial impact of Y2K compliance and expects that total costs will not exceed $1.0 million. We are proceeding with an internal certification process of our propriety systems (e.g. operating platforms and billing systems). We intend to use external sources as necessary to validate our certification of these critical systems. No material costs have been incurred during the nine month period ended December 31, 1998 and management estimates that we will incur most of the costs during 1999.

     To operate our business, we rely upon providers of telecommunications services, Internet services, government agencies, utility companies and other third party providers ("External

Providers"). We are also assessing the Year 2000 readiness of our key External Providers, and customers. We undertook this project to assure ourselves that we would have adequate resources to cover our various telecommunications requirements. The failure of our External Providers or customers to address adequately their Year 2000 readiness could affect our business adversely. As part of our contingency planning efforts, we will identify alternative sources or strategies where necessary. In addition, we are aware of the potential for claims against us for damages arising from products and services that are not Year 2000 ready. We believe that such claims against us would be without merit. Finally, the Year 2000 presents a number of risks and uncertainties that could affect us, including utilities failures, competition for personnel skilled in the resolution of Year 2000 issues and the nature of government responses to the issues, among others. Our expectations as to the extent and timeliness of modifications required to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. We may not be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, the failure of which could have a material adverse effect on our operating results.

     A significant portion of our business is conducted outside of the U. S. External Providers located outside of the U. S. may face significantly more severe Year 2000 issues than similar entities located in the U. S.. If such External Providers located outside the United States are unable to rectify their Year 2000 issues, we may be unable to effectively conduct portions of our business, which could result in a material adverse effect on our financial condition and results of operations.

     Our worst-case Year 2000 scenarios would include: (i) undetected errors or uncorrected defects in our current product offerings; (ii) corruption of data contained in our internal information systems; and (iii) the failure of infrastructure services provided by External Providers. We are in the process of reviewing our contingency planning in all of these areas and expect the plans to include, among other things, the availability of support personnel to assist with customer support issues, manual "work arounds" for internal software failure, and substitution of systems, if needed. We anticipate that the Company will have a contingency plan in place by June, 1999.


OUR BUSINESS IS EXPOSED TO THE RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS

     We conduct a significant portion of our business outside the U. S. and accordingly, derive a portion of our revenues and accrue expenses in foreign currencies. Accordingly, our results of operations may be materially affected by international events and fluctuations in foreign currencies. We do not employ foreign currency controls or other financial hedging instruments.

Our international operations and business expansion plans are also subject to a variety of government regulations, currency fluctuations, political uncertainties and differences in business practices, staffing and managing foreign operations, longer collection cycles in certain areas, potential changes in tax laws, and greater difficulty in protecting intellectual property rights. Governments may adopt regulations or take other actions, including raising tariffs, that would have a direct or indirect adverse impact on our business opportunities within such governments' countries. Furthermore, from time to time, the political, cultural and economic climate in various national markets and regions of the world may not be favorable to our operations and growth strategy.

OUR BUSINESS IS SUBJECT TO REGULATORY RISKS

     Though we do not own telecommunications transmission facilities, but instead use the facilities of other carriers, we are subject to regulation in many jurisdictions.

     U. S. Federal Regulation. Under current FCC policy, telecommunications carriers reselling the services of other carriers and not owning their own telecommunications transmission facilities are considered non-dominant and, as a result, are subject to streamlined regulation. We must have an authorization from the FCC to provide international services, and must file tariffs at the FCC setting forth the terms and conditions under which we provide both international and domestic services. These and other regulatory requirements impose a relatively minimal burden on us at the present time. However, we cannot ensure that the current US regulatory environment and the present level of FCC
regulation   will   continue,   or  that  we  will  continue  to  be  considered
non-dominant.

     Other Government Regulation. In most countries where we operate, equipment cannot be connected to the telephone network without appropriate approvals, and therefore, we must obtain such approval to install and operate our operating platforms or other equipment. In most jurisdictions where we conduct business we rely on our local partner to obtain the requisite authority. Relying on local partners causes us to depend entirely upon the cooperation of the telephone utilities with which we have made arrangements for our authority to conduct business, as well as operational and certain of our administrative requirements. Any telephone utility could cease to accommodate our requirements at any time. Depending upon the location of the telephone utility, such action could have a material adverse effect on our business and prospects. Such relationships may not continue and governmental authorities may seek to regulate our services or require us to obtain a license to conduct our business.


ACCOMMODATING THE EURO COULD IMPACT OUR BUSINESS

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro, making the euro their common legal currency on that date. There will be a transition period between January 1, 1999 and January 1, 2002, during which the old currencies will remain legal tender in the participating countries as denominations of the euro. During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's former currency on a no compulsion, no prohibition basis. Conversion rates, however, will no longer be computed directly from one former currency to another. Instead, a triangular process will apply whereby an amount denominated in one former currency will first be converted into the euro. The resultant euro-denominated amount will then be converted into the second former currency. At this time, we do not believe that the euro's introduction will have a material impact on our business during the transition period, but we cannot accurately predict the impact on our business.


OUR STOCK PRICE WILL FLUCTUATE, AND COULD FLUCTUATE SIGNIFICANTLY

     Market prices for securities of telecommunications services companies have generally been volatile. Since our common stock has been publicly traded, the market price of our common stock has fluctuated over a wide range and may continue to do so in the future. The market price of our common stock could be subject to significant fluctuations in response to various factors and events, including, among other things:

     o    the depth and liquidity of the trading market for our common stock;

     o    quarterly variations in actual or anticipated operating results;

     o    growth rates;

     o    changes in estimates by analysts;

     o    market conditions in the industry;

     o    announcements by competitors;

     o    regulatory actions; and

     o    general economic conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high-technology companies and which may be unrelated to the operating performance of particular companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event could result in a decline in the price of our common stock.


WE HAVE ADOPTED CERTAIN ANTI-TAKEOVER PROVISIONS

     We have adopted a rights plan and have entered into a stockholder rights agreement dated February 27, 1997 between ourselves and American Stock Transfer & Trust Company, as rights agent (the "Rights Agreement"). The Rights Agreement provides for issuing rights (the "Rights") for each share of common stock outstanding on February 28, 1997. Each Right represents the right to purchase one one-hundredth of a share of our Series A Participating Preferred Stock (the "Series A Preferred Stock") at a price of $70 per one-hundredth of a share of Series A Preferred Stock, subject to adjustment. All shares of common stock we issued between the date of adoption of the Rights Agreement and the distribution date (as defined in the Rights Agreement) or, the date, if any, on which the Rights are redeemed will have Rights attached to them. The Rights become exercisable upon the occurrence of certain defined change of control triggering events. The Rights will have certain anti-takeover effects as they will cause substantial dilution to a person or group that acquires a substantial interest in us without the prior approval of our Board of Directors. The effect of the Rights may be to inhibit a change in control in our business (including a third party tender offer at a price which reflects a premium to then prevailing trading prices) that may be beneficial to our stockholders.

     Our restated certificate of incorporation allows our Board of Directors to issue up to five million shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that we may issue in the future. Any issuances of preferred stock in the future could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to certain anti-takeover provisions of the Delaware General Business Corporation Law, which could have the effect of discouraging, delaying or preventing a change of control.


WE ANTICIPATE THAT WE WILL NOT PAY CASH DIVIDENDS

     We have not declared or paid cash dividends on our common stock since August 1996 when we declared a stock split which we effected in the form of a ten percent (10%) stock dividend. We currently intend to retain any future earnings to finance growth and therefore we do not anticipate paying cash dividends in the foreseeable future. In addition, our payment of cash dividends is currently subject to certain restrictions under the terms of the Series D Preferred Stock and the Series E Preferred Stock.




ITEM 2 - PROPERTIES
--------------------------------------------------------------------------------
     The land and building occupied by the Company at 4260 East Evans Avenue, Denver, Colorado, consisting of approximately 14,000 sq. ft., was purchased in December 1992. The Company rents office space at the following locations:
Tarrytown, New York; Paris, France; Brussels, Belgium; Nyon, Switzerland; Hong Kong, H.K.; Silkeborg, Denmark; Godalming, United Kingdom; Washington, D.C.; Reston, Virginia; Atlanta, Georgia; Taipai, Taiwan; and Limassol, Cyprus. The Company believes that its facilities are adequate for operations for the coming year.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

     The Company, its former auditors, certain of its present and former directors and others are defendants in a consolidated securities law class action, which alleges that certain public filings and reports made by us including our Forms 10-K for the 1991, 1992, 1993 and 1994 fiscal years (i) did not present fairly the financial condition of the Company and its earnings; and
(ii) failed to disclose the role of Richard Bertoli as a consultant to the Company.

     On April 2, 1998 the parties entered into a formal settlement agreement. Pursuant to the settlement agreement the plaintiffs agreed to release the Company and the other defendants from all obligation or liability and we agreed, on behalf of the Company and the other defendants, to deliver to a settlement administrator a total of 350,000 shares of our Common Stock and to pay the settlement administrator up to $50,000 in actual reasonable charges and expenses incurred in connection with providing notice to the expenses incurred in connection with providing notice to the plaintiffs and administering the settlement. A charge of $3.5 million was recorded in the fourth quarter of the year ended March 31, 1998 and represents the value assigned to the 350,000 shares of Common Stock referred to above, which have been valued at a maximum possible value of $10.00 per share pursuant to the terms of the settlement agreement. Such value relates to our obligation to issue additional stock or cash if the market price of our stock is less than $10.00 per share during the relevant periods, as defined. We have obligation to issue additional stock if our share price is above $10.00 per share for fifteen consecutive days during the two year period after all shares have been distributed to the class. The settlement is subject to Court approval. The shares of the Company's Common Stock have been issued. The actions have gone to final judgment and all appeal periods have expired.


CSI CORP. V. EXECUTIVE TELECARD, LTD., CASE NO. 98 CV 8329, DIV./CTRM. 7, DISTRICT COURT, CITY AND COUNTY OF DENVER, STATE OF COLORADO

     We are a defendant in an action brought by a Colorado reseller of transmission services, October 28, 1998. The lawsuit arises out of a transaction wherein the plaintiff and we contemplate forming a limited liability company for purposes of developing sales opportunities generated by the plaintiff. We and the plaintiff were unable to arrive at a definitive agreement on their arrangement and the plaintiff sued, claiming breach of a noncircumvention agreement. Discovery has not commenced as yet, litigation is in its early stages, and therefore, an additional opinion cannot be given at the present time. We believe this claim is without merit and plans to defend this action vigorously.


ROBERT N. SCHUCK V. EXECUTIVE TELECARD, LTD., CASE NO. 98 CIV. 5037, U.S.D.C., S.D.N.Y.

A former officer of the Company who was terminated in the fall of 1997 filed suit against the Company in July 1998. The executive entered into a termination agreement. We made the determination that there were items which the executive failed to disclose to the Company and therefore we ceased making payments to the executive pending further investigation. The executive sued, claiming employment benefits including expenses, vacation pay and rights to options. The parties have agreed in principle, to a settlement, which is being documented presently. In the event that settlement does not go froward, we are defending this action and believe that, ultimately, we will prevail.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

None.

                            Executive TeleCard, Ltd.
                                  d/b/a eGlobe
                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

A.   MARKET INFORMATION

     Our common stock has traded on the Nasdaq National Market under the symbol "EXTL" from December 1, 1989 through September 18, 1998 and since that date under the symbol "EGLO".

     The following table reflects the high and low prices reported on the Nasdaq National Market for each quarter of the fiscal year ended March 31, 1998.

                                                      High              Low
                                                      ----              ---
     Quarter Ended June 30, 1997                  $  9 1/4          $  4 1/2
     Quarter Ended September 30, 1997                8 3/4             3 1/4
     Quarter Ended December 31, 1997                 4                 1 19/32
     Quarter Ended March 31, 1998                    4 19/32           2 1/4

     The following table reflects the high and low prices reported on the Nasdaq National Market for each quarter of the nine month period ended December 31, 1998 and the quarter ended March 31, 1999.

                                                      High              Low
                                                      ----              ---
     Quarter Ended June 30, 1998                  $  4 1/4          $  2 1/32
     Quarter Ended September 30, 1998                3 9/16            1 9/16
     Quarter Ended December 31, 1998                 2 1/2             1 1/4
     Quarter Ended March 31, 1999                    3 5/16            11/2

     On April 13, 1999 the last reported sale price of our common stock on the NASDQ National market was $4.50 per share.


B.   RECENT SALES OF UNREGISTERED SECURITIES

     During the nine month period ended December 31, 1998, we offered and sold the following equity securities that were not registered under the Securities
Act:

     (1) On June 18, 1998, we issued to an existing stockholder in connection with his $1.0 million loan to the Company warrants to purchase 67,000 shares of our Common Stock at an exercise price of $3.03125 per share, and we repriced to $3.75 and extended existing warrants for 55,000 shares of Common Stock. Subsequent to December 31, 1998 the exercise price of the 122,000 warrants was lowered to $1.5125 per share and the expiration dates were extended through January 31, 2002.

     (2) On September 1, 1998, we issued a warrant to purchase 25,000 shares of our Common Stock at an exercise price of $2.00 per share to a private investor in connection with his $250,000 loan to a subsidiary of ours. The warrant is exercisable at any time until September 1, 2003. We advanced the proceeds to a software company for development of unified messaging software. We are negotiating a joint venture arrangement whereby we will share 50% ownership interest of certain software technology related to commercial development of messaging technology. See note 17 to the Consolidated Financial Statements for further discussion.

     (3) On September 2, 1998, we issued a warrant to purchase 2,500 shares of our Common Stock at an exercise price of $2.00 per share to an investment firm in exchange for services rendered to us. The warrant is exercisable at anytime until September 1, 2003

     (4) On December 2, 1998, we issued (a) 500,000 shares of the Series B Preferred Stock, which are convertible into up to 2,500,000 shares (2,000,000 shares until stockholder approval is obtained) of Common Stock, subject to adjustment as described below, (b) the IDX Warrants, subject to IDX's achievement of certain revenue and EBITDA objectives, at an exercise price of $.001 per share, if shareholder approval is obtained, and (c) $5.4 million which amount is subject to decrease, in interest bearing Convertible Subordinated Promissory Notes in exchange for all of the stock of IDX.

     The shares of Series B Preferred Stock are convertible into up to 2,500,000 shares of Common Stock (2,000,000 shares until stockholder approval is obtained), subject to adjustment as described below. The shares of Series B Preferred Stock are convertible at the holders' option at any time at the then current conversion rate. The shares of Series B Preferred Stock will automatically convert into shares of Common Stock on the earlier to occur of (a) the first date that the 15 day average closing sales price of Common Stock is equal to or greater than $8.00 or (b) 30 days after the later to occur of (i) December 2, 1999 or (ii) the receipt of any necessary stockholder approval relating to the issuance of the Common Stock upon such conversion. We have guaranteed a price of $8.00 per share on December 2, 1999, subject to IDX's achievement of certain revenue and EBITDA objectives. If the market price of the Common Stock is less than $8.00 on December 2, 1999 and IDX has met its objectives, we will issue additional shares of Common Stock upon conversion of the Series B Preferred Stock (subject to the receipt of any necessary stockholder approval) based on the ratio of $8.00 to the market price (as defined, but not less than $3.3333 per share), but not more than 3.5 million additional shares of Common Stock.

The IDX Warrants are exercisable only to the extent that IDX (which is managed by the former IDX executives for the "earn-out" period) achieves certain revenue and EBITDA goals over the twelve months following the merger closing date and if stockholder approval is obtained. We have guaranteed a price of $8.00 per share on December 2, 1999, subject to IDX's achievement of certain revenue and EBITDA objectives. If the market price of the Common Stock is less than $8.00 on December 2, 1999, we will issue additional shares of Common Stock upon exercise of the IDX Warrants based on the ratio of $8.00 to the market price (but not less than $3.3333 per share), up to a maximum of 3.5 million additional shares of Common Stock.

     The Convertible Subordinated Promissory Notes are due in four installments (the first of which was paid in stock in March 1999) through October 30, 1999. If we fail to meet any of the three maturity dates, the matured balance of the Convertible Subordinated Promissory Notes will begin to accrue default interest at the rate of LIBOR plus 400 basis points until repaid and we will issue the former IDX stockholders warrants to purchase shares of Common Stock equal to ten percent (10%) of the matured balance, including interest. In lieu of paying the matured balance in cash, we may elect, in our sole discretion, to convert all or part of the matured balance into shares of Common Stock.

     (5) On November 18, 1998, we agreed with Mr. Jensen to exchange his holding of 1,425,000 shares of Common Stock for 75 shares of Series C Preferred Stock convertible into 1,875,000 shares of Common Stock at such date based on the terms of the Series C Preferred Stock. On February 16, 1999, we agreed to exchange the Series C Preferred Stock for 3,000,000 shares of our Common Stock.

     (6) On December 31, 1998, we issued an aggregate of 62,500 shares of our Common Stock and a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $1.63 per share along with other consideration of $2.1 million, $1.1 million subject to adjustment, in exchange for all of the stock of UCI. In addition, we agreed to issue an additional 62,500 shares of Common Stock on February 1, 2000 subject to adjustment based on UCI meeting certain revenue targets. We also agreed to issue additional shares of Common Stock if the market price of our Common Stock on February 1, 2000 is less than $8.00 per share subject to adjustment based on UCI meeting its revenue targets.

     See "Executive Compensation" for information regarding the grant of options to purchase shares of Common Stock to some of our employees under our 1995 Employee Stock Option and Appreciation Rights Plan as partial consideration for the execution of employment, confidentiality and non-competition agreements and to our directors under the Director Stock Option Plan as consideration for services provided.

     Each issuance of securities described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about us through their relationship with us or through information about us made available to them.


C.   HOLDERS

     The approximate number of holders of our common stock as of March 31, 1999 was in excess of 4,300 record and beneficial owners.

D.   DIVIDENDS

     We have not paid or declared any cash dividends on our common stock since our inception and anticipate not paying any cash dividends on our common stock in the near future. In addition, our payment of cash dividends is currently subject to certain restrictions under the terms of the Series D Preferred Stock and the Series E Preferred Stock. We declared a ten percent (10%) common stock split, effected in the form of a stock dividend, on June 30, 1995 and distributed on August 25, 1995 to stockholders of record as of August 10, 1995. On May 21, 1996 we declared another ten percent (10%) stock dividend. Stockholders of record as of June 14, 1996 received the dividend on August 5, 1996.















                 Balance of this page intentionally left blank.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

     The following is a summary of selected consolidated financial data of eGlobe as of and for the five most recent fiscal periods ended. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document. Effective with the period ended December 31, 1998, the Company elected to convert to a December 31 fiscal year end. Therefore, the period ended December 31, 1998 represents a nine-month period as compared to the twelve-month fiscal years ended March 31, 1998, 1997, 1996 and 1995.

                                         FOR THE NINE MONTH
                                        PERIOD ENDED DECEMBER                                 FOR THE YEARS
                                                 31,                                              ENDED
                                               (3) (4)                                          MARCH 31,
                                           -----------------------------------------------------------------------------------------
                                               1998                1998               1997              1996               1995
STATEMENT OF OPERATIONS:
Net Revenues                                $ 22,490,642       $ 33,122,767       $ 33,994,375       $ 30,298,228      $ 22,980,726
Income (Loss) from Operations                 (5,939,633)        (5,700,424)         2,423,564          3,097,009          (292,307)
Other Income (Expense)                        (1,150,559)        (5,949,486)        (1,401,612)            69,843        (4,324,193)
Net Income (Loss)                             (7,090,192)       (13,289,910)           773,952          2,852,852        (4,616,500)
Net Earnings (Loss) per
    Common Share: (1)(2)
                  Basic                     $      (0.40)      $      (0.78)      $       0.05       $       0.18      $      (0.30)
                  Diluted                   $      (0.40)      $      (0.78)      $       0.05       $       0.18      $      (0.30)

                                                 AS OF                                                  AS OF
                                              DECEMBER 31,                                            MARCH 31,
                                           -----------------------------------------------------------------------------------------
                                                 1998                1998               1997              1996               1995
BALANCE SHEET:
Cash and Cash Equivalents                    $ 1,407,131        $ 2,391,206        $ 2,172,480        $   950,483        $ 1,734,232
Total Assets                                  36,388,161         22,900,456         23,679,686         16,732,074         12,943,044
Long-Term Obligations                          1,237,344          7,735,581          9,737,007          2,150,649            671,774
Total Liabilities                             31,045,443         15,779,696         15,720,414          9,692,065          9,023,293
Total Stockholders' Equity                     5,342,718          7,120,760          7,959,272          7,040,009          3,919,751


     (1) Based on the weighted average number of shares outstanding during the period.

     (2) The weighted average number of shares outstanding during the periods has been adjusted to reflect two ten percent (10%) stock splits, effected in the form of stock dividends and distributed August 25, 1995 and August 5, 1996.

     (3) Includes the December 2, 1998 acquisition of IDX for which the Company acquired all of the common and preferred stock of IDX. See Note 6 to the Consolidated Financial Statements.

     (4) Includes the December 31, 1998 acquisition of UCI.. See Note 6 to the Consolidated Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

In 1998, the Company changed its fiscal year end from March 31 to December 31. This change reflects some of the more fundamental changes instituted by management.

The business of the Company is to provide services to large telecommunications companies, primarily to telephone companies which are dominant in their national market, and to specialized telephone companies and to Internet Service Providers ("ISP's") as well. The services of the Company enable its customers to provide global reach for "enhanced" or "value added" services that they are supplying, in turn, to their end user customers. Prior to 1998, the entire focus was on supporting calling card services. In 1998 that focus began to change.

Taking advantage of the key assets of the Company - its operating platforms in more than forty countries, its ability to originate telephone calls (and in many cases, provide data access) in more than 90 countries and territories, and the customer and operating relationships built over the years - management started working with customers to extend the line of services. A key part of that extension was the recognition that "IP" (Internet Protocol technologies) had become a basic element of the Company's business and a principal need of its customers- even the card services business relies on IP software and services in its billing and operating functions. To support the extension of services, the Company acquired IDX, as discussed below, with its IP voice and fax capabilities and made significant investments in unified messaging software. In addition, the Company began exploring ways to integrate other services into its operating platforms, including additional acquisitions which might complement current offerings or extend the Company's portfolio of services.

After a year of restructuring and refocus, the Company is implementing its new, broader services strategy and leaves 1998 committed to a program of growth. This program will demand substantial new resources, particularly human resources and cash. For these reasons, in the first quarter of 1999 the Company raised $10 million from the sale of equity, arranged a $20 million debt facility from an affiliate of a major stockholder, entered into a key vendor financing arrangement and plans to raise substantial amounts of additional capital during the next two years. Growth in international telecommunications business often results in a disparity between cash outlays and inflows during periods of growth, with outlays far exceeding inflows. The Company has entered such a period of growth.

Management expects to invest in growth. Cash will be the key element of that investment - whether it takes the form of recruiting personnel, acquiring technology, expanding facilities, or extending the business base through marketing or acquisitions. In 1998, the Company made two principal investments in growth - the acquisition of IDX and the investment in, and the acquisition of a technology license for, unified messaging technology.

     On December 2, 1998, the Company acquired IDX International, Inc. ("IDX") which provides IP (Internet Protocol) voice and fax transmission services, principally to telephone companies and ISP's. The Company acquired all of the common and preferred stock of IDX for (a) 500,000 shares of Series B Convertible Preferred Stock valued at $3.5 million which is convertible into a maximum of 2,500,000 shares (2,000,000 shares until stockholder approval is obtained) of common stock; (b) warrants to purchase up to an additional 2,500,000 shares of common stock

(subject to stockholder approval and to IDX meeting "earnout" objectives described below); (c) $5.4 million in 7.75% convertible subordinated promissory notes ("IDX Notes") (subject to adjustment as described below); (d) $1.5 million in bridge loan advances to IDX made by the Company prior the acquisition which were converted into part of the purchase price plus accrued interest charges of $0.04 million and (e) direct costs associated with the acquisition of $0.4 million. The Company plans to include the requests for the approval of the warrants and additional stock as matters to be voted upon by the stockholders at the next annual meeting. The acquisition has been accounted for under the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The preliminary allocation has resulted in acquired goodwill of $10.9 million, which is being amortized on a straight-line basis over seven years. The allocation has not been finalized due to several purchase price elements which are contingent upon working capital levels, stockholder approvals subsequent to the date of acquisition, IDX's ability to achieve certain revenue and EBITDA objectives twelve months after the date of close and the stock price of the Company's common stock during the same twelve month period. Based on the contingent price elements discussed above, goodwill associated with the acquisition may materially increase when these contingencies are resolved. (See Note 6 to the Consolidated Financial Statements for further discussion).

     The consolidated revenues and costs for the period ended December 31, 1998 included the IDX results of operations for the month of December which are not material to the consolidated financial statements. For the fiscal year ending December 31, 1999, however, the Company expects the IDX services to become a significant source of revenue growth.

     The Company made a cash investment of more than $1 million in unified messaging technology in the nine months ended December 31, 1998. Most of those funds consisted of advances to a software based service company in which the Company is considering making a joint venture investment. For the investment, the Company received a technology license and has participated in the development and beta testing of the core software. The Company is preparing to launch a new service in cooperation with some of its existing customers based on this technology. While the Company does not expect significant revenues or returns from this investment in 1999, it believes that IP and voice services based on this technology will become a significant portion of its business in 2000 and beyond. For this reason, management plans to continue its investment in this software in 1999 and may enter into a joint venture arrangement which will give it a greater voice in the further development of the software.

     Revenue. Through December 31, 1998, most of the revenue of the Company resulted from providing services and was generated through contracts for card services, the sale of international toll free services, and to a limited degree, by use of the Company's legacy proprietary calling cards. The charge for service is on a per call basis, determined primarily by minutes of use and the originating and terminating points of the call. The charging structure for IDX is substantially similar. Some contracts call for monthly minimums and almost all contracts are multi-year agreements. As the Company begins to provide new services, it expects its model for charging for services to remain basically the same, although in certain new offerings, such as unified messaging, there are likely to be basic monthly subscriber charges in addition to per transaction charges. In prior years, the Company generated revenue from other sources, generally sales of billing and platform systems and nonrecurring special projects.

     Costs. The principal component of the cost of revenue for card services and IP voice and fax services is transmission costs. The Company continues to pursue strategies for reducing costs of transmission. These strategies include establishing partnering arrangements with various carriers, negotiating more cost-effective agreements with other carriers and routing traffic to the lowest-cost, highest quality providers. Also, in fiscal year 1999 and thereafter, the strategy will include cost effective provisioning of the Company's own IP trunks.

     Other components of operating costs are selling, general and administrative expenses, which include personnel costs, consulting and legal fees, travel expenses, bad debt allowances and other administrative expenses. Depreciation and amortization expense includes the allocation of the cost of transmission equipment, property and office equipment, and various intangible assets, principally goodwill arising from several recent acquisitions, over their useful lives.


RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1998

     Overview. The Company incurred a net loss of $7.1 million for the nine month period ended December 31, 1998 compared to a net loss of $13.3 million for the year ended March 31, 1998. The table below shows a comparative summary of certain significant charges to income in both periods, some of which are nonrecurring, which affected net operating results:

                                                                                      (in millions)
                                                                    Nine month period ended              Year Ended March
                                                                      December 31, 1998                      31, 1998
                                                              -------------------------------------------------------------
       Corporate realignment costs                                              $ -                           $  3.1
       Proxy-related litigation settlement costs                                0.1                              3.9
       Settlement costs                                                         1.0                                -
       Additional income tax provision                                            -                              1.5
       Allowance and write-offs for bad debts                                   0.8                              1.4
       Warrants associated with debt                                            0.6                              0.5
       Other items                                                              0.4                              0.6
                                                                              -----                           ------
                                                                              $ 2.9                           $ 11.0
                                                                              =====                           ======


     After deducting these items, the loss for the nine month period ended December 31, 1998 totaled $4.2 million compared to $2.3 million for the full year ended March 31, 1998.

     The principal factors in the loss for the nine month period are: (1) reduction in business arrangements, including the termination of contracts or business arrangements which did not fit with the focus of the Company; (2) reduction in prices to provide more competitive offerings; (3) more aggressive collection efforts, including demands for timely payments from customers with outstanding delinquent accounts, which resulted in a substantial decline in revenues from what had formerly been the largest customer of the Company; (4) a continuing decline in revenue from non-core, but large, North American customers; (5) the inclusion of revenue from a major card service contract which, in the first phase of this contract in the fourth calendar quarter of 1998, was billed largely on a cost reimbursable basis; and (6) continued weakness in our Asian customer base during the entire nine month period. The negative effect of these factors on gross profit contribution is estimated to be $2.2 million for the nine month period ended December 31, 1998.

     Management has taken steps to reverse this trend through the expansion of its service offerings to its existing customers, expansion of the customer base through revamped sales and marketing and through acquisitions. Management believes that these steps will result in significant revenue growth throughout 1999 and an improvement in margins beginning in the second and third quarters of 1999.

     Revenue. Revenue for the nine month period ended December 31, 1998 totaled $22.5 million compared to $33.1 million for the full year ended March 31, 1998. Of this total, $18.6 million was derived from the card services customer base with which the Company began the period (the "legacy customer base"). For the six months ended September 30, 1998, revenue from our legacy calling card customer base averaged $7.2 million per quarter. (For the fiscal year ended March 31, 1998 services revenue averaged approximately $7.7 million per quarter). As discussed above, revenue from this legacy customer base declined over the period and represented only $4.2 million in the quarter ended December 31, 1998. These declines from the legacy customer base are expected to be permanent (with the exception of the decline in Asia) and are derived largely from North American customers, including particularly the large customer which had substantial delinquencies in payment. The legacy customers that represent most of the decline are not crucial to the Company's network of operating platforms nor to the global growth strategy and the extension of services upon which management is focusing.

     Offsetting this decline somewhat is the inclusion in revenue for the nine month period ended December 31, 1998 of $2.0 million, mainly in the last three months, from a significant card services contract with a new North American customer. However, in the first phase of this contract, the Company agreed to bill this customer on a cost-reimbursable basis for the major portion of this business. Accordingly, this revenue source has contributed only a minor amount of margin to the Company's operating results to date. In 1999, the Company has begun a second phase of the contract which is expected to provide higher revenue and margins than the cost-reimbursable basis experienced in the quarter ended December 31, 1998.

     Revenue from the Company's Asian card service base was $5.9 million for the nine month period ended December 31, 1998 compared to $10.3 million for the year ended March 31, 1998. Economic activity in most areas of the Asia-Pacific region remains weak and the Company's near term outlook for card services revenue in this market is that it will continue at current levels. However, the Company anticipates that a significant portion of the expected revenue growth from new services, such as those acquired with IDX, will come from this region.

     Also included in the consolidated revenue for the nine month period ended December 31, 1998 is $0.6 million, which represents IDX revenues for the month of December 1998. Based on new contracts executed during late 1998 and the first quarter of 1999, revenue contribution from IDX is expected to be significant in calendar 1999.

     Gross Profit. Gross profit was 44% of total revenue or $9.9 million for the nine month period ended December 31, 1998, compared to 43% or $14.3 million for the full year ended March 31, 1998. Excluding the effects of the low margin first phase of the large new card services contract described above, gross profit from the Company's card service business was 46% for the nine month period ended December 31, 1998. This margin improvement over that realized in the previous year (43%) is due primarily to active efforts to reduce operating costs. Cost of revenue is expected to continue to fluctuate as new pricing and contractual arrangements are put in place and as the Company's revenue mix continues to change. Transmission costs, the principal element of cost of service, should also begin to show the positive impact in 1999 arising from use of the expanding IP transmission network of IDX.

     Selling, General and Administrative Expenses ("SG&A"). These expenses totaled $12.6 million for the nine month period ended December 31, 1998 compared to $14.0 million for the full year ended March 31, 1998. Included in the nine month total is a $0.8 million provision for doubtful accounts compared to $1.4 million for the full year ended March 31, 1998. In the fourth calendar quarter of 1998, the Company incurred a non-cash charge of $0.4 million for compensation expense related to the IDX acquisition for a granting by the IDX stockholders of acquisition consideration to a number of IDX employees. Excluding this charge, other SG&A expenses, principally salaries and benefits, travel, legal and professional fees and other overhead costs averaged $3.8 million per quarter during the nine month period ended December 31, 1998, compared to $3.2 million per quarter for the year ended March 31, 1998. The principal factors in this increase are higher personnel costs resulting from recruitment and upgrading of management and additions to the marketing and sales staff.

     Settlement Costs. As described in Note 7 to the Consolidated Financial Statements, the Company and its largest stockholder entered into a settlement agreement to resolve all current and future claims. The difference in value between the Convertible Preferred Stock issued to the stockholder and the common stock surrendered by the stockholder was $1.0 million, which resulted in a non-cash charge to the statement of operations in the quarter ended September 30, 1998.

     Depreciation and Amortization Expense. This expense for the nine month period ended December 31, 1998 totaled $2.3 million compared to $2.8 million for the full year ended March 31, 1998. These charges are expected to increase significantly in the future as the full effect of amortization of goodwill arising from recent acquisitions is charged to the statement of operations.

     Other Expenses (Income). Interest expense totaled $1.0 million for the nine month period ended December 31, 1998 compared to $1.6 million for the full year ended March 31, 1998. This cost will increase in future reporting periods due to the increase in debt assumed as part of the acquisition program in 1998 and 1999 as well as the $7.0 million in financing finalized in April 1999.

     The Company recorded a foreign currency transaction loss of $0.1 million during the nine month period ended December 31, 1998 arising from foreign currency cash and accounts receivable balances maintained by the Company during the period in which the U.S. dollar strengthened. For the year ended March 31, 1998, this charge was $0.4 million. The Company's exposure to foreign currency losses is mitigated due to the variety of customers and markets which comprise the Company's customer base, as well as geographic diversification of that customer base. In addition, the majority of the Company's largest customers settle their accounts in U.S. dollars.

     During the nine months ended December 31, 1998, the Company incurred $0.1 million proxy related litigation expenses as compared to $3.9 million for the year ended March 31, 1998. Related to the class action lawsuit for which a settlement agreement was reached in April 1998. Of the amount recorded in the year ended March 31, 1998, $3.5 million related to the escrow of 350,000 shares of the Company's common stock, which have been valued at $10.00 per share pursuant to the terms of the settlement agreement. Such value relates to the Company's obligation to issue additional stock or cash if the market price of the Company's stock is less than $10.00 per share during the defined periods. See Note 8 to the Consolidated Financial Statements for further discussion.

     Taxes on Income. No income tax provision was recorded for the nine month period ended December 31, 1998 due to the operating losses incurred. Taxes on income for the year ended March 31, 1998 were $1.6 million. The tax provision for amounts currently due is primarily the result of the Company's completion of a study to simplify its tax and corporate structure wherein it identified potential tax issues arising out of its international subsidiaries. In connection with this study, the Company realized it had potential tax liabilities and recorded an additional tax provision of $1.5 million in the fourth quarter of the year ended March 31, 1998. The Company's study was completed in January, 1999 and no additional reserve for taxes was recorded as of December 31, 1998. The eventual outcome cannot be predicted with certainty. No tax claims have been asserted against the Company. See Note 12 to the Consolidated Financial Statements for further discussion regarding taxes on income.








YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

     Overview. The Company incurred a net loss of $13.3 million for the year ended March 31, 1998, of which $11.0 million is attributable to the following charges:

                                                                         (in millions)
      Corporate realignment costs                                           $ 3.1
      Proxy-related litigation settlement costs                               3.9
      Additional income tax provision                                         1.5
      Additional allowance for doubtful accounts                              1.4
      Warrants associated with debt                                           0.5
      Other items                                                             0.6
                                                                            -----
                                                                            $11.0
                                                                            =====

     Some of these charges resulted principally from a detailed review of the Company's activities initiated by new management in the last few months of fiscal 1998 and are described in more detail below.

     Excluding these items, the Company incurred a net loss for the year ended March 31, 1998 of $2.3 million compared to net income in fiscal 1997 of $0.8 million. The difference is principally due to a $1.6 million contribution to net income in fiscal 1997 of revenues from non-services sources which did not recur in fiscal 1998. Also in the year ended March 31, 1998, the Company's gross profit from its services business remained flat compared to fiscal 1997 while it incurred additional recurring operating expenses of $1.1 million, principally depreciation and amortization. Interest expense, excluding a $0.5 million charge related to the amortization of debt discount associated with warrants (see Note 11 to the Consolidated Financial Statements for further information), increased by $0.3 million over fiscal 1997. Foreign exchange losses increased by $0.3 million over fiscal 1997.

     New management has taken steps to increase revenues and improve margins. They have completed a review of the operations and activities of the Company and have refocused the Company's marketing and sales activities with an emphasis on stabilizing and growing the existing core business and on adding new services. In practical terms, this means that: (1) the Company refocused its resources on both expanding its customer base and extending its line of services to realize the value of its global network of operating platforms; (2) the Company established a small staff devoted to improving its network structure and reducing its marginal transmission costs (and, therefore, its cost of revenue), and contracts were entered into which will help to reduce transmission costs in the next fiscal year; (3) the Company increased its sales and marketing staff and allocated additional funds for marketing and promotional activities; and (4) staffing needs were assessed and reductions and realignments were completed. The Company instituted a process to add new network and operations staff as necessary to support new contracts.

     A thorough review of corporate practices and procedures was completed in 1998. This review resulted in a number of improvements to internal reporting and review procedures. The Company also undertook a study to simplify its organizational and tax structure and identified potential international tax issues. In connection with this study, the Company realized it had potential tax liabilities and recorded an additional tax provision of $1.5 million in the fiscal year ended March 31, 1998 to reserve against liabilities which might arise under the existing structure. The Company's study was completed in January 1999 and no additional reserve for taxes was recorded as of December 31, 1998. The eventual outcome cannot be predicted with certainty. No tax claims have been asserted against the Company.

     Revenue for the year ended March 31, 1998 was $33.1 million. By comparison, revenue for the year ended March 31, 1997 was $34.0 million, including $2.0 million attributable to non-service revenue (principally billing and platform equipment sales, revenue from calling card production and contract settlement charges related to disputes over special projects). Although total revenue decreased from the year ended March 31, 1997 to the year ended March 31, 1998, services revenue increased $1.0 million or 3%. The increase was due to increased customer usage partially offset by a combination of three elements: a decline in revenue from the long distance resale services of the Company; lower per minute revenue due to new pricing programs which went into effect in the first and second quarters of the year ended 1998; and a lack of new revenue generating contracts in the fiscal year ended March 31, 1998.

     Gross Profit. Gross profit was 43% or $14.3 million for the year ended March 31, 1998, compared to 47% or $16.1 million for the year ended March 31, 1997. This decline was due partially to the positive margin contribution of non-service revenues in the year ended March 31, 1997 which did not reoccur in the year ended March 31, 1998. Excluding the effects of non-service revenue, gross profit for services revenue was 43% for the year ended March 31, 1998 compared to 45% for fiscal 1997. This decrease was due to lower pricing related to various customer contracts which was not offset by corresponding decreases in transmission costs, the principal component of cost of revenue. Cost of revenue was expected to fluctuate in the next few periods as new pricing and contractual arrangements were put in place and as the Company worked to improve its network structure and transmission costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.0 million for the year ended March 31, 1998, compared to $11.9 million for the year ended March 31, 1997, an increase of $2.1 million or 18%. As a percentage of revenue, selling, general and administrative expenses were 42% and 35% for the years ended March 31, 1998 and 1997, respectively. A major factor in the increase was the addition of $1.3 million to the allowance for doubtful accounts. Of this amount, half was related to one customer who, in the Company's view, unilaterally took unsubstantiated credits off invoiced amounts and refused to pay a large invoice for contract settlement charges related to a special project. The Company had an allowance as of March 31, 1998 to reflect potential costs of collection. (In the quarter ending December 31, 1998, the Company recovered $1.5 million in cash and a $0.4 million usage credit from this customer. This settlement resulted in no additional write-off for bad debts). The balance of the remaining increase in the allowance was spread among several accounts, principally in the Asia-Pacific area, to provide for collection issues that may arise from economic and other factors. The Company incurred $0.8 million in other selling, general and administrative expenses related to increases in payroll due to the hiring of new management and other personnel, consulting and legal fees, travel expenses and for internal communication costs.

     Corporate Realignment Expense. The Company incurred various realignment costs during the year ended March 31, 1998 resulting from the review of operations and activities undertaken by new corporate management. These costs, which totaled $3.1 million, include employee severance, legal and consulting fees and the write down of certain investments made in the Company's Internet service development program.

     Depreciation  and  Amortization  Expense.   Depreciation  and  amortization
expense for the year ended March 31, 1998 was $2.8 million compared to $1.7 million for the year ended March 31,

1997, an increase of $1.1 million or 59%. In addition to an increase in the asset base of $2.1 million in the year ended March 31, 1998, a full year's depreciation was recorded in the year ended March 31, 1998 for fiscal 1997 property additions of $5.0 million, a significant portion of which occurred in the latter part of fiscal 1997.

     Other Expense (Income). Interest expense for the year ended March 31, 1998 was $1.6 million, compared to $0.8 million for the year ended March 31, 1997, an increase of $0.8 million or 101%. This increase relates primarily to expenses of $0.5 million related to additional interest expense associated with warrants to purchase common stock issued in connection with debt obligations. Also, there was an increase in average borrowings during the year ended March 31, 1998 and the Company incurred additional finance charges relating to the extensions of a term loan.

     The Company recorded a foreign currency transaction loss of $0.4 million for the year ended March 31, 1998 arising from foreign currency cash and accounts receivable balances maintained by the Company during the year. The Company's exposure to foreign currency losses is mitigated due to the variety of customers and markets which comprise the Company's customer base, as well geographic diversification of that customer base. In addition, most of the Company's largest customers settle their accounts in U.S. dollars.

     During the year ended March 31, 1998, the Company incurred proxy related litigation expense of $3.9 million arising from the class action lawsuit for which a settlement agreement was reached, as described earlier (see "Item 3 - Legal Proceedings"). Of this amount, $3.5 million related to the escrow of 350,000 shares of the Company's common stock, which was valued at $10.00 per share pursuant to the terms of the settlement agreement. Such value related to the Company's obligation to issue additional stock or cash if the market price of the Company's stock is less than $10.00 per share during the defined periods. See Note 8 to the Consolidated Financial Statements for further discussion.

     Taxes on Income. Taxes on income for the year ended March 31, 1998 were $1.6 million, with no comparable tax provision for the year ended March 31, 1997. This tax provision was primarily the result of the Company's study to simplify its tax structure wherein it identified potential international tax issues and realized it had potential tax liabilities. Refer to Note 12 to the Consolidated Financial Statements for further discussion regarding taxes on income.


LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     As discussed above, management launched an aggressive growth plan toward the end of 1998 and intends to pursue that plan into the foreseeable future. A result of that plan will be increasing cash demands and the need for aggressive cash management. To accomplish all that it seeks to do, management will have to acquire significant financing, some of which it has already achieved in the first quarter of 1999.

     Cash and cash equivalents were $1.4 million at December 31, 1998 compared to $2.4 million at March 31, 1998. Accounts payable totaled $5.8 million at December 31, 1998 compared to $1.1 million at March 31, 1998, resulting principally from deferrals of payments to certain vendors and professional service firms due to the Company's tight cash situation (see discussion below for financings in the first quarter of 1999 which were used, in part, to bring these companies and firms more current). Accrued expenses increased by $2.0 million to $6.2 million at December 31, 1998 primarily due to accruals for interest costs on debt payable only at maturity and costs accrued for acquisitions and transmission for which no bills had been received as of December 31, 1998. Cash inflows from operating activities for the nine month period ended December 31, 1998 totaled $3.6 million, compared to outflows of $2.5 million for the full year ended March 31, 1998. There was a net working capital deficiency of $21.0 million at December 31, 1998 compared to positive working capital of $2.4 million at March 31, 1998. In addition to the Company's operating losses, this large change in working capital resulted principally from the reclassification of $8.5 million of debt due in August 1999 ($7.5 million) and December 1999 ($1.0 million) to a current liability as of December 31, 1998 and to short-term indebtedness totaling $6.3 million incurred primarily during the fourth calendar quarter of 1998 related to acquisitions (see Note 6 to the Consolidated Financial Statements). Of this latter amount, up to $5.4 million (plus accrued interest) may be paid, at the Company's sole discretion, by issuance of common stock. The first $1.0 million was repaid by the issuance of common stock in March 1999.

     In the nine month period ended December 31, 1998, in addition to the $2.2 million paid in connection with the acquisition of IDX, the Company acquired property and equipment of approximately $2.0 million and made other investments, principally advances totaling $1.0 million to the unified messaging company which provides the software upon which the Company is basing its new messaging service and in which the Company is considering making a joint venture investment. This compares to $2.1 million in property and equipment additions for the full year ended March 31, 1998. In both periods, the property and equipment expenditures were principally for upgrades and additions to the global network of operating platforms. Cash generated from financing activities totaled $0.7 million during the nine month period ended December 31, 1998, mainly due to proceeds from a $1.0 million loan from an existing stockholder received in June 1998, which is payable in December 1999. For the full year ended March 31, 1998, cash generated from financing activities totaled $4.8 million, the primary source being the issuance of common stock for $7.5 million reduced by the net retirement of long-debt obligations of $3.0 million.

     In January and February, 1999, the Company entered into two separate financing transactions through the issuance of preferred stock and warrants totaling $10.0 million (see Note 17 to the Consolidated Financial Statements). Proceeds from these financings to date are $8.0 million with the remaining $2.0 million to be received upon registering the underlying common stock issuable on conversion. Substantially all of the proceeds from these financings have been used during the first quarter of 1999 to reduce accounts payable and to meet the capital expenditure and working capital requirements of the business.

     In February 1999, the Company acquired Telekey, a communications services company, with a card based range of services including calling, e-mail, voicemail and other features which will be incorporated in the expanded service offerings of the Company. Telekey was acquired for cash, short-term notes of $0.3 million and convertible preferred stock. See Note 17 to the Consolidated Financial Statements.

     In April 1999, the Company obtained a financing commitment in the form of long-term debt totaling $20.0 million from an affiliate of the Company's largest stockholder. This commitment is subject to stockholder approval (see Note 18 to the Consolidated Financial Statements). In addition, the lender provided a loan of $7.0 million with a term of one year which is intended to serve as a bridge to stockholder approval or the acquisition of other financing.

     Current Funding Requirements. The Company has the following estimated firm cash obligations and requirements during calendar 1999:

                                                                                  (in millions)
       Repayment of loans due August and December                                     $ 9.5
            1999, including  interest
       Payment of promissory note issued in connection                                  0.5
            with acquisition
       Payment of estimated tax obligations related to prior                            1.1
            years
       Y2K compliance program (see below)                                               1.0
                                                                                      -----
                                                                                      $12.1
                                                                                      =====

     Through April 14, 1999, the Company acquired new funding and commitments in excess of $32.0 million: $10.0 million from the sale of convertible stock (of which the $8.0 million has been received and $2.0 million will be advanced upon registration of the underlying common shares); $20.0 million in committed long-term debt which is subject to stockholder approval (under the commitment, the Lender has provided a bridge loan of $7.0 million which the Company has drawn down); and $2.0 million or more in vendor financing for network equipment purchases. Assuming that stockholder approval is forthcoming for the long-term debt, these funds might permit the Company to meet a modest baseline growth plan. To achieve the growth, both short and long-term, that management is targeting, however, will require additional capital. The plan under which the Company is currently operating requires cash in the second half of the year which the Company anticipates will come from (1) a capital markets financing of debt or equity in the second half of the year of up to $30.0 million, and (2) secured equipment based financing of up to $10.0 million.

     The Company's growth plan contemplates, in addition to the firm cash obligations noted above, additional capital needs of up to $38.0 million (including expenditures for the first quarter which, as noted above, used most of the $8.0 million in proceeds from the sale of convertible stock). Most of these funds will be used for network expansion and upgrade, for the extension of the line of services, for a few key acquisitions and investments, and, in particular, for the launch of new services, such as the messaging service. If significantly less capital is available, plans will need to be curtailed, negatively affecting growth, particularly the launch of new services.

     Of the financing currently committed, $13.0 million is subject to stockholder approval at the Company's next annual meeting scheduled to occur in the second quarter of 1999. The Company's management believes that there is a high probability that stockholder approval will be obtained. However, if this approval does not occur, the Company will be required to find additional sources of capital in the short-term, principally to repay the indebtedness (including interest) of $8.5 million due in August 1999. In that event, there can be no assurance that the Company can raise additional capital or generate sufficient funds from operations to meet its obligations. The lack of funds from these sources would force the Company to curtail its existing and planned levels of operations and would therefore have a material adverse effect on the Company's business.


TAXES

     During 1998, the Company undertook a study to simplify its organizational and tax structure and identified potential international tax issues. In connection with this study, the Company determined that it had potential tax liabilities and recorded an additional tax provision of $1.5 million in the year ended March 31, 1998 to reserve against liabilities which could have arisen under the existing structure. The Company initiated discussions with the Internal Revenue Service ("IRS") related to the U. S. Federal income tax issues identified by the study and filed with the IRS returns for the Company for the years ended March 31, 1991 through 1998 reflecting these findings. Neither the eventual outcome of these discussions or of any other issues can be predicted with certainty.

     As of December 31, 1998, the Company has recorded a net deferred tax asset of $8.3 million and has approximately $16.3 million of net operating loss carryforwards available. The Company has recorded a valuation allowance equal to the net deferred tax asset as management has not been able to determine that it is more likely than not that the deferred tax asset will be realized based in part on the foreign operations and availability of the operating loss carryforwards to offset only U.S. tax provisions. In addition, included in the net operating carryforwards are approximately $6.0 million acquired in the IDX acquisition that are limited in use to approximately $0.3 million per year and must be offset only by taxable income generated from IDX. See Note 12 to the Consolidated Financial Statements regarding further discussion of taxes on income.


EFFECT OF INFLATION

     The Company believes that inflation has not had a material effect on the results of operations to date.


ACCOUNTING PRONOUNCEMENTS AND YEAR 2000 ISSUES

     Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is currently not applicable to the Company.

     Year 2000 Issues - The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Issue" or "Y2K Issue" arises because many computer and hardware systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond the year 1999, which may cause errors in information or system failures. Assessments of the potential effects of the Y2K issue vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Because the Company uses Unix-based systems for its platforms and operating systems to deliver service to customers, the Company believes material modifications may not be required to ensure Y2K compliance. However, the Company is in the process of assessing and testing the software resident on all its system hardware to validate this assertion and anticipate that testing will be completed by June 1999. The Company is in various stages of its analysis, assessment, planning and remediation and is using internal and external resources to identify, correct or reprogram, and test the computer system for Y2K compliance. The Company anticipates completing all reprogramming efforts, including testing, by June 1999. Management is continuing to update and evaluate the financial impact of Y2K compliance and expects that total costs will not exceed $1.0 million. The Company is proceeding with an internal certification process of its propriety systems (e.g. Calling card and billing systems). The Company intends to use external sources as necessary to validate our certification of these critical systems. No material costs have been incurred during the nine month period ended December 31, 1998 and management estimates that the Company will incur most of the costs during 1999.

          The Company is also in the process of assessing Year 2000 readiness of its key suppliers and customers. This project has been undertaken with a view toward assuring that the Company has adequate resources to cover its various telecommunications requirements. A failure of the Company's suppliers or customers to address adequately their Year 2000 readiness could affect the Company's business adversely. The Company's worst-case Year 2000 scenarios would include: (i) undetected errors or uncorrected defects in its current product offerings; (ii) corruption of data contained in its internal information systems; and (iii) the failure of infrastructure services provided by External Providers. The Company is in the process of reviewing its contingency planning in all of these areas and expects the plans to include, among other things, the availability of support personnel to assist with customer support issues, manual "work arounds" for internal software failure, and substitution of systems, if needed. The Company anticipates that it will have a contingency plan in place by June 1999. In addition, the Company is aware of the potential for claims against it for damages arising from products and services that are not Year 2000 ready. The Company believes that such claims against it would be without merit. Finally, the Year 2000 presents a number of risks and uncertainties that could affect the Company, including utilities failures, competition for personnel skilled in the resolution of Year 2000 issues and the nature of government responses to the issues among others. The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company measures its exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including: Closing exchange prices, volatility factors and the time value of money. At December 31, 1998, the Company was exposed to some market risk through interest rates on its long-term debt and preferred stock and foreign currency. At December 31, 1998, the Company's exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Expenses (Income)."

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                   ITEM 8 - FINANCIAL STATEMENTS
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:
         Report of Independent Certified Public Accountants                                               F-2

         Consolidated Balance Sheets as of December 31, and March 31, 1998                                F-3 - F-4

         Consolidated Statements of Operations for the Nine Months Ended
              December 31, 1998, and the Years Ended March 31, 1998, and 1997                             F-5

         Consolidated Statements of Stockholders' Equity for the Nine Months Ended
              December 31, 1998, and the Years Ended March 31, 1998, and 1997                             F-6

         Consolidated Statements of Comprehensive Income (Loss) for the Nine Months
              Ended December 31, 1998 and the Years Ended March 31, 1998 and 1997                         F-7

         Consolidated Statements of Cash Flows for the Nine Months Ended
              December 31, 1998, and the Years Ended March 31, 1998, and 1997                             F-8 - F-10

         Summary of Accounting Policies                                                                   F-11 - F-17

         Notes to Consolidated Financial Statements                                                       F-18 - F-54

SCHEDULE -

         II Valuation and Qualifying Accounts                                                             F-55

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Executive TeleCard, Ltd.
d/b/a eGlobe, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Executive TeleCard, Ltd. (d/b/a eGlobe, Inc.) and subsidiaries as of December 31, 1998 and March 31, 1998 and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for the nine months ended December 31, 1998 and for each of the two years in the period ended March 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Executive TeleCard, Ltd. (d/b/a eGlobe, Inc.) and subsidiaries at December 31, 1998 and March 31, 1998, and the results of their operations and their cash flows for the nine month period ended December 31, 1998 and for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                            /s/ BDO SEIDMAN, LLP
                                                            --------------------
                                                            BDO SEIDMAN, LLP

March 19, 1999
except for Note 18, which is as of April 10, 1999
Denver, Colorado

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                    DECEMBER 31, 1998         MARCH 31, 1998
-------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT:
Cash and cash equivalents                                              $ 1,407,131               $ 2,391,206
Restricted cash                                                            100,438                        --
Accounts receivable, less
     allowance of $986,497 and
     $1,472,197 for doubtful accounts                                    6,850,872                 7,719,853
Other current assets                                                       494,186                   376,604

TOTAL CURRENT ASSETS                                                     8,852,627                10,487,663
-------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation
            and amortization (Note 1)                                   13,152,410                11,911,310

GOODWILL AND OTHER INTANGIBLE ASSETS,

     net of accumulated amortization of
            $926,465 and $725,884                                       12,106,603                   203,875

OTHER:

     Advances to a potential joint
            venture (Note 17)                                              970,750                        --
     Deposits                                                              518,992                   233,901
     Deferred financing and acquisition costs                              736,071                        --
     Other assets                                                           50,708                    63,707
-------------------------------------------------------------------------------------------------------------

Total other assets                                                       2,276,521                   297,608
-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $36,388,161               $22,900,456
=============================================================================================================


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         DECEMBER 31, 1998        MARCH 31, 1998
-----------------------------------------------------------------------------------------------------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable                                                       $  5,798,055          $  1,135,800
     Accrued expenses (Note 2)                                                 6,203,177             4,222,806
     Income taxes payable (Note 12)                                            1,914,655             2,004,944
     Notes payable, principally related to
           acquisitions (Notes 5 and 6)                                        6,298,706                    --
     Current maturities of long-term debt (Note 4)                             8,540,214               244,020
     Other liabilities                                                         1,053,292               436,545
-----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                     29,808,099             8,044,115

LONG-TERM DEBT, net of current maturities (Note 4)                             1,237,344             7,735,581
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             31,045,443            15,779,696
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
     (Notes 3 - 9, 11, 12, 14, 15, 17 and 18)

STOCKHOLDERS' EQUITY (Note 11 and 17):
     Preferred stock, authorized 5,000,000 shares:
         Series B Convertible Preferred Stock, $.001
         par value, 500,000 shares authorized and
         outstanding (Note 6)                                                        500                    --
         8% Series C Cumulative Preferred Stock,
         $.001 par value, 275 shares authorized, 75
         shares outstanding (Note 7)                                                   1                    --
     Common stock, $.001 par value, 100,000,000
         shares authorized, 16,362,966 and 17,346,766
         shares outstanding                                                       16,362                17,346
     Additional paid-in capital                                               33,975,268            25,046,831
     Stock to be subscribed (Note 8)                                                  --             3,500,000
     Accumulated deficit                                                     (28,566,346)          (21,476,154)
     Accumulated other comprehensive income (loss)                               (83,067)               32,737
-----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                     5,342,718             7,120,760
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 36,388,161          $ 22,900,456
=================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         Nine Months
                                                            Ended                    Years Ended March 31,
                                                         December 31,
                                                             1998                  1998                 1997
-----------------------------------------------------------------------------------------------------------------
REVENUE  (Note 13)                                      $ 22,490,642          $ 33,122,767          $ 33,994,375

COST OF REVENUE                                           12,619,245            18,866,292            17,913,995
-----------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                               9,871,397            14,256,475            16,080,380
-----------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Selling, general and administrative                   12,558,553            14,047,864            11,915,864
    Settlement costs (Note 7)                                996,532                    --                    --
    Corporate realignment expense (Note 2)                        --             3,139,191                    --
    Depreciation and amortization                          2,255,945             2,769,844             1,740,952
-----------------------------------------------------------------------------------------------------------------

TOTAL COSTS AND EXPENSES                                  15,811,030            19,956,899            13,656,816
-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                             (5,939,633)           (5,700,424)            2,423,564
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
      Interest expense                                    (1,018,049)           (1,651,236)             (849,073)
      Interest income                                         59,947                45,839                51,291
      Foreign currency transaction loss                     (130,757)             (409,808)              (75,409)
      Proxy related litigation expense (Note 8)             (119,714)           (3,900,791)             (528,421)
      Other income (expense), net                             58,014               (33,490)                   --
-----------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                       (1,150,559)           (5,949,486)           (1,401,612)
-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES
    ON INCOME                                             (7,090,192)          (11,649,910)            1,021,952
TAXES ON INCOME (Note 12)                                         --             1,640,000               248,000
-----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                       $ (7,090,192)         $(13,289,910)         $    773,952
-----------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS) PER SHARE (Note 5):
      Basic                                             $      (0.40)         $      (0.78)         $       0.05
      Diluted                                           $      (0.40)         $      (0.78)         $       0.05
-----------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


 NINE MONTHS ENDED DECEMBER 31, 1998 AND                                            PREFERRED                      PREFERRED
  YEARS ENDED MARCH 31,                           COMMON STOCK                   STOCK - SERIES B               STOCK - SERIES C
     1998 AND 1997                            SHARES          AMOUNT            SHARES       AMOUNT          SHARES          AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
         BALANCE, APRIL 1, 1996             15,849,488    $     15,849              --   $         --             --   $         --
Stock issued in connection with
litigation
    settlement                                  11,000              11              --             --             --             --
Exercise of stock options                          752               1              --             --             --             --
Foreign currency translation adjustment             --              --              --             --             --             --
Net income for the year                             --              --              --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
        BALANCE, MARCH 31, 1997             15,861,240          15,861              --             --             --             --
Stock issued in lieu of cash payments           42,178              42              --             --             --             --
Stock issued in connection with
   private placement, net (Note 11)          1,425,000           1,425              --             --             --             --
Stock to be subscribed (Note 8)                     --              --              --             --             --             --
Exercise of stock appreciation rights           18,348              18              --             --             --             --
Issuance of warrants to purchase
   stock (Note 11)                                  --              --              --             --             --             --
Foreign currency translation adjustment             --              --              --             --             --             --
Net loss for the year                               --              --              --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
        BALANCE, MARCH 31, 1998             17,346,766          17,346              --             --             --             --
Stock issued in connection with
litigation
      settlement (Note 8)                       28,700              28              --             --             --             --
Subscribed stock issued to common
      escrow (Note 8)                          350,000             350              --             --             --             --
Issuance of warrants to purchase stock
      (Note 11)                                     --              --              --             --             --             --
Stock issued in connection with
      acquisitions (Note 6)                     62,500              63         500,000            500             --             --
Exchange of common stock for Series C
      Preferred (Note 7)                    (1,425,000)         (1,425)             --             --             75              1
Compensation costs related to
acquisition
      (Note 6)                                      --              --              --             --             --             --
Foreign currency translation adjustment             --              --              --             --             --             --
Net loss for the period                             --              --              --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
       BALANCE, DECEMBER 31, 1998           16,362,966    $     16,362         500,000   $        500             75   $          1




                                                                                           ACCUMULATED
NINE MONTHS ENDED DECEMBER 31,             STOCK TO BE     ADDITIONAL     ACCUMULATED         OTHER            TOTAL
1998 AND YEARS ENDED MARCH 31,             SUBSCRIBED      PAID- IN         DEFICIT       COMPREHENSIVE    STOCKHOLDERS'
   1998 AND 1997                                            CAPITAL                       INCOME (LOSS)       EQUITY
----------------------------------------------------------------------------------------------------------------------------
         BALANCE, APRIL 1, 1996           $         --    $ 15,901,574   $ (8,960,196)   $     82,782    $  7,040,009
Stock issued in connection with
litigation
    settlement                                      --         146,238             --              --         146,249
Exercise of stock options                           --              --             --              --               1
Foreign currency translation adjustment             --              --             --            (939)           (939)
Net income for the year                             --              --        773,952              --         773,952
----------------------------------------------------------------------------------------------------------------------------
        BALANCE, MARCH 31, 1997                     --      16,047,812     (8,186,244)         81,843       7,959,272
Stock issued in lieu of cash payments               --         244,226             --              --         244,268
Stock issued in connection with
   private placement, net (Note 11)                 --       7,481,075             --              --       7,482,500
Stock to be subscribed (Note 8)              3,500,000              --             --              --       3,500,000
Exercise of stock appreciation rights               --         137,530             --              --         137,548
Issuance of warrants to purchase
   stock (Note 11)                                  --       1,136,188             --              --       1,136,188
Foreign currency translation adjustment             --              --             --         (49,106)        (49,106)
Net loss for the year                               --              --    (13,289,910)             --     (13,289,910)
----------------------------------------------------------------------------------------------------------------------------
        BALANCE, MARCH 31, 1998              3,500,000      25,046,831    (21,476,154)         32,737       7,120,760
Stock issued in connection with
litigation
      settlement (Note 8)                           --          81,600             --              --          81,628
Subscribed stock issued to common
      escrow (Note 8)                       (3,500,000)      3,499,650             --              --              --
Issuance of warrants to purchase stock
      (Note 11)                                     --         328,231             --              --         328,231
Stock issued in connection with
      acquisitions (Note 6)                         --       3,601,000             --              --       3,601,563
Exchange of common stock for Series C
      Preferred (Note 7)                            --         997,956             --              --         996,532
Compensation costs related to
acquisition
      (Note 6)                                      --         420,000             --              --         420,000
Foreign currency translation adjustment             --              --             --        (115,804)       (115,804)
Net loss for the period                             --              --     (7,090,192)             --      (7,090,192)
----------------------------------------------------------------------------------------------------------------------------
       BALANCE, DECEMBER 31, 1998         $         --    $ 33,975,268   $(28,566,346)   $    (83,067)   $  5,342,718



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                       NINE MONTHS
                                                                          ENDED               YEARS ENDED MARCH 31,
                                                                       DECEMBER 31,
                                                                      ----------------------------------------------------
                                                                           1998                 1998                 1997
NET INCOME (LOSS)                                                      $ (7,090,192)       $(13,289,910)        $    773,952

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                   (115,804)            (49,106)                (939)
                                                                      ----------------------------------------------------

COMPREHENSIVE NET INCOME (LOSS)                                        $ (7,205,996)       $(13,339,016)        $    773,013
                                                                      ====================================================



   See accompanying summary of accounting policies and notes to consolidated financial statements

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        NINE MONTHS ENDED               YEARS ENDED MARCH 31,
                                                                        DECEMBER 31, 1998             1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                             $ (7,090,192)      $(13,289,910)      $    773,952
    Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
        Depreciation and amortization                                               2,255,945          2,769,844          1,740,952
        Provision for bad debts                                                       789,187          1,433,939            404,410
        Settlement costs (Note 7)                                                     996,532                 --                 --
        Common stock issued in lieu of cash payments                                       --            144,268            146,249
        Issuance of options and warrants for services (Note 11)                       190,417            220,000                 --
        Compensation costs related to acquisition (Note 6)                            420,000                 --                 --
        Amortization of debt discount (Note 4)                                        254,678            478,580                 --
        Proxy related litigation expense  (Note 8)                                     81,628          3,500,000                 --
        Gain on sale of property and equipment                                        (57,002)                --                 --
        Impairment reserve for assets                                                      --            143,668                 --
        Other, net                                                                         --            137,548                 --
        Changes in operating assets and liabilities:
            Accounts receivable                                                       886,768           (915,661)        (2,359,402)
            Other current assets                                                      177,494             52,860           (318,437)
            Accounts payable                                                        3,248,364            444,673             37,174
            Accrued expenses                                                        1,033,420          2,414,406         (2,321,403)
            Other liabilities                                                         371,368            (39,008)          (114,914)
-----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     3,558,607         (2,504,793)        (2,011,419)
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Acquisitions of property and equipment                                        (1,990,368)        (2,150,280)        (5,043,062)
     Proceeds from sale of property and equipment                                     126,638                 --                 --
     Advances to a potential joint venture (Note 17)                                 (970,750)                --                 --
     Purchase of companies, net of cash acquired (Note 6)                          (2,207,447)                --                 --
     Restricted cash                                                                 (100,438)                --                 --
     Other assets                                                                    (108,863)            26,693           (151,013)
-----------------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                  (5,251,228)        (2,123,587)        (5,194,075)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Proceeds from notes payable (Notes 3 and 4)                                    1,450,000          7,810,000         10,297,429
     Deferred financing and acquisition costs                                        (524,154)                --                 --
     Proceeds from issuance of common stock                                                --          7,482,500                 --
     Payments on capital leases                                                      (197,938)          (447,997)                --
     Payments on notes payable                                                        (19,362)        (9,997,397)        (1,869,938)
-----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                 708,546          4,847,106          8,427,491


-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                      (984,075)           218,726          1,221,997

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,391,206          2,172,480            950,483
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  1,407,131       $  2,391,206       $  2,172,480
===================================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     NINE MONTHS ENDED                   YEARS ENDED
                                                       DECEMBER 31,                       MARCH 31,
                                                           1998                      1998             1997
--------------------------------------------------------------------------------------------------------------
Cash paid during the period for:

Interest                                                $  176,095            $1,267,399            $  654,180

Income taxes                                            $   96,000            $  101,181            $   79,352


--------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:

Equipment acquired
under capital lease
obligations                                             $  329,421            $  312,213            $  705,660

--------------------------------------------------------------------------------------------------------------
Common stock issued
for acquisition of
equipment                                               $       --            $  100,000            $       --

--------------------------------------------------------------------------------------------------------------
Unamortized debt
discount related to
warrants                                                $  321,094            $  437,608            $       --
==============================================================================================================

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CON'T)

IDX ACQUISITION, NET OF CASH ACQUIRED (Note 6)

                                                                     NINE MONTH
                                                                    PERIOD ENDED                   YEARS ENDED
                                                                    DECEMBER 31,        MARCH 31,              MARCH 31,
                                                                       1998               1998                   1997
                                                                    --------------------------------------------------------
              Working capital deficit, other
                       than cash acquired                           $  (930,634)               $   -                 $    -
              Property and equipment                                    975,009                    -                      -
              Purchase price in excess of the
                       net assets acquired                           10,917,867                    -                      -
              Other assets                                              163,229                    -                      -
              Notes payable issued in
                       acquisition                                   (5,418,024)                   -                      -
              Capital stock issued in
                       acquisition                                   (3,500,000)                   -                      -
           --------------------------------------------------------------------------------------------------------------------
              Net cash used to acquire IDX                          $ 2,207,447                $   -                  $   -
           --------------------------------------------------------------------------------------------------------------------


UCI ACQUISITION, NET OF CASH ACQUIRED (Note 6)

                                                                     NINE MONTH
                                                                    PERIOD ENDED                   YEARS ENDED
                                                                    DECEMBER 31,        MARCH 31,              MARCH 31,
                                                                       1998               1998                   1997
                                                                    ---------------------------------------------------------
              Purchase price in excess of the
                     net assets acquired                             $ 1,176,563          $            --         $       --
              Accrued cash payment due in 1999                           (75,000)                      --                 --
              Note payable issued in acquisition                      (1,000,000)                      --                 --
              Common stock issued for
                     Acquisition                                        (101,563)                      --                 --
           ------------------------------------------------------------------------------------------------------------------
              Net cash used to acquire UCI                           $        --          $            --         $       --
           ------------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

ORGANIZATION AND        Executive  TeleCard,   Ltd.  (d/b/a  eGlobe,  Inc.)  and
BUSINESS                subsidiaries,   (collectively,  the  "Company")  provide
                        services   to   large   telecommunications    companies,
                        primarily to telephone companies which are dominant in their national markets and to specialized telephone companies and to Internet Service Providers as well. The services of the Company enable its customers to provide global reach for "enhanced" or "value added" services that they are supplying, to their end user customers.
                        Prior to 1998, the entire focus was on supporting calling card services. In 1998, that focus began to change.

                        The key assets of the Company - its operating platforms in more than 40 countries, its ability to originate telephone calls (and in many cases, provide data access) in more than 90 countries and territories, and its customer and operating arrangements around the world -- permit extension of the Company's line of services at incremental cost. In 1998, the Company began that extension of services through acquisition and investment.

                        In December 1998, the Company acquired IDX International, Inc. ("IDX"), a supplier of Internet Protocol, ("IP") transmission services, principally to telecommunications carriers, in 14 countries. This acquisition allows the Company to offer two additional services, IP voice and IP, fax to its customer base. Also, in December 1998 the Company acquired UCI Tele Network, Ltd. ("UCI"), a development stage calling card business with contracts to provide calling card services in Cyprus and Greece (See Note 6).

                        During the nine months ending December 31, 1998, the Company advanced approximately $1.0 million to a software based service company in which the Company is considering making a joint venture investment. For these advances, the Company received a technology license and has participated in the development and beta testing of the core software. This investment provides the basis for a new set of IP and voice services which the Company expects to launch in 1999. (See Note 17).

MANAGEMENT'S            As of December 31,  1998,  the Company had a net working
PLAN                    capital    deficiency   of   $21.0   million   resulting
                        principally from a net loss of $7.1 million for the nine months ended December 31, 1998, reclassification of $8.5 million of debt due in August 1999 ($7.5 million) and December 1999 ($1.0 million) to a current liability as of December 31, 1998 and short-term indebtedness of $6.3 million incurred during the fourth calendar quarter of 1998 primarily related to two acquisitions (see Note 6 for further discussion). Of this latter amount, up to $5.4 million (plus accrued interest) may be paid, at the Company's sole discretion, by the issuance of common stock. The first $1.0 million was repaid by the issuance of common stock in March 1999.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

MANAGEMENT'S            In January and February  1999,  the Company  raised $8.0
PLAN (CON'T)            million in cash  through  the  issuance  of  convertible
                        preferred  stock and warrants.  The Company will receive
                        an  additional  $2.0  million upon  registration  of the
                        common stock underlying the convertible preferred stock.
                        (See  Note  17  for  additional   information  on  these
                        issuances). Substantially all of the $8.0 million of proceeds was used in the first calendar quarter of 1999 to support current operations and capital expenditure requirements for equipment to support new customer contracts and to pay-down accounts payable, principally to telecommunications vendors and professional service firms. On April 9, 1999, the Company entered into a financing commitment totaling $20.0 million with an affiliate of the Company's largest stockholder in the form of long-term debt. This commitment is subject to approval by the Company's stockholders at its annual meeting scheduled to occur in the second calendar quarter of 1999. The Company's management believes that there is a high probability that stockholder approval will be obtained (see Note 18 for additional information on this financing). However, if stockholder approval is not obtained, the Company will be required to pursue additional sources of capital, to repay the indebtedness due in August 1999 of $8.5 million, including accrued interest of approximately $1.0 million, and to support the business plan of the Company.

                        Under the terms of this commitment, the lender provided the Company with a $7.0 million unsecured loan which is due on the earlier of one year or approval of the $20.0 million facility by the stockholders.

                        The estimated capital requirements for 1999 needed to meet the Company's pre-existing cash obligations of approximately $12.1 million and to finance its growth plan are approximately $50.0 million. Through April 10, 1999, the Company acquired new funding and commitments in excess of $32.0 million: $10 million from the sale of convertible stock (of which the $8.0 million has been received and $2.0 million will be advanced upon registration of the underlying common shares); $20.0 million in committed long-term debt which is subject to stockholder approval (under the commitment the lender has provided a bridge loan of $7.0 million which the Company has drawn down); and $2.0 million or more in vendor financing for network equipment purchases. Assuming that stockholder approval is forthcoming for the long-term debt, these funds should permit the Company to meet a modest baseline growth plan. To achieve the growth, both in the short and long term, that the business plan anticipates, however, will require additional capital of $18.0 million. The Company anticipates that these cash needs in the latter part of the year will come from (1) a capital market financing of debt or equity in the second half of the year of up to $30.0 million and (2) secured equipment-based financing of up to $10.0 million. Should the Company be unable to raise additional funds from these or other sources, then its plans will be sharply curtailed and its business adversely affected.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                        Although the Company's management believes that stockholder approval for the financing by the lender described above is probable, in the event approval is not obtained, there can be no assurance that the Company will raise additional capital or generate funds from operations sufficient to meet its obligations and planned requirements. The lack of sufficient funds from these sources would force the Company to curtail both its existing and planned levels of operations and would therefore have an adverse effect on the Company's business.

CHANGE OF               Effective  with the period ended  December 31, 1998, the
FISCAL YEAR             stockholders  of the Company  approved the change of the
                        fiscal year to a December 31 fiscal year end. Therefore,
                        the  period  ended   December  31,  1998   represents  a
                        nine-month period as compared to a twelve month period for fiscal years ended March 31, 1998 and 1997.

                        Information for the comparable nine month period ended December 31, 1997 is summarized below (unaudited):

                        Revenue                                  $ 25,583,730
                        Gross profit                             $ 10,905,014
                        Taxes on income                          $    140,000
                        Net loss                                 $ (5,335,692)
                        Net loss per common share:

                             Basic                               $      (0.31)
                             Diluted                             $      (0.31)

BASIS OF                The consolidated financial statements have been prepared
PRESENTATION            in  accordance   with  generally   accepted   accounting
AND                     principles  and include the  accounts of the Company and
CONSOLIDATION           its wholly-owned subsidiaries. All material intercompany
                        transactions   and  balances  have  been  eliminated  in
                        consolidation.

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

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

                        Concentrations of credit risk with respect to trade accounts receivable are limited due to the variety of customers and markets which comprise the Company's customer base, as well as the geographic diversification of the customer base. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables. As of December 31, 1998, the Company had approximately 30% and 12% in trade accounts receivable from two customers. In addition, a few of the Company's card services customers, who accounted for approximately 40% of revenues during the fiscal year ended March 31, 1998, have during the nine month period ended December 31, 1998 substantially reduced their use of the Company's services and can be expected to end their use of such services in the near future. As a result, the Company has experienced a decline in card service revenue. At December 31, 1998, there were no other significant concentrations of credit risk.

                        Some of the Company's customers are permitted to choose the currency in which they pay for calling services from among several different currencies determined by the Company. Thus, the Company's earnings may be materially affected by movements in the exchange rate between the U.S. dollar and such other currencies. The Company does not engage in the practice of entering into foreign currency contracts in order to hedge the effects of foreign currency fluctuations.

                        The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount and fair value of the Company's notes payable and long-term debt is not significant.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

RESTRICTED              Restricted cash consists of $0.1 million on deposit with
CASH                    a  financial  institution  to  secure a letter of credit
                        issued to a transmission vendor related to a new agreement whereby the Company will perform platform and transmission services.

PROPERTY,               Property and equipment are recorded at cost.  Additions,
EQUIPMENT,              installation  costs and major  improvements  of property
DEPRECIATION            and  equipment   are   capitalized.   Expenditures   for
AND                     maintenance  and repairs are expensed as  incurred.  The
AMORTIZATION            cost of property and equipment retired or sold, together
                        with   the   related    accumulated    depreciation   or
                        amortization, are removed from the appropriate accounts and the resulting gain or loss is included in the statement of operations.

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

SOFTWARE                SFAS No.  86,  "Accounting  for the  Costs  of  Computer
DEVELOPMENT             Software to be Sold,  Leased,  or  Otherwise  Marketed",
COSTS                   requires   the   capitalization   of  certain   software
                        development  costs incurred  subsequent to the date when
                        technological  feasibility is  established  and prior to
                        the date when the  product is  generally  available  for
                        licensing. The Company defines technological feasibility
                        as  being  attained  at the  time a  working  model of a
                        software  product  is  completed.  Capitalized  software
                        development   costs   will  be   amortized   using   the
                        straight-line method over the estimated economic life of approximately three years.

RESEARCH AND            Research and development costs are expensed as incurred.
DEVELOPMENT

GOODWILL  AND           Intangible  assets consist primarily of goodwill arising
INTANGIBLE ASSETS       from  acquisitions and licenses and trademarks which are
                        recorded  at cost.  Goodwill  of $10.9  million and $1.1
                        million was recorded in connection  with the acquisition
                        of IDX and UCI on  December  2,  1998 and  December  31,
                        1998,  respectively.   See  Note  6  for  discussion  of
                        acquisitions.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                        Amortization of goodwill is provided over seven years on a straight-line basis. Amortization is provided on the straight-line method over ten years for licenses and trademarks. Amortization expense for the nine months ended December 31, 1998 and the fiscal years ended March 31, 1998 and 1997 was $0.2 million, $0.05 million and $0.19 million, respectively. At December 31, 1998 and March 31, 1998, accumulated amortization of goodwill and other intangible assets was $0.93 million and $0.73 million, respectively. The carrying value of intangible assets is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value. The carrying value of goodwill will be periodically reviewed based on the future estimated undiscounted cash flows to determine if any impairment should be recognized.

DEFERRED                Deferred financing and acquisition costs represent third
FINANCING AND           party costs and  expenses  incurred  which are  directly
ACQUISITION             traceable to pending acquisitions and financing efforts.
COSTS                   The costs and expenses  will be matched  with  completed
                        financings and acquisitions and accounted for according to the underlying transaction. The costs and expenses associated with unsuccessful efforts will be expensed in the period in which the acquisition or financing has been deemed to be unsuccessful. The Company evaluates all pending acquisition and financing costs quarterly to determine if any deferred costs should be expensed in the period.

REVENUE                 Revenue  from  the  provision  of  calling  card  and IP
RECOGNITION             transmission  services  is  recognized  as  utilized  by
                        customers.   Billings  to   customers   are  based  upon
                        established tariffs filed with the United States Federal
                        Communications  Commission,  or for usage outside of the
                        tariff   requirements,   at  rates  established  by  the
                        Company.

TAXES ON INCOME         The  Company  accounts  for income  taxes under SFAS No.
                        109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET EARNINGS            The Company  applies SFAS No. 128,  "Earnings Per Share"
(LOSS) PER SHARE        for the  calculation  of "Basic" and "Diluted"  earnings
                        (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income
                        (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

                        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. See Note 11 for required disclosures.

                        Under SFAS No. 123, compensation cost is recognized for stock options granted to non-employees at the grant date by using the Black-Scholes option-pricing model.

CASH                    The  Company   considers  cash  and  all  highly  liquid
EQUIVALENTS             investments purchased with an original maturity of three
                        months or less to be cash equivalents.

COMPREHENSIVE           During the period ended  December 31, 1998,  the Company
INCOME (LOSS)           adopted SFAS No. 130, "Reporting  Comprehensive Income".
                        The implementation of SFAS No. 130 required  comparative
                        information   for   earlier   years   to  be   restated.
                        Comprehensive  income  (loss) is comprised of net income
                        (loss) and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The
                        Company  has  elected  to  report  comprehensive  income
                        (loss) in a consolidated statement of comprehensive income (loss).

RECENT                  The FASB has recently  issued SFAS No. 133,  "Accounting
ACCOUNTING              for Derivative Instruments and Hedging Activities". SFAS
PRONOUNCEMENTS          No. 133 requires  companies to record derivatives on the
                        balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is currently not applicable to the Company.

RECLASSIFICATIONS       Certain   consolidated   financial   amounts  have  been
                        reclassified for consistent presentation.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   PROPERTY AND       Property  and  equipment  at December  31, and March 31,
     EQUIPMENT          1998 consisted of the following:


                                                                                  DECEMBER 31, 1998          MARCH 31, 1998
                          -------------------------------------------------------------------------------------------------
                          Land                                                        $  122,300               $  192,300
                          Buildings and improvements                                     983,053                  941,458
                          Calling card platform equipment                             13,480,369               12,424,718
                          IP transmission equipment                                      887,540                        -
                          Operations center equipment and furniture                    8,085,517                7,142,360
                          Call diverters                                               1,400,855                1,400,855
                          Equipment under capital leases (Note 4)                      1,278,743                  949,322
                          Internet communications equipment                              562,700                  563,175
                          -------------------------------------------------------------------------------------------------

                                                                                      26,801,077               23,614,188

                          Less accumulated depreciation and amortization              13,648,667               11,702,878
                          -------------------------------------------------------------------------------------------------
                                                                                     $13,152,410              $11,911,310
                          -------------------------------------------------------------------------------------------------

                        Property and equipment at December 31, 1998 and March 31, 1998, includes certain telephone, IP transmission equipment and office equipment under capital lease agreements with an original cost of approximately $1.3 million and $1.0 million, respectively and accumulated depreciation of $0.4 million and $0.3 million, respectively. Depreciation expense for the nine month period ended December 31, 1998 and the years ended March 31, 1998 and 1997 was $2.1 million, $2.7 million and $1.6 million, respectively.

2.   ACCRUED            Accrued expenses at December 31, 1998 and March 31, 1998
     EXPENSES           consisted of the following:

                                                                                   DECEMBER 31, 1998          MARCH 31, 1998
                        ------------------------------------------------------------------------------------------------------
                        Telephone carriers                                            $3,091,457               $2,591,511
                        Corporate realignment expenses                                   350,830                  754,849
                        Legal and professional fees                                      387,130                  320,341
                        Salaries and benefits                                            513,230                  267,681
                        Interest expense                                                 646,360                   64,714
                        Costs associated with acquisitions                               696,955                        -
                        Other                                                            517,215                  223,710
                        ------------------------------------------------------------------------------------------------------
                                                                                      $6,203,177               $4,222,806
                        ------------------------------------------------------------------------------------------------------

                        The Company incurred various realignment expenses during the year ended March 31, 1998 resulting from the review of operations and activities undertaken by new corporate management. These costs, which totaled $3.1 million, included primarily employee severance, legal and consulting fees and the write down of certain investments  made  in  the  Company's  Internet  service
                        development program. The Company does not anticipate further realignment expenses in the future. Costs associated with acquisitions primarily consists of $0.4 million for billing system development costs for a pending acquisition and $0.2 million for legal fees related to the issuance of certain preferred stock subsequent to December 31, 1998.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   NOTES              At December 31 and March 31, 1998, current notes payable
     PAYABLE,           consisted of the following:
     PRINCIPALLY
     RELATED TO
     ACQUISITIONS

                                                                                                  DECEMBER 31,       MARCH 31,
                                                                                                      1998             1998
                        --------------------------------------------------------------------------------------------------------
                          12 %  unsecured  term note  payable to an  investor,  net of unamortized  discount of  $26,351,  interest  and  principal
                          repaid in March 1999 (1)                                                  $ 223,649         $   -

                          Convertible  subordinated promissory note for acquisition of
                          IDX,  interest  and  principal  repaid in March 1999 through
                          issuance of common stock. (2) (See Note 6)                                1,000,000             -

                          Convertible  subordinated promissory note for acquisition of
                          IDX,  interest and principal payable May 1999. (2) (See Note
                          6)                                                                          418,024             -

                          Convertible  subordinated promissory note for acquisition of
                          IDX,  interest and  principal  payable  June 1999.  (2) (See
                          Note 6)                                                                   1,500,000             -

                          Convertible  subordinated promissory note for acquisition of
                          IDX,  interest and principal  payable October 1999. (2) (See
                          Note 6)                                                                   2,500,000             -

                          8%  promissory  note for  acquisition  of UCI,  interest and principal payable June 1999, net of unamortized  discount of
                          $42,967 (3) (See Note 6)                                                    457,033             -

                          Short-term loan from two officers (See Note 10)                             100,000             -

                          Short-term note payable to an investor in April 1999.                       100,000             -

                        --------------------------------------------------------------------------------------------------------
                          Total notes payable                                                      $6,298,706         $   -
                        --------------------------------------------------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   NOTES              (1)  In  September  1998,  a  subsidiary  of the Company
     PAYABLE,                entered  into  a  bridge  loan  agreement  with  an
     PRINCIPALLY             investor for  $250,000.  The proceeds were advanced
     RELATED TO              to  a   company   that  is   developing   messaging
     ACQUISITIONS            technology.  The  Company  is  in  the  process  of
     (CON'T)                 negotiating a joint venture  arrangement whereby it
                             would  own 50% of this  software  technology.  (See
                             Note 17). In connection with this transaction,  the
                             lender was  granted  warrants  to  purchase  25,000
                             shares of the Company's  common stock at a price of
                             $2.00 per share. The value assigned to the warrants
                             of $26,351  was  recorded as a discount to the note
                             and  will  be  amortized   through  March  1999  as
                             additional interest expense. The warrants expire on September 1, 2003 and as of December 31, 1998, these warrants have not been exercised. The Company is currently negotiating with the lender to extend this loan. However, there can be no assurance that such extension will be received.

                        (2) In December 1998, the Company acquired IDX. In connection with this transaction, convertible subordinated promissory notes were issued in the amount of $5.0 million. An additional note of $0.4 million for accrued but unpaid dividends owed by IDX was also issued by the Company and is due May 31, 1999. The notes bear interest at LIBOR plus 2.5% (7.75% at December 31, 1998). Each of the notes, plus accrued interest, may be paid in cash or shares of the Company's common stock, at the sole discretion of the Company. If the Company elects to pay the notes with common stock, the price of the common stock on the due date of the notes determines the number of shares to be issued. In March 1999, the Company elected to pay the first note (including interest) in shares of common stock and issued approximately 474,000 shares of common stock to discharge this indebtedness. (See Note 6 for a description of a possible reduction in the principal amount of the convertible subordinated promissory notes payable).

                        (3) On December 31, 1998, the Company acquired UCI. In connection with this transaction, the Company issued a promissory note for $0.5 million bearing interest at 8% due June 27, 1999. In connection with the note, UCI was granted warrants to purchase 50,000 shares of the Company's common stock at a price of $1.63 per share. The warrants expire on December 31, 2003. The value assigned to the warrants of $42,967 was recorded as a discount to the note and will be amortized through June 1999 as additional interest expense. At December 31, 1998, these warrants have not been exercised. (See Note 6 for further discussion).

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   LONG-TERM          At  December  31  and  March  31,  1998  long-term  debt
     DEBT               consisted of the following:

                                                                                                 DECEMBER 31,         MARCH 31,
                                                                                                     1998                1998
                       -----------------------------------------------------------------------------------------------------------
                        8.875%  unsecured  term note payable to a  telecommunications company,  interest and principal  payable August 1999, net of
                        unamortized discount of $205,932 and $437,608 (1)                        $7,294,068          $7,062,392

                        8.87% unsecured term note payable to a stockholder,  interest and  principal  payable  December  1999,  net of  unamortized
                        discount of $45,844 (2)                                                     954,156                  -

                        8%  promissory  note for  acquisition  of UCI,  interest  and
                        principal payable June 2000  (See Note 6)                                   500,000                  -

                        8%  mortgage  note,   payable  monthly,   including  interest
                        through  March  2010,  with an April  2010  balloon  payment;
                        secured by deed of trust on the related land and building                   305,135             310,000

                        Capitalized lease obligations                                               724,199             607,209

                       -----------------------------------------------------------------------------------------------------------
                        Total                                                                     9,777,558           7,979,601

                        Less current maturities, net of unamortized discount of
                        $251,776 and $437,608                                                     8,540,214             244,020
                       -----------------------------------------------------------------------------------------------------------

                        Total long-term debt                                                     $1,237,344         $ 7,735,581
                       -----------------------------------------------------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   LONG-TERM          (1)  In February 1998, the Company borrowed $7.5 million
     DEBT                    from a  telecommunications  company.  In connection
     (CON'T)                 with  this  transaction,  the  lender  was  granted
                             warrants   to  purchase   500,000   shares  of  the
                             Company's  common  stock at a price  of  $3.03  per
                             share.  The  warrants  expire on February 23, 2001.
                             The value assigned to such warrants when granted in
                             connection   with  the  above  note  agreement  was
                             approximately $0.5 million and was recorded as a discount to long-term debt. The discount is being amortized over the term of the note as interest expense. At December 31, 1998, these warrants have not been exercised.

                        (2) In June 1998, the Company borrowed $1.0 million from an existing stockholder. In connection with this transaction, the lender was granted warrants to purchase 67,000 shares of the Company's common stock at a price of $3.03 per share. The warrants expire in June 2001. The stockholder also received as consideration for the loan the repricing and extension of a warrant for 55,000 shares which is now exercisable on or before February 2001 at a price of $3.75 per share. The value assigned to such warrants, including the revision of terms, was approximately $68,846 and was recorded as a discount to the note payable. The discount is being amortized over the term of the note as interest expense. At December 31, 1998, these warrants have not been exercised. Subsequent to year end, the exercise price of 122,000 warrants was lowered to $1.5125 per share and the expiration dates were extended through January 31, 2002. The value assigned to the revision in terms will be recorded as additional interest expense in 1999.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   LONG-TERM          Future  maturities of long-term  debt and future minimum
     DEBT (CON'T)       lease  payments  under  capital  lease   obligations  at
                        December 31, 1998 are as follows:

                                                                             LONG-TERM          CAPITAL
                     YEARS ENDING DECEMBER 31,                                 DEBT              LEASES             TOTAL
                    --------------------------------------------------------------------------------------------------------
                     1999                                                   $8,506,956         $ 362,545        $ 8,869,501
                     2000                                                      507,534           321,115            828,649
                     2001                                                        8,159           189,939            198,098
                     2002                                                        8,836                 -              8,836
                     2003                                                        9,569                 -              9,569
                     Thereafter                                                264,081                 -            264,081
                    --------------------------------------------------------------------------------------------------------

                     Total payments                                          9,305,135           873,599         10,178,734
                     Less amounts
                        representing interest                                        -           149,400            149,400
                    --------------------------------------------------------------------------------------------------------

                     Principal payments                                      9,305,135           724,199         10,029,334
                     Less current maturities                                 8,506,956           285,034          8,791,990
                    --------------------------------------------------------------------------------------------------------

                     Total Long-Term Debt                                    $ 798,179         $ 439,165        $ 1,237,344
                    --------------------------------------------------------------------------------------------------------


                        Subsequent to December 31, 1998, the Company entered into additional capital lease obligations requiring future minimum lease payments of approximately $0.6 million through 2001.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   EARNINGS (LOSS)    Earnings per share are  calculated  in  accordance  with
     PER SHARE          SFAS No. 128, "Earnings Per Share".  Under SFAS No. 128,
                        basic earnings  (loss) per share is calculated as income
                        (loss) available to common  stockholders  divided by the
                        weighted  average  number of common shares  outstanding.
                        Diluted  earnings per share is  calculated as net income
                        (loss) divided by the diluted weighted average number of
                        common shares.  The diluted  weighted  average number of
                        common  shares is  calculated  using the treasury  stock
                        method for common stock issuable pursuant to outstanding
                        stock  options and common stock  warrants.  Common stock
                        options  and  warrants  of 44,234 and  203,782  were not
                        included  in  diluted  earning  (loss) per share for the
                        nine months ended  December 31, 1998 and the fiscal year
                        ended March 31,  1998,  respectively,  as the effect was
                        antidilutive  due to the  Company  recording  a loss for
                        these periods. In addition,  convertible preferred stock
                        and   convertible    subordinated    promissory    notes
                        convertible into 5,323,926 shares of common stock were not included in diluted earnings (loss) per share for the nine month period ended December 31, 1998 due to the loss for the period.

                        Options and warrants to purchase 2,017,317 shares of common stock at exercise prices ranging from $2.56 to $6.61 per share and convertible preferred stock convertible into 1,875,000 shares of common stock were outstanding at December 31, 1998 but were not included in the computation of diluted earnings (loss) per share because the exercise prices or conversion price were greater than the average market price of the common stock. Options and warrants to purchase 2,049,315 shares of common stock at exercise prices from $3.00 to $6.94 per share were outstanding at March 31, 1998 but were not included in the computation of diluted earnings
                        (loss) per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 821,087 shares of common stock at exercise prices from $5.75 to $14.88 per share were outstanding at March 31, 1997 but were not included in the computation of diluted earnings
                        (loss) per share because the exercise prices were greater than the average market price of the common shares.

                        Contingently issuable warrants to purchase up to 2,500,000 shares of common stock (subject to stockholder approval) related to a recent acquisition have not been included in the computation of diluted earnings (loss) per share as the contingency had not been met as of December 31, 1998. See Note 6.

                        Various issuances of convertible preferred stock, relating to financings and acquisitions, have been completed both prior to and subsequent to December 31, 1998 that could have a significant effect on the weighted average number of common shares in future periods. See Notes 11 and 17 for further disclosure.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.  EARNINGS (LOSS) PER SHARE (CON'T)                                 NINE
                                                                  MONTHS ENDED                          YEARS ENDED
                                                                  DECEMBER 31,              MARCH 31,             MARCH 31,
                                                                      1998                    1998                  1997
                                                            -----------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE:

      NUMERATOR
         Net earnings (loss)                                    $ (7,090,192)         $ (13,289,910)          $  773,952

      DENOMINATOR
         Weighted average shares outstanding                       17,736,654            17,082,495           15,861,240
                                                            -----------------------------------------------------------------

      PER SHARE AMOUNTS
         Basic earnings (loss)                                    $    (0.40)            $    (0.78)           $    0.05
                                                            -----------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE:

      NUMERATOR
         Net earnings (loss)                                    $ (7,090,192)         $ (13,289,910)          $  773,952

      DENOMINATOR
         Weighted average shares outstanding                       17,736,654            17,082,495           15,861,240
         Effect of dilutive securities
                Options and warrants                                 -                      -                    297,390
                                                            -----------------------------------------------------------------

         Weighted average common shares and
                assumed conversions outstanding                    17,736,654            17,082,495           16,158,630
                                                            -----------------------------------------------------------------

      PER SHARE AMOUNTS
         Diluted earnings (loss)                                   $   (0.40)            $    (0.78)           $    0.05
                                                            -----------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   BUSINESS           All  acquisitions,  have  been  accounted  for under the
     ACQUISITIONS       purchase method of accounting. The results of operations
                        of  the   acquired   businesses   are  included  in  the
                        consolidated financial statements from the date of acquisition.

                        IDX - On December 2, 1998, the Company acquired all of the common and preferred stock of IDX, a privately-held IP based fax and telephony company, for (a) 500,000 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred") valued at $3.5 million which are convertible into 2,500,000 shares (2,000,000 shares until stockholder approval is obtained and subject to adjustment as described below) of common stock; (b) warrants ("IDX Warrants") to purchase up to an additional 2,500,000 shares of common stock (subject to stockholder approval as well as adjustment as described below); (c) $5.0 million in 7.75% convertible subordinated promissory notes ("IDX Notes") (subject to adjustment as described below); (d) $1.5 million in bridge loan advances to IDX made by the Company prior to the acquisition which were converted into part of the purchase price plus associated accrued interest of $0.04 million; (e) $0.4 million for IDX dividends accrued and unpaid on IDX's Preferred Stock under a convertible subordinated promissory note and (f) direct costs associated with the acquisition of $0.4 million. The Company also advanced approximately $0.4 million to IDX prior to acquisition under an agreement to provide IDX up to $2.3 million for working capital purposes over the next twelve months. These pre-acquisition advances were not considered part of the purchase price.

                        The Company plans to include these requests for the approval of the warrants and additional stock as matters to be voted upon by the stockholders at the next annual meeting. This acquisition has been accounted for under the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The preliminary allocation has resulted in acquired goodwill of $10.9 million that is being amortized on a straight-line basis over seven years. The purchase price allocation has not been finalized pending resolution of several purchase price elements, which are contingent upon the following:

                             (a) The amounts of Series B Preferred Stock and IDX Warrants to be issued are subject to stockholder approval subsequent to the date of acquisition.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   BUSINESS           (b)  IDX's ability to achieve certain revenue and EBITDA
     ACQUISITIONS            (EBITDA represents operating income before interest
     (CON'T)                 expense,    income    taxes,    depreciation    and
                             amortization) objectives twelve months after the acquisition date may limit the amount of warrants to be granted as well as eliminate the Company's price guarantee as discussed in (d) below.

                        (c) The shares of Series B Preferred stock are convertible at the holders' option at any time at the then current conversion rate. The shares of Series B Preferred stock will automatically convert into shares of common stock on the earlier to occur of (a) the first date that the 15 day average closing sales price of common stock is equal to or greater than $8.00 or (b) 30 days after the later to occur of (i) December 2, 1999 or (ii) the receipt of any necessary stockholder approval relating to the issuance of the common stock upon such conversion. The Company has guaranteed a price of $8.00 per share on December 2, 1999, subject to IDX's achievement of certain revenue and EBITDA objectives. If the market price of the common stock is less than $8.00 on December 2, 1999, and IDX has met its performance objectives, the Company will issue additional shares of common stock upon conversion of the Series B Preferred stock (subject to the receipt of any necessary stockholder approval) based on the ratio of $8.00 to the market price (as defined, but not less than $3.3333 per share), but not more than 3.5 million additional shares of common stock will be issued.

                        (d) The Company has guaranteed a price of $8.00 per common stock share relative to the warrants issuable as of December 2, 1999, subject to IDX's achievement of certain revenue and EBITDA objectives. If these objectives are achieved and the market price of the common stock is less than $8.00 on December 2, 1999, the Company will issue additional shares of common stock upon exercise of the IDX Warrants based on the ratio of $8.00 to the market price (as defined, but not less than $3.3333 per share), up to a maximum of 3.5 million additional shares of common stock. However, if the average closing sales price of the common stock for any 15 consecutive days equals or is greater than $8.00 per share prior to December 2, 1999 there is no price guarantee upon exercise of the warrants. The IDX warrants cannot be issued until stockholder approval is obtained.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   BUSINESS           (e)  IDX must meet certain working capital levels at the
     ACQUISITIONS            date of  acquisition.  To the extent that IDX has a
     (CON'T)                 working capital  deficiency,  as defined, as of the
                             date of acquisition, the Company may reduce the number of shares of the Series B Preferred Stock currently held by the stockholders and may in some circumstances reduce the amount outstanding on the principal balance of the third IDX note referred to below.

                        (f) The Company is obligated to pay accrued but unpaid dividends ("Accrued Dividends") on IDX's previously outstanding preferred stock under an interest bearing convertible subordinated promissory note in the principal amount of approximately $0.4 million due May 31, 1999. The Company, however, is entitled to reduce the $2.5 million principal balance of the third IDX Note as discussed below and in Note 3 by the amount of the Accrued Dividends and certain defined amounts unless offset by proceeds from the sale of an IDX subsidiary and a note issued to IDX by an option holder. The Company may also elect to pay this obligation in cash or in shares of common stock.

                        (g) The IDX Notes consist of four separate notes and are payable in cash or common stock at the Company's sole discretion. The notes have varying maturity dates through October 31, 1999. See Note 3 for the terms and conditions of the IDX Notes. Payment of the IDX Notes is subject to adjustment upon the resolution of certain contingencies as discussed above.

                        Based on the contingent purchase price elements as listed above, goodwill associated with the acquisition may materially increase when these contingencies are resolved.

                        The holders of the Series B Preferred Stock are not entitled to dividends unless declared by the Board of Directors. The shares of Series B Preferred Stock are not redeemable. Further, the Company has agreed to register for resale the shares of common stock underlying the conversion rights of the holders of the Series B Preferred Stock, the IDX warrants and the IDX Notes.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   BUSINESS           At  the  acquisition   date,  the  stockholders  of  IDX
     ACQUISITIONS       received  Series  B  Preferred  Stock  and  warrants  as
     (CON'T)            discussed above,  which are ultimately  convertible into
                        common stock subject to IDX meeting its performance objectives. These stockholders in turn granted preferred stock and warrants, each of which is convertible into a maximum of 240,000 shares of the Company's common stock, to IDX employees. The underlying common stock granted by the IDX stockholders to certain employees has been initially valued as $420,000 of compensation . The actual number of common shares issued upon conversion of the preferred stock and warrants will ultimately be determined by stockholder approval, the achievement, by IDX, of certain performance goals and the market price of the Company's stock over the contingency period of up to twelve months from the date of acquisition. The stock grants are performance based and will be adjusted each reporting period (but not below zero) for the changes in stock price until the shares and/or warrants (if and when) issued are converted to common stock.

                        The following unaudited pro forma consolidated results of operations are presented as if the IDX acquisition had been made at the beginning of the periods presented. For March 31, 1998 pro forma results, IDX amounts include its December 31, 1997 year end as compared to the Company's March 31, 1998 year end. The one month period of IDX for December 1998, is included in the Company's results of operations for the nine months ended December 31, 1998. As a result, for comparative purposes, the Company has included an eight month period of IDX from April 1, 1998 through November 30, 1998 in its nine months ended December 31, 1998 pro forma results below.

                                                                                                    PERIODS ENDED
                                                                                    DECEMBER 31, 1998            MARCH 31, 1998
                                                                                    -------------------------------------------
                          NET REVENUES                                              $ 24,251,500                  $ 33,690,777

                          NET LOSS                                                  $(10,053,116)                 $(16,548,510)

                          BASIC AND DILUTED LOSS PER SHARE                          $      (0.47)                 $      (0.85)

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   BUSINESS           UCI - On December 31, 1998, the Company  acquired all of
     ACQUISITIONS       the  common  stock  issued  and  outstanding  of UCI,  a
     (CON'T)            privately-held corporation established under the laws of
                        the Republic of Cyprus, for 125,000 shares of common stock (50% delivered at the acquisition date and 50% to be delivered February 1, 2000, subject to adjustment), and $2.1 million payable as follows: (a) $75,000 payable in cash in January 1999; (b) $0.5 million in the form of a note, with 8% interest payable monthly due June 30, 1999; (c) $0.5 million in the form of a note, with 8% interest payable monthly due no later than June 30, 2000; (d) $1.0 million in the form of a non-interest bearing note ("Anniversary Payment") to be paid on February 1, 2000 or December 31, 2000, depending on the percentage of projected revenue achieved, subject to adjustment; and (e) warrants to purchase 50,000 shares of common stock with an exercise price of $1.63 per share. See Note 3 for the terms and conditions of the two $0.5 million UCI Notes. The 62,500 shares of common stock issued at the acquisition date were valued at $101,563. The Company has agreed to register for resale the shares of common stock and UCI warrants.

                        This acquisition has been accounted for under the purchase method of accounting. The financial statements of the Company reflect the preliminary purchase price allocation. The purchase price allocation has not been finalized pending resolution of several purchase price elements, which are contingent upon the following:

                             (a) If the closing sales price on NASDAQ of the Company's common stock on February 1, 2000 is less than $8.00, additional shares will be issued determined by subtracting (i) $1.0 million divided by the closing sales price on February 1, 2000 from (ii) 125,000. These shares as well as the 62,500 shares to be delivered are subject to adjustment as discussed below.

                             (b) If UCI does not achieve 100% of its $3.0 million projected revenue target as of February 1, 2000, for each 10% by which the projected revenue is less than 100% of the projected revenue target, there will be a 10% reduction in the Anniversary Payment and the number of shares issuable pursuant to (a).

                             (c) If UCI achieves more than 100% of its $3.0 million projected revenue target as of
                                  December  31,  1999,   there  will  be  a  10%
                                  increase in the Anniversary Payment, not to exceed $0.3 million due and payable as of December 31, 2000.

                             (d) If the Company completes a private financing and receives between $10 million to $19.9 million or $20 million, it will be required to repay 50% or 100%, respectively, of the outstanding principal and interest of the first note as discussed above.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   BUSINESS                (e)  If after the date of  acquisition,  a contract
     ACQUISITIONS                 with a major  customer of UCI is cancelled and
     (CON'T)                      it is not  reinstated  or replaced by June 30,
                                  1999,  the  principal  amount of the first and
                                  second  note  as   discussed   above  will  be
                                  adjusted. F-30

                        Based on the contingent purchase price elements as listed above, goodwill associated with the acquisition may increase when these contingencies are resolved. UCI had minimal operations prior to the acquisition and the aggregate value of the non-contingent consideration of $1.2 million has been recorded as goodwill and will be amortized, on a straight-line basis, over seven years. The effects of the acquisition of UCI are not material to net revenues, net earnings or earnings per share for pro forma information purposes and, accordingly, has not been included in the pro forma presentation presented for IDX above.

 7.  SETTLEMENT         In November 1998, the Company  reached an agreement with
     WITH PRINCIPAL     its former chairman,  Mr. Ronald Jensen, who is also the
     STOCKHOLDER        Company's largest  stockholder.  The agreement concerned
                        settlement of his unreimbursed costs and other potential claims.

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

                        In order to resolve all current and potential issues, Mr. Jensen and the Company agreed to exchange his current holding of 1,425,000 shares of common stock for 75 shares of 8% Series C Cumulative Convertible Preferred Stock ("Series C Preferred"), which management estimated to have a fair market value of approximately $3.4 million and a face value of $7.5 million. The terms of the Series C Preferred stock permit Mr. Jensen to convert the face value of the preferred stock to common stock at 90% of market price, subject to a minimum conversion price of $4.00 per share and a maximum of $6.00 per share. The difference between the estimated fair value of the preferred stock issued and the market value of the common stock surrendered resulted in a one-time non-cash charge to the Company's statement of operations of approximately $1.0 million for the quarter ended September 30, 1998, with a corresponding credit to stockholders' equity. See Note 11 for further discussion of the terms of the Series C Preferred.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   SETTLEMENT         In  February  1999,  contemporaneous  with  a  financing
     WITH PRINCIPAL     transaction  between  the Company  and Mr.  Jensen,  the
     STOCKHOLDER        conversion  terms of the Series C Preferred were amended
     (CON'T)            and Mr. Jensen agreed to exchange his Series C Preferred
                        for 3,000,000 shares of common stock. See Note 17 for further discussion.

8. PROXY RELATED The Company, its former auditors, certain of its present LITIGATION AND and former directors and others were defendants in a
     SETTLEMENT         consolidated  securities class action which alleged that
     COSTS              certain  public filings and reports made by the Company,
                        including its Forms 10-K for the 1991, 1992, 1993 and 1994 fiscal years (i) did not present fairly the financial condition of the Company and its earnings; and
                        (ii) failed to disclose the role of a consultant to the Company.

                        The Company and its former auditors vigorously opposed the action, however, the Company decided it was in the stockholders' best interest to curtail costly legal proceedings and settle the case.

                        Under the Stipulation of Settlement dated April 2, 1998, the Company issued 350,000 shares of its common stock into a Settlement Fund that will be distributed among the Class. Settlement becomes effective only upon entry of a final judgment by the Court and upon entry of final judgments in two related Delaware Actions (which as of March 31, 1999 have not yet been received), and upon the expiration of the time to appeal or upon exhaustion of appellate review in this action, were any appeal to be taken.

                        As a result of the above action and related matters, the Company recorded $0.1 million, $3.9 million and $0.5 million in costs and expenses during the nine months ended December 31, 1998 and the years ended March 31, 1998 and 1997. Included in the March 31, 1998 amount, is a charge of $3.5 million which represented the value assigned to the 350,000 shares of common stock referred to above, which were valued at $10.00 per share pursuant to the terms of the settlement agreement. Such value relates to the Company's obligation to issue additional stock if the market price of the Company's stock is less than $10.00 per share during the defined periods. The Company has no obligation to issue additional stock if its share price is above $10.00 per share for fifteen consecutive days during the two year period after all shares have been distributed to the Class. As of December 31, 1998, all of the shares have not been distributed to the Class and therefore the start of the two year window has not commenced.

                        Additionally, the Company settled with another stockholder related to the same securities class action in May 1998 and issued that stockholder 28,700 shares of common stock at the market price at the date of settlement for a total value of $0.08 million.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   OTHER              The  Company is a  defendant  in an action  brought by a
     LITIGATION         Colorado reseller of transmission  services. The lawsuit
                        arises out of a  transaction  wherein the  plaintiff and
                        the  Company  contemplated  forming a limited  liability
                        company for purposes of developing  sales  opportunities
                        generated  by  the   plaintiff.   The  Company  and  the
                        plaintiff   were  unable  to  arrive  at  a   definitive
                        agreement on their  arrangement  and the plaintiff sued,
                        claiming   breach  of  a   noncircumvention   agreement,
                        notwithstanding the fact that the plaintiff agreed to and was a part of the transaction. The Company believes this claim is without merit and plans to defend this action vigorously.

                        A former officer of the Company who was terminated in the fall of 1997 filed suit against the Company in July 1998. The executive entered into a termination agreement. The Company made the determination that there were items which the executive failed to disclose to the Company and therefore the Company ceased making payments to the executive pending further investigation. The executive sued, claiming employment benefits including expenses, vacation pay and rights to options. The Company is defending this action vigorously and believes that it ultimately will prevail.

                        The Company and its subsidiaries are also parties to various other legal actions and various claims arising in the ordinary course of business. Management of the Company believes that the disposition of such other actions and claims will not have a material effect on the financial position, operating results or cash flows of the Company.

10.  RELATED  PARTY     On December 31,  1998,  two officers of the Company each
     TRANSACTIONS       loaned  $0.05  million  to the  Company  for short  term
                        needs. The loans were repaid, including a 1% fee, in February 1999.

                        In June 1998, an existing stockholder loaned the Company $1.0 million. See Note 4 for a description of this transaction. Subsequent to December 31, 1998, this same stockholder loaned $0.2 million to the Company for short term needs. This $0.2 million note was subsequently converted into 125,000 shares of common stock. See Note 17 for further discussion.

                        As described in Notes 17 and 18, an affiliate of the Company's largest stockholder made two financing commitments to the Company subsequent to year end totaling $25.0 million.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  STOCKHOLDERS'      COMMON STOCK
     EQUITY

                        On June 3, 1997, the Board of Directors approved the sale of 1,425,000 shares of the Company's common stock for $7.5 million to Mr. Ronald Jensen. Proceeds of $3.0 million from the sale were used to reduce long-term debt. The remainder of the proceeds was used for working capital. In November 1998, the Company agreed to issue shares of Series C Preferred Stock in exchange for the 1,425,000 shares of common stock as described in Note 7. In February 1999, contemporaneous with a financing transaction between the Company and Mr. Jensen (see Note
                        17), Mr. Jensen agreed to exchange his Series C Preferred for 3,000,000 shares of common stock.

                        As described in Note 8, during the nine months period ended December 31, 1998 and year ended March 31, 1998, the Company agreed to issue 28,700 shares and 350,000 shares of common stock in connection with the settlement of litigation.

                        As described below and in Note 6, in December 1998 the Company made two acquisitions. The equity consideration paid to date for these acquisitions includes the issuance of Series B Preferred Stock convertible into 2,000,000 (subject to stockholder approval the preferred will be convertible into 2,500,000) shares of common stock and the issuance of 62,500 shares of common stock. Equity consideration paid for these acquisitions is subject to adjustment upon resolution of certain contingencies as discussed in Note 6.

                        PREFERRED STOCK

                        Per the Company's restated certificate of incorporation and as approved by the Company's stockholders on May 14, 1996, the Board of Directors was given the authority to issue up to 5,000,000 shares of preferred stock without obtaining further stockholder approval. The preferred stock can be issued in series. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance of each series. As of December 31, 1998, the following series of stock were authorized by the Board of Directors.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  STOCKHOLDERS'      SERIES B CONVERTIBLE PREFERRED STOCK
     EQUITY (CON'T)

                        In connection with the IDX acquisition, the Company issued 500,000 shares of Series B Convertible Preferred Stock ("Series B"), certain warrants and promissory notes in the original principal amount of $5.0 million subject to adjustment in exchange for all the outstanding common and preferred shares of IDX. (See
                        Note 6 for further information regarding the IDX acquisition). The shares of Series B stock are convertible at the holders' option at any time at the then current conversion rate (currently at a 4 to 1 ratio of common stock to preferred). The shares of
                        Series  B will  automatically  convert  into  shares  of
                        common stock on the earlier to occur of (a) the first date that the 15 day average closing sales price of common stock is equal to or greater than $8.00 or (b) 30 days after the later to occur of (i) December 2, 1999 or
                        (ii) the receipt of any necessary stockholder approval relating to the issuance of the common stock upon such conversion. The Company has guaranteed a price of $8.00 per share on December 2, 1999, subject to IDX's achievement of certain revenue and EBITDA objectives. If the market price of the common stock is less than $8.00 per share on December 2, 1999 and IDX has met its performance objectives, the Company will issue additional shares of common stock upon conversion of the Series B stock (subject to stockholder approval) based on the ratio of $8.00 to the market price (as defined, but not less than $3.3333 per share), but not more the
                        3.5 million additional shares of common stock will be issued. The Series B stock has no stated liquidation preferences, is not redeemable and has weighted voting rights equal to 25% of the number of common shares into which it can be converted. The holders of the Series B stock are not entitled to dividends unless declared by the Board of Directors.

                        8% SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

                        The Company authorized 275 shares of 8% Series C Cumulative Convertible Preferred Stock ("Series C"), with a par value of $.001 per share. These shares can be issued in different series. All series have identical rights, preferences, privileges and restrictions. The holders of Series C stock are entitled to receive cumulative annual dividends at 8% of the liquidation price ($0.1 million per share) when declared by the Board of Directors. Dividends accrue from the issuance date of the stock and are fully cumulative. Cumulative dividends shall be payable quarterly beginning September 30, 2000 when declared by the Board of Directors. The terms of the Series C stock permit the holders to convert the Series C stock into the number of common shares equal to the face value of the preferred stock divided by 90% of the market price, but with a minimum conversion price of $4.00 per share and an maximum conversion price of $6.00 per share, subject to adjustment if the Company issues common stock for less than the conversion price. If the holder of the Series C stock converts the Series C stock to common stock, all rights to

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. STOCKHOLDERS' accrued dividends shall be waived. If the Company does EQUITY (CON'T) not achieve certain gross revenue targets by a specific date, the Company will issue warrants to purchase 5,000 shares of common stock for each share of Series C stock at an exercise price of $0.01 per share. The warrants will be issuable and exercisable only if the last reported sales price of the common stock has not exceeded a price per share equal to 125% of the initial conversion price of the Series C stock to common stock.
                        The Series C has no voting rights unless the dividend payments are in arrears for six quarters. Should that occur, the holders of the Series C stock have the right to elect a director to the Board. The Company must obtain an affirmative vote representing at least 66 2/3% of the outstanding shares of Series C stock before the Company can issue any preferred stock which would be senior to or pari passu with the Series C stock. This condition excludes Series A preferred stock.

                        In November 1998, in connection with a settlement with the Company's largest stockholder (see Note 7), 75 shares of Series C stock were issued to Mr. Ronald Jensen in exchange for 1,425,000 shares of common stock to resolve issues relating to the provisions of his share purchase agreement which could have resulted in claims against the Company. Under the Series C stock agreement, if at July 1, 1999 the Company did not achieve certain revenue tests, 5,000 warrants would be issued for each share of Series C stock held by Mr. Jensen. These warrants would have had an exercise price of $0.01 per share and would have been issuable and exercisable contingent upon certain stock prices of the Company's common stock. Mr. Jensen waived all rights to accrued dividends and warrants upon conversion of the Series C stock into 3,000,000 shares of common stock. See Note 17 for further discussion.

                        SERIES A PARTICIPATING PREFERRED STOCK

                        In February 1997, the Company adopted a rights plan and entered into a stockholders rights agreement that provides for the issuance of rights for each share of common stock outstanding on February 28, 1997. Each right represents the right to purchase one one-hundredth of a share of the Company's Series A Participating Preferred Stock ("Series A") at a price of $70 per one-hundredth of a share of Series A, subject to adjustment. All shares issued between the date of adoption of the Rights Agreement and the distribution date (as defined in the Rights Agreement) will have the Rights attached to them. The Rights become exerciseable upon the occurrence of certain defined change of control triggering events. The Rights will have certain anti-takeover effects, as they will cause substantial dilution to a person or group that acquires a substantial interest in the Company without the prior approval of the Company's Board of Directors.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  STOCKHOLDERS'      EMPLOYEE STOCK OPTION AND APPRECIATION RIGHTS PLAN
     EQUITY (CON'T)

                        On December 14, 1995, the Board of Directors adopted the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan"), expiring December 15, 2005, reserving for issuance 1,000,000 shares of the Company's common stock. The Employee Plan was amended and restated in its entirety during the year ended March 31, 1998, including an increase in the number of shares available for grant to 1,750,000 representing an increase of 750,000 shares.

                        The Employee Plan provides for grants to key employees, advisors or consultants to the Company at the discretion of the Compensation Committee of the Board of Directors, of stock options to purchase common stock of the Company. The Employee Plan provides for the grant of both "incentive stock options," as defined in the Internal Revenue Code of 1986, as amended, and nonqualified stock options. Options that are granted under the Employee Plan that are incentive stock options may only be granted to employees (including employee-directors) of the Company.

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

                        During the nine months ended December 31, 1998 and the fiscal years ended March 31, 1998 and 1997, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 996,941, 1,584,629 and 439,600, respectively, shares of common stock to its employees under the Employee Plan at exercise prices from $1.469 to $3.813 per share for the nine months ended December 31, 1998, $2.32 to $3.12 per share for the year ended March 31, 1998 and $5.75 to $9.00 per share for 1997. The employees were also granted SAR's in tandem with the options granted to them in connection with grants prior to December 5, 1997.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. STOCKHOLDERS' As of December 31, 1998, options outstanding under this EQUITY (CON'T) Employee Plan exceeded the shares available for grant by
                        390,109 shares. It is management's intention to request stockholder approval to merge the Director Plan (see below) into the Employee Plan, thereby permitting shares currently reserved for issuance under the Director Plan to be used to remedy this deficiency.

                        DIRECTORS STOCK OPTION AND APPRECIATION RIGHTS PLAN

                        On December 14, 1995, the Board of Directors adopted the Directors Stock Option and Appreciation Rights Plan (the "Director Plan"), expiring December 14, 2005. There are 870,000 shares of the Company's common stock reserved for issuance under the Director Plan. The Director Plan was amended and restated in its entirety during the year ended March 31, 1998 so that it now closely resembles the Employee Plan. In the nine month period ended December 31, 1998, the Director Plan was amended so that grants of options to directors are at the discretion of the Board of Directors or the Compensation Committee. In November 1997 and April 1998, each director (other than members of the Compensation Committee) was granted an option under the Director Plan, each to purchase 10,000 shares of common stock, with each option being effective for five years commencing on April 1, 1998 and 1999, respectively, and with each option vesting only upon the achievement of certain corporate economic and financial goals. By December 31, 1998, all of these options, totaling 120,000 options, were forfeited because not all of the corporate and financial goals were met. Prior to the amendments to the Director Plan, each director received an automatic grant of ten year options and a corresponding SAR to purchase 10,000 shares of common stock on the third Friday in December in each calendar year. During the nine months ended December 31, 1998 and the fiscal years ended March 31, 1998 and 1997, the Compensation Committee of the Board of Directors confirmed the grant of total options (including options with vesting contingencies, to purchase 240,000, 85,000, and 60,000, respectively, shares of common stock to its directors pursuant to the Company's Director Plan at exercise prices of $1.81 to $3.19 per share for the nine month period ended December 31, 1998, $2.63 to $2.69 per share for the year ended March 31, 1998 and $5.75 per share for 1997. These exercise prices were equal to the fair market value of the shares on the date of grants. During the nine months ended December 31, 1998, the Company recorded $184,788 in compensation expense related to these director warrants.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  STOCKHOLDERS'      WARRANTS
     EQUITY (CON'T)
                        In  connection  with the issuance of debt,  the Board of
                        Directors  granted  warrants to purchase an aggregate of
                        92,000,  949,267  and  466,667  shares of common  stock,
                        respectively,  during the nine months ended December 31,
                        1998 and the two fiscal  years  ended March 31, 1998 and
                        1997, at exercise prices ranging from $2.00 to $3.03 per
                        share for the nine months ended December 31, 1998, $0.01
                        to $6.61  per share for year  ended  March 31,  1998 and
                        $7.88 to $14.88 for fiscal 1997.  As a result of the 10%
                        stock split in 1996,  certain  warrants  were  increased
                        from 150,000 to 165,000. During the year ended March 31,
                        1998,   466,667  of  the  warrants  granted  above  were
                        cancelled   as  the  terms  of  the  related  debt  were
                        renegotiated. The fair value of warrants at the grant date was recorded as unamortized discount against the related debt. These discounts are being amortized to interest expense over the term of the loans using the effective interest method. Additional interest expense related to these warrants for the nine month period ended December 31, 1998 and the year ended March 31, 1998 was $254,678 and $478,580, respectively. There was no unamortized interest expense for the year ended March
                        31, 1997.

                        In the nine months ended December 31, 1998 and the years ended March 31, 1998 and 1997, the Board of Directors granted warrants to purchase an aggregate of 2,500, 91,200 and 238,800 shares of common stock, respectively, to non-affiliates at exercise prices of $2.00 per share for the nine month period ended December 31, 1998, $2.75 per share for the years ended March 31, 1998 and $6.88 to $6.98 for 1997. The fair value of these warrants at the date of grant was recorded based on the underlying transactions. The warrants are exercisable for periods ranging from 12 to 60 months. During the nine months ended December 31, 1998, 318,000 of the warrants granted above expired.

                        During the nine months ended December 31, 1998, the Board of Directors granted warrants to purchase an aggregate of 2,550,000 (2,050,000 until stockholder approval) shares of common stock to the stockholders or owners of companies acquired as an element of the purchase price at exercise prices of $0.01 to $1.63.The warrants to purchase 2,500,000 (2,000,000 until stockholder approval) shares of common stock are exercisable contingent upon the acquired company meeting certain revenue and EBITDA objectives twelve months from the date of acquisition. See Note 6 for further information.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. STOCKHOLDERS' SFAS No. 123, "Accounting for Stock-Based Compensation" EQUITY (CON'T) requires the Company to provide pro forma information regarding net income (loss) and net earnings  (loss) per
                        share as if  compensation  costs for the Company's stock
                        option plans and other stock awards had been  determined
                        in accordance with fair value based method prescribed in
                        SFAS No. 123.  The Company  estimates  the fair value of
                        each   stock   award   by   using   the    Black-Scholes
                        option-pricing model with the following weighted-average assumptions used for grants in the nine months ended
                        December 31, 1998 and the fiscal years ended March 31, 1998 and 1997, respectively: no expected dividend yields for all periods; expected volatility of 55%, 55% and 65%; risk-free interest rates of 4.51%, 5.82% and 5.91%;
                        and expected lives of 3.65 years, 2 years and 1.5 years for the Plans and stock awards.

                        Under the accounting provisions for SFAS No. 123, the Company's net earnings (loss) and per earnings (loss) per share would have been decreased by the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                                                 NINE MONTHS ENDED                        YEARS ENDED

                                                                    DECEMBER 31,               MARCH 31,                 MARCH 31,
                                                                       1998                      1998                      1997
                                                                 ------------------------------------------------------------------
NET EARNINGS (LOSS)
     AS REPORTED                                                 $  (7,090,192)             $  (13,289,910)             $   733,952
     PRO FORMA                                                   $  (7,440,099)             $  (13,457,713)             $  (801,214)

EARNINGS (LOSS) PER SHARE
    BASIC:
       AS REPORTED                                               $       (0.40)             $        (0.78)             $      0.05
       PRO FORMA                                                 $       (0.42)             $        (0.79)             $     (0.05)

    DILUTED:
        AS REPORTED                                              $       (0.40)             $        (0.78)             $      0.05
        PRO FORMA                                                $       (0.42)             $        (0.79)             $     (0.05)


                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. STOCKHOLDERS' A summary of the status of the Company's stock option EQUITY (CON'T) plans and outstanding warrants as of December 31, 1998 and March 31, 1998 and 1997 and changes during the nine months and years ending on those dates is presented below:


                                            DECEMBER 31,                 MARCH 31,                      MARCH 31,
                                                1998                        1998                          1997
                                      ------------------------   -------------------------    --------------------------
                                                      WEIGHTED                    WEIGHTED                      WEIGHTED
                                                       AVERAGE                     AVERAGE                       AVERAGE
                                        NUMBER OF     EXERCISE   NUMBER OF        EXERCISE    NUMBER OF         EXERCISE
                                           SHARES        PRICE    SHARES             PRICE     SHARES              PRICE
------------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING, BEGINNING OF  PERIOD      3,412,489        $ 3.96   1,706,832          $ 6.58     1,000,042           $5.55
                   GRANTED             4,256,441        $ 0.78   2,710,096          $ 3.47       849,267           $7.64
                   EXPIRED            (1,037,604)       $ 4.13    (986,091)         $ 6.87      (141,725)          $5.52
                   EXERCISED                 -             -       (18,348)         $ 5.75          (752)          $5.26

OUTSTANDING,  END OF PERIOD             6,631,326       $ 1.92   3,412,489          $ 3.96     1,706,832           $6.58
EXERCISABLE, END OF PERIOD              1,991,216       $ 3.86   1,875,860          $ 5.02     1,302,095           $6.78
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE FAIR
     VALUE OF OPTIONS AND WARRANTS
     GRANTED DURING THE PERIOD            $  1.43                  $  1.41                       $  1.85
------------------------------------------------------------------------------------------------------------------------------------

Included in the above table are certain options and warrants that are contingent based on various future performance measures. (See Notes 5 and 11).

The following table summarizes information about stock options and warrants outstanding at December 31, 1998:



                                                              OUTSTANDING                        EXERCISABLE
                                                         ---------------------------------------------------------------------------
                                                                            WEIGHTED                            WEIGHTED
                                                                           REMAINING                           REMAINING
                               RANGE OF EXERCISE         NUMBER OF       CONTRACTUAL                         CONTRACTUAL
                                    PRICES                  SHARES      LIFE (YEARS)   NUMBER OF SHARES     LIFE (YEARS)
                              ------------------------------------------------------------------------------------------------------
                                  $      0.01            2,890,000              0.91             15,000             0.11
                                  $ 1.47-2.03              776,209              4.19            420,599             4.37
                                  $ 2.25-2.88              656,500              4.96            240,000             4.37
                                  $ 3.00-4.50            1,620,000              3.04            627,000             1.40
                                  $ 5.45-6.61              688,617              3.99            688,617             3.99
                              ------------------------------------------------------------------------------------------------------
           TOTAL                  $ 0.01-6.61            6,631,326              2.54          1,991,216             3.75
                              ------------------------------------------------------------------------------------------------------


                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  TAXES ON           During  the year  ended  March  31,  1998,  the  Company
     INCOME             undertook a study to simplify its organizational and tax
                        structure and identified potential international tax issues. In connection with this study, the Company determined that it had potential tax liabilities and recorded an additional tax provision of $1.5 million to reserve against liabilities which might arise under the existing structure. Upon completion of this study in January 1999, the Company initiated discussions with the Internal Revenue Service related to the U. S. Federal income tax issues identified by the study and filed with the IRS returns for the Company for the years ended
                        March 31, 1991 through 1998  reflecting  these findings.
                        No  additional  tax reserve was  recorded as of December
                        31, 1998 after completion of the study. The eventual outcome of these discussions and of any other issues cannot be predicted with certainty.

                        Taxes on income for the nine months ended December 31, 1998 and the years ended March 31, 1998 and 1997, consisted of the following:



                                                                      DECEMBER 31,           MARCH 31,          MARCH 31,
                                                                          1998                 1998                1997
                        ------------------------------------------------------------------------------------------------------------
Current:

    Federal                                                       $        --                $        --                $    70,000
    Foreign                                                                --                    140,000                    166,000
    State                                                                  --                         --                     12,000
    Other                                                                  --                  1,500,000                         --

                       ------------------------------------------------------------------------------------------------------------

Total Current                                                                                  1,640,000                    248,000
                       ------------------------------------------------------------------------------------------------------------
     Deferred:

     Federal                                                         (416,000)                (1,830,000)                  (584,000)
     State                                                            (37,000)                  (163,000)                   (52,000)
                       ------------------------------------------------------------------------------------------------------------
                                                                     (453,000)                (1,993,000)                  (636,000)
Change in
   valuation allowance                                                453,000                  1,993,000                    636,000
                       ------------------------------------------------------------------------------------------------------------
     Total                                                        $        --                $ 1,640,000                $   248,000
                        ------------------------------------------------------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  TAXES ON           As of December 31, 1998 and March 31, 1998 and 1997, the
     INCOME (CON'T.)    net deferred  tax asset recorded and its approximate tax
                        effect consisted of the following:


                                                                   DECEMBER 31,               MARCH 31,                 MARCH 31,
                                                                       1998                     1998                       1997
------------------------------------------------------------------------------------------------------------------------------------
Net operating loss carry-
        forwards                                                    $ 6,041,000               $ 3,496,000               $ 3,036,000
Nondeductible expense
         accruals                                                     1,525,000                 1,295,000                        --
Foreign net operating loss
         carryforwards                                                  260,000                        --                        --
Other                                                                   431,000                   269,000                    31,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                      8,257,000                 5,060,000                 3,067,000
Valuation allowance                                                  (8,257,000)               (5,060,000)               (3,067,000)
------------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                              $        --               $        --               $        --
------------------------------------------------------------------------------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  TAXES ON           The  acquisition  of IDX in December 1998 included a net
     INCOME             deferred  tax asset of $2.7  million.  This net deferred
     (CON'T)            tax asset  consists  primarily  of U.S.  and foreign net
                        operating  losses.   The  acquisition  also  included  a
                        valuation allowance equal to the net deferred tax asset acquired.

                        For the years ended December 31, 1998 and March 31, 1998 and 1997, a reconciliation of the United States Federal statutory rate to the effective rate is shown below:


                                                                                  DECEMBER 31,                    MARCH 31,
                                                                                     1998                  1998              1997
------------------------------------------------------------------------------------------------------------------------------------
                            FEDERAL TAX (BENEFIT),  COMPUTED
                                  AT  STATUTORY RATE                                (34.0) %              (34.0)%             34.0%
                            STATE TAX (BENEFIT), NET OF FEDERAL
                                  TAX  BENEFIT                                        (1.0)                (1.0)               1.0

                            EFFECT OF  FOREIGN OPERATIONS                             29.0                 19.0              (74.0)
                            ADDITIONAL TAXES                                          --                   13.0                 --
                            CHANGE IN VALUATION ALLOWANCE                              6.0                 17.0               62.0
----------------------------------------------------------------------------------------------------------------------------------
                            TOTAL                                                      0%                  14.0%              23.0%
----------------------------------------------------------------------------------------------------------------------------------

                        As of December 31, 1998, the Company has net operating loss carryforwards available of approximately $16.3 million which can offset future years U.S. taxable income. Such carryforwards expire in various years through 2018 and are subject to limitation under the Internal Revenue Code of 1986, as amended.

                        Included in the net operating loss carryforwards are approximately $6.0 million acquired in the IDX acquisition. As a result of the change in ownership, as defined by Section 382 of the Internal Revenue Code, the net operating loss carryforwards acquired are limited in use to approximately $330,000 per year and must be offset only by taxable income generated from IDX.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  SEGMENT            The  Company  is  engaged  in  one  business  segment  -
     INFORMATION        Telecommunications  Services. For purposes of allocating
                        revenues by country, the Company uses the physical location of its customers as its basis.

                        The following table presents information about the Company by geographic area:

                                                  ASIA             NORTH              LATIN
                                EUROPE           PACIFIC          AMERICA            AMERICA            OTHER           TOTALS
                                                                 (EXCLUDING
                                                                  MEXICO)
                        ------------------------------------------------------------------------------------------------------------
FOR THE NINE
MONTHS ENDING
DECEMBER 31, 1998

REVENUE
                                  $  1,966,765     $  5,949,077     $  9,009,306     $  5,243,688     $    321,806     $ 22,490,642

OPERATING LOSS                    $   (482,628)    $ (1,460,017)    $ (2,631,110)    $ (1,286,901)    $    (78,977)    $ (5,939,633)

IDENTIFIABLE LONG
LIVED ASSETS                      $  5,687,947     $  4,962,397     $ 11,237,235     $  1,470,903     $    923,076     $ 24,281,558

                        ------------------------------------------------------------------------------------------------------------

FOR THE YEARS
ENDING
MARCH 31, 1998

REVENUE                           $  3,468,336     $ 10,294,483     $ 10,061,519     $  8,248,078     $  1,050,351     $ 33,122,767

OPERATING  LOSS                   $   (596,900)    $ (1,771,679)    $ (1,731,586)    $ (1,419,494)    $   (180,765)    $ (5,700,424)


IDENTIFIABLE LONG                 $  4,880,910     $  7,169,872     $  8,616,014     $  1,032,352     $    997,433     $ 22,696,581
LIVED ASSETS

                        ------------------------------------------------------------------------------------------------------------

FOR THE YEARS
ENDING
MARCH 31, 1997

REVENUE                           $  6,169,378     $ 10,574,659     $  8,220,081     $  1,486,779     $  7,543,478     $ 33,994,375

OPERATING INCOME
 (LOSS)                           $    439,834     $    753,900     $    586,034     $    537,797     $    105,999     $  2,423,564

IDENTIFIABLE LONG                 $  6,744,909     $  4,734,010     $ 10,417,279     $  1,219,323     $    564,165     $ 23,679,686
LIVED ASSETS

                        ------------------------------------------------------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  SEGMENT            For the nine  months  ended  December  31,  1998 and the
     INFORMATION        years  ended  March  31,  1998  and 1997  revenues  from
     (CON'T)            significant customers consisted of the following:


                                                             DECEMBER 31, 1998           MARCH 31, 1998         MARCH 31, 1997
                                                        ----------------------------------------------------------------------
                               CUSTOMER:
                               A                                           19%                    18%                     15%
                               B                                           16%                    14%                      9%
                               C                                           10%                    11%                     12%



14.  COMMITMENTS        EMPLOYMENT AGREEMENTS
     AND
     CONTINGENCIES      The  Company  and  certain  of  its  subsidiaries   have
                        agreements  with  certain  key  employees   expiring  at
                        varying times over the next three years. The Company's remaining aggregate commitment at December 31, 1998 under such agreements is approximately $1.2 million.

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

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.  COMMITMENTS        TELECOMMUNICATION LINES
     AND
     CONTINGENCIES      In its normal  course of  business,  the Company  enters
     (CON'T)            into   agreements   for  the   use  of   long   distance
                        telecommunication lines. As of December 31, 1998, future minimum annual payments under such agreements are as follows:



                                 YEARS ENDING DECEMBER 31,                                                        TOTAL
                        -------------------------------------------------------------------------------------------------
                                   1999                                                                     $ 1,705,412
                                   2000                                                                         535,109
                                   2001                                                                         421,728
                                   2002                                                                          70,288
                        -------------------------------------------------------------------------------------------------
                                                                                                            $ 2,732,537
                        -------------------------------------------------------------------------------------------------


                        LEASE AGREEMENTS

                        The Company  leases  office  space and  equipment  under
                        various  operating  leases.  As of  December  31,  1998,
                        remaining minimum annual rental commitments under noncancelable operating leases are as follows:


                                    YEARS ENDED DECEMBER 31,                                                     TOTAL
                        -------------------------------------------------------------------------------------------------
                                          1999                                                               $ 1,230,586
                                          2000                                                                   344,294
                                          2001                                                                   233,377
                                          2002                                                                   176,895
                                          2003                                                                   180,895
                        -------------------------------------------------------------------------------------------------
                                                                                                             $ 2,166,047
                        -------------------------------------------------------------------------------------------------



                        Rent expense for the periods ended December 31, 1998 and March 31, 1998 and 1997 was approximately $0.5 million, $0.6 million, and $0.4 million, respectively.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.  GOVERNMENT         The   telecommunications   card   industry   is   highly
     REGULATIONS        competitive   and   subject  to   extensive   government
                        regulations,  both  in the  United  States  and  abroad.
                        Pursuant to the Federal  Communications Act, the Federal
                        Communications   Commission   ("FCC")  is   required  to
                        regulate the  telecommunications  industry in the United
                        States.  Under  current  FCC  policy,  telecommunication
                        carriers, including the Company, who resell the domestic
                        services   of  other   carriers   and  who  do  not  own
                        telecommunication   facilities   of   their   own,   are
                        considered  to be  non-dominant  and,  as a result,  are
                        subject    to    the    least    rigorous    regulation.
                        Telecommunications   activities   are  also  subject  to
                        government  regulations in every country  throughout the
                        world. The Company has numerous licenses, agreements, or
                        equipment   approvals   in   foreign   countries   where
                        operations are conducted. To date, the Company has not been required to comply or been notified that it cannot comply with any material international regulations in order to pursue its existing business activities. There can be no assurances, however, that in the current
                        United States regulatory environment, including the present level of FCC regulations, that the Company will continue to be considered non-dominant and that various foreign governmental authorities will not seek to assert jurisdiction over the Company's rates or other aspects of its services. Such changes could have a material adverse affect on the Company's financial condition, operating results or cash flows.

                        In certain countries where the Company, through its subsidiary IDX, has current or planned operations, the Company may not have the necessary regulatory approvals to conduct all or part of its voice and fax store-and-forward services. In these jurisdictions, the requirements and level of telecommunications deregulation is varied, including internet protocol telephony. Management believes that the degree of active monitoring and enforcement of such regulation is limited. Statutory provisions for penalties vary, but could include fines and/or termination of the Company's operations in the associated jurisdiction. Management believes that the likelihood of significant penalties or injunctive relief is remote. To date, the Company has not been required to comply or been notified that it cannot comply with any material international regulations in order to pursue its existing business activities. There can be no assurance, however, that regulatory action against the Company will not occur. Such action could have a material adverse affect on the Company's financial condition, operating results or cash flows.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.  GOVERNMENT         The regulation of IP telephony is still evolving. To the
     REGULATIONS        Company's,  knowledge,  there  currently are no domestic
     (CON'T)            laws or  regulations  that govern  voice  communications
                        over  the  Internet.  The FCC is  currently  considering
                        whether to impose  surcharges or  additional  regulation
                        upon  providers of IP  telephony.  In addition,  several
                        efforts have been made to enact U.S. federal legislation
                        that would  either  regulate or exempt  from  regulation
                        services  provided  over  the  Internet.   State  public
                        utility   commissions   also   may   retain   intrastate
                        jurisdiction and could initiate  proceedings to regulate
                        the  intrastate  aspects  of IP  telephony.  A number of
                        countries   currently   prohibit  IP  telephony.   Other
                        countries  permit but regulate IP telephony.  If foreign
                        governments,   Congress,   the  FCC,  or  state  utility
                        commissions  prohibit  or  regulate  IP  telephony,  the
                        Company could be subject to a variety of new regulations
                        or, in certain circumstances, to penalties under foreign
                        or U.S. law,  including  without  limitation,  orders to
                        cease operations or to limit future operations,  loss of
                        licenses or of license opportunities,  fines, seizure of
                        equipment   and,  in  certain   foreign   jurisdictions,
                        criminal prosecution.

16.  FOURTH             The Company  recorded in the fourth  quarter of the year
     QUARTER            ended March 31,  1998  certain  adjustments  relative to
     ADJUSTMENTS - warrants issued in connection with debt, proxy related MARCH 31, 1998 litigation settlement costs and taxes amounting to an aggregate of $5.5 million  which are  discussed in Notes
                        8, 11 and 12 to the consolidated financial statements.

17.  SUBSEQUENT         FINANCINGS
     EVENTS

                        SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK

                        In January 1999, the Company issued 30 shares of Series D Cumulative Convertible Preferred Stock ("Series D Preferred") to a private investment firm for $3.0 million. The holder has agreed to purchase 20 additional shares of Series D Preferred stock for $2.0 million upon registration of the common stock issuable upon

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.  SUBSEQUENT         conversion of this preferred  stock.  In connection with
     EVENTS (CON'T)     this   transaction,   the  Company  issued  warrants  to
                        purchase 112,500 shares of common stock with an exercise
                        price of $0.01 per share and warrants to purchase 60,000
                        shares of common  stock with an exercise  price of $1.60
                        per share. The Company will issue additional warrants to
                        purchase 75,000 shares of common stock, with an exercise
                        price of $0.01 per share and warrants to purchase 40,000
                        shares of common  stock with an exercise  price of $1.60
                        per share upon the issuance of the 20 additional  shares
                        of Series D  Preferred  stock.  The  Series D  Preferred
                        stock  carries  an  annual   dividend  of  8%,   payable
                        quarterly  beginning  December 31,  1999.  The shares of
                        Series  D  Preferred  stock  are  convertible,   at  the
                        holder's option, into shares of the Company's common stock any time after April 13, 1999 at a conversion price equal to the lesser of $1.60 or, in the case of the Company's failure to achieve positive EBITDA or to close a $20 million public offering by the third fiscal quarter of 1999, the market price just prior to the conversion date. The shares of Series D Preferred stock will automatically convert into common stock upon the earliest of (i) the first date on which the market price of the common stock is $5.00 or more per share for any 20 consecutive trading days, (ii) the date on which 80% or more of the Series D Preferred stock has been converted into common stock, or (iii) the date the Company closes a public offering of equity securities at a price of at least $3.00 per share with gross proceeds of at least $20 million.

                        As additional consideration, the Company agreed to issue to the investor for no additional consideration, additional warrants to purchase the number of shares of common stock equal to $0.3 million (based on the market price of the common stock on the last trading day prior to June 1, 1999 or July 1, 2000, as the case may be), or pay $0.3 million in cash, if the Company does not (i) consummate a specified merger transaction by May 30, 1999, or (ii) achieve, in the fiscal quarter commencing July 1, 2000, an aggregate amount of gross revenues equal to or in excess of 200% of the aggregate amount of gross revenues achieved by the Company in the fiscal quarter ended December 31, 1998.

                        The shares of Series D Preferred stock must be redeemed if it ceases to be convertible (which would happen if the number of shares of common stock issuable upon conversion of the Series D Preferred stock exceeded 19.9% of the number of shares of common stock outstanding when the Series D Preferred stock was issued, less shares reserved for issuance under warrants). Redemption is in cash at a price equal to the liquidation preference of the Series D Preferred stock at the holder's option or the Company's option 45 days after the Series D Preferred stock ceases to be convertible. If the Company receives stockholder approval to increase the number of shares issuable, it will issue the full amount of common stock upon conversion of the Series D Preferred stock even if the number of shares exceeds the 19.9% maximum number.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.  SUBSEQUENT         SERIES E CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED
     EVENTS             STOCK
     (CON'T)
                        In February 1999, the Company issued 50 shares of Series
                        E  Cumulative  Convertible  Redeemable  Preferred  stock
                        ("Series E  Preferred")  to an affiliate  of Mr.  Ronald
                        Jensen, the Company's largest stockholder, for $5.0 million. The Series E Preferred carries an annual dividend of 8%, payable quarterly beginning December 31, 2000. As additional consideration, the Company agreed to issue to the holder three year warrants to purchase
                        723,000 shares of common stock at $2.125 per share and 277,000 shares of common stock at $0.01 per share.

                        The Series E Preferred holder may elect to make the shares of Series E Preferred stock convertible into shares of common stock (rather than redeemable) at any time after issuance. The Company may elect to make the shares of Series E Preferred stock are convertible, but only if (i) it has positive EBITDA for at least one of the first three fiscal quarters of 1999 or (ii) completes a public offering of equity securities for a price of at least $3.00 per share and with gross proceeds to the Company of at least $20 million on or before the end of the third fiscal quarter of 1999. The shares of Series E Preferred stock will automatically be converted into shares of the Company's common stock, on the earliest to occur of (x) the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which the Series E Preferred stock is outstanding, (y) the date that 80% or more of the Series E Preferred stock has been converted into common stock, or (z) the Company completes a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to the Company of at least $20 million. The initial conversion price for the Series E Preferred stock is $2.125, subject to adjustment if the Company issues common stock for less than the conversion price. The shares of the Series E Preferred stock may be redeemed at a price equal to the liquidation preference plus accrued dividends in cash or in common stock, at the Company's option or at the option of any holder, provided that the holder has not previously exercised the convertibility option described, at any time after February, 2004. In connection with a debt placement concluded in April 1999, the Series E Preferred holder elected to make such shares convertible. Accordingly, such shares are no longer redeemable. See Note 18 for additional discussion.

                        Contemporaneous with this financing, the Company agreed to issue 3,000,000 shares of common stock in exchange for the 75 shares of Series C Preferred (convertible into 1,875,000 shares of common stock on the exchange date) held by Mr. Jensen. The market value of the 1,125,000 incremental shares of common stock issued will be recorded in the first calendar quarter of 1999 as a preferred stock dividend of approximately $2.7 million with a corresponding credit to paid-in capital.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.  SUBSEQUENT         STOCKHOLDER EQUITY FINANCING
     EVENTS (CON'T)
                        In January 1999, the Company  borrowed $0.2 million from
                        an existing  stockholder  due February 4, 1999. The note
                        had a maturity  date of the  earlier of (a) 30 days from
                        the  date  the  note  was  signed,   (b)  completion  of
                        financing by the Company of not less than $3.0 million, or (c) the completion of the bridge financing by the Company of not less than $1.0 million. The note carried a service fee of 1% of the principal. The agreement provided that if the note was not paid at maturity, the holder would receive 40,000 warrants with an exercise price of $1.00 and a term of 5 years. The note was junior to all existing debt. In March 1999 (maturity date), the stockholder agreed to convert the bridge loan into 125,000 shares of common stock and was granted the 40,000 warrants and an additional 40,000 warrants, exercisable at $1.60 per share with a term of 5 years.
                        The value of the warrants of $0.09 million will be recognized as interest expense in the first quarter of fiscal 1999.

                        ACQUISITIONS

                        As described in paragraph (2) to Note 3, subsequent to December 31, 1998, the Company decided to pay the first of the Convertible Subordinated Promissory Notes due to IDX in common stock.

                        In February 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), for which it paid: (i) $0.1 million at closing; (ii) issued a promissory note for $0.2 million payable in equal monthly installments over one year; (iii) issued 1,010,000 shares of Series F Convertible Preferred Stock ("Series F Preferred"); and
                        (iv) agreed to issue at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives.

                        The shares of Series F Preferred initially issued will automatically convert into shares of common stock on the earlier to occur of (a) the first date that the 15 day average closing sales price of the common stock is equal to or greater than $4.00 or (b) July 1, 2001. The Company has guaranteed a price of $4.00 per share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred, subject to Telekey's achievement of certain defined revenue and EBITDA objectives. If the market price is less that $4.00

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.    SUBSEQUENT       on December 31, 1999, the Company will issue  additional
       EVENTS (CON'T)   shares of common stock upon  conversion  of the Series F
                        Preferred  based on the  ratio  of  $4.00 to the  market
                        price,  but  not  more  than  an  aggregate  of  600,000
                        additional   shares  of  common  stock.   The  Series  F
                        Preferred carries no dividend obligation.

                        POTENTIAL JOINT VENTURE

                        The Company is in the process of negotiating a joint venture arrangement whereby it would have a 50% ownership interest of certain software technology related to commercial development of messaging technology. The software developer's current parent company would retain a 50% ownership interest under the proposed arrangement. If this transaction is consummated, the Company will assume its pro rata share of the software development funding needs for working capital and payment of outstanding liabilities. The Company's funding requirement under this proposed arrangement is currently estimated to average $0.2 million per month through the year ending December 31, 1999.

                        As of December 31, 1998, the Company had advanced approximately $1.0 million to this software company. Through March 19, 1999, the Company has made additional advances of $0.5 million. The Company owns a non-exclusive license for the technology, the value of which is currently estimated by management to exceed the advances made to date.

                        In the event that the joint venture transaction does not occur and the Company is unable to use or sell the licensed technology to generate revenues, the Company will evaluate the recoverability of these advances.

18.  FINANCING          In  April  1999,   the  Company   received  a  financing
     COMMITMENT         commitment  of $20.0  million  in the form of  long-term
                        debt  from  an  affiliate  of  its  largest  stockholder
                        ("Lender").  This  financing  is subject to  stockholder
                        approval;  but  under  the  terms  of the  Loan and Note
                        Purchase Agreement ("Agreement"),  the Company initially
                        received an  unsecured  loan  ("Loan")  of $7.0  million
                        bearing  interest at 8% payable  monthly with  principal
                        due April 2000. As additional consideration,  the Lender
                        received  warrants to purchase  1,500,000  shares of the
                        Company's common stock at an exercise price of $0.01 per
                        share,   of  which  500,000   warrants  are  immediately
                        exercisable and 1,000,000 warrants are exercisable only in the event that the stockholders do not approve the $20.0 million facility or the Company elects not to draw it down.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        Under the Agreement, the Lender also agreed to purchase $20.0 million of 5% Secured Notes ("Notes,") at the Company's request, provided that the Company obtains stockholder approval to issue the Notes at its next stockholder meeting, currently planned to occur during the second quarter of 1999. If stockholder approval is obtained and the Company elects to issue the Notes, the initial $7.0 million Loan must be repaid from the proceeds. Principal and interest on the Notes are payable over three years in monthly installments of $377,000 with a balloon payment of the outstanding balance due on the third anniversary date. However, the Company may elect to pay up to 50% of the original principal amount of the Notes in shares of the Company's common stock, at its option, if: (i) the closing price of the Company's common stock is $8.00 per share for more than 15 consecutive trading days; (ii) the Company completes a public offering of equity securities at a price of at least $5.00 per share and with proceeds of at least $30.0 million; or (iii) the Company completes an offering of securities with proceeds in excess of $100.0 million. These Notes, if issued, will be secured by substantially all of the Company's existing operating assets, although the Company can pursue certain additional financing, including senior debt or lease financing for future capital expenditures and working capital requirements in furtherance of its growth plan.

                        As additional consideration for the Notes, if issued, the Lender will receive warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.00 per share.

                        The  Agreement   contains  certain  debt  covenants  and
                        restrictions by and on the Company.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                                            BALANCE AT          CHARGED TO                                BALANCE
                                                             BEGINNING            COST AND                              AT END OF
DESCRIPTION                                                  OF PERIOD            EXPENSES         DEDUCTIONS              PERIOD
------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED DECEMBER 31, 1998                           $1,472,197          $  789,187          $1,274,887          $  986,497

------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 1998                                     $  372,988          $1,433,939          $  334,730          $1,472,197

------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 1997                                     $  625,864          $  404,410          $  657,286          $  372,988

------------------------------------------------------------------------------------------------------------------------------------


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

None.

                            EXECUTIVE TELECARD, LTD.
                               D/B/A EGLOBE, INC.
                                    PART III
--------------------------------------------------------------------------------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

     Shown below are the names of all Directors and executive officers of eGlobe, all positions and offices held by each such person, the period during which each person has served as such, and the principal occupations and employment of each such person during the last five years:


DIRECTORS AND EXECUTIVE OFFICERS

     CHRISTOPHER J. VIZAS, age 49, has been a Director of eGlobe since October 25, 1997 and the Chairman of the Board of Directors since November 10, 1997. Mr. Vizas served as eGlobe's acting Chief Executive Officer from November 10, 1997 to December 5, 1997, on which date he became eGlobe's Chief Executive Officer. Before joining eGlobe, Mr. Vizas was a co-founder of, and since October 1995, has served as Chief Executive Officer of Quo Vadis International, an investment and financial advisory firm. Before forming Quo Vadis International, he was Chief Executive Officer of Millennium Capital Development, a merchant banking firm, and of its predecessor Kouri Telecommunications & Technology. Before joining Kouri, Mr. Vizas shared in the founding and development of a series of technology companies, including Orion Network Systems, Inc. of which he was a founder and a principal executive. From April 1987 to 1992, Mr. Vizas served as Vice Chairman of Orion, an international a satellite communications company, and served as a Director from 1982 until 1992. Mr. Vizas has also held various positions in the United States government.

     EDWARD J. GERRITY, JR., age 75, has been a Director of eGlobe since our inception. He is a business consultant and President of Ned Gerrity & Associates, a consulting firm, begun in 1985. Mr. Gerrity has also served as Chairman of our Board of Directors. Mr. Gerrity served as an officer of ITT Corp. from 1961 to 1985. While at ITT Corp., he was a member of the Management Policy Committee, Director of Corporate and Government Relations on a worldwide basis and a Director of several ITT Corp. subsidiaries. He retired from ITT Corp. in February 1985. Mr. Gerrity was the President of American National
Collection Corp., a New York corporation, from 1993 to 1995 and he was a director of Residual Corporation from 1987 until October 1994. See "Certain Relationships and Related Transactions" below.

     ANTHONY BALINGER, age 45, has been a Director of eGlobe since March 15, 1995. He served as eGlobe's President from April 25, 1995 to November 10, 1997 and also served as eGlobe's Chief Executive Officer from January 3, 1997 to November 10, 1997. On November 10, 1997, he was appointed Senior Vice President and Vice Chairman of eGlobe. Mr. Balinger has held a variety of positions at eGlobe since his arrival in September 1993, including Chief Operating Officer and Director of eGlobe's Asia-Pacific Operations. Mr. Balinger started his career in 1971 with British Telecom as a digital systems design engineer. In 1983, he joined the Cable and Wireless Federation, an international alliance of companies that provide telephone, cable and wireless operations in over 50 countries, where he performed much of the early design work for the Mercury Communications Optical Fiber National Digital Network. In 1989, Mr. Balinger moved to New York where he headed the Banking and Finance division for Cable and Wireless Americas, Inc. from 1989 to 1992. In 1992, while still at Cable and Wireless, Mr. Balinger was appointed International Product Manager for Optus Communications, where he remained until he joined the Company. Mr. Balinger is a Director and 45% stockholder of Executive Card Services HK Ltd. which provides printing services to an affiliate of eGlobe in Hong Kong.

     DAVID W. WARNES, age 52, has been a Director of eGlobe since June 30, 1995. Mr. Warnes has been the Chief Operating Officer of Global Light Telecommunications Inc. since September 1997 and a Director since June 1997. He has been the President and Chief Executive Officer of Vitacom, a subsidiary of Highpoint, since December 1995, and President and CEO of Highpoint since April 1998. Previously, Mr. Warnes held various senior management and executive positions with Cable and Wireless or its affiliated companies for two decades. From October 1992 through October 1995, he was Vice President, Operations and Chief Operating Officer, and from August 1994 through October 1995, he was Assistant Managing Director of Tele 2, a telecommunications service provider in Sweden partially owned Cable and Wireless. From August 1988 through June 1992, he was a principal consultant and General Manager, Business Development of IDC, an international telecommunications service provider based in Japan and partially owned by Cable and Wireless. Mr. Warnes is a Chartered Engineer, a Fellow of the Institution of Electrical Engineers, and a graduate of the University of East London.

     RICHARD A. KRINSLEY, age 68, has been a Director of eGlobe since June 30, 1995. Mr. Krinsley retired in 1991 as the Executive Vice President and Publisher of Scholastic Corporation; a publicly held company traded on the Nasdaq Stock Market. He is presently, and has been since 1991, a member of Scholastic's Board of Directors. While employed by Scholastic between 1983 and 1991, Mr. Krinsley, among many other duties, served on that company's management committee. From 1961 to 1983, Mr. Krinsley was employed by Random House where he held, among other positions, the post of Executive Vice President. At Random House, Mr. Krinsley also served on that company's executive committee.

     JAMES O. HOWARD, age 56, has been a Director of eGlobe since January 16, 1998. Since 1990, Mr. Howard has served as the Chief Financial Officer and a member of the management committee of Benton International, Inc., a wholly owned subsidiary of Perot Systems Corporation. From 1981 to 1990, Mr. Howard was employed by Benton International, Inc. as a consultant and sector manager. Before joining Benton International, Inc., Mr. Howard held a number of legal positions in the federal government, including General Counsel of the National Commission on Electronic Fund Transfers.

     MARTIN SAMUELS, age 55, has been a Director of eGlobe since October 25, 1997. Mr. Samuels is an entrepreneur, strategic business planner and professional investor with over twenty years of experience. Mr. Samuels' current project is Y2K Strategies Corp. ("YSC"), a liaison company that Mr. Samuels co-founded in 1997. Mr. Samuels is a principal, director and senior vice president of YSC. Mr. Samuels' responsibilities at YSC include identifying, negotiating with and contracting with the Year 2000 service providers and systems integrators that YSC assists with their marketing, proposal development and ongoing business relationship management. YSC also works with significant public and private sector institutions in identifying, coordinating and fulfilling their Year 2000 remediation requirements.

     DONALD H. SLEDGE, age 58 has been a Director of eGlobe since November 10, 1997. Mr. Sledge has served as vice chairman, President and Chief Executive Officer of TeleHub Communications Corp., a privately held technology development company, since 1996. Mr. Sledge served as President and Chief Operating Officer of West Coast Telecommunications, Inc., a long distance company, from 1994 to 1995. From 1993 to 1994, Mr. Sledge was employed by New T&T, a Hong Kong-based company, as head of operations. Mr. Sledge was Chairman and Chief Executive Officer of Telecom New Zealand International from 1991 to 1993 and the Managing Director of Telecom New Zealand International's largest local carrier from 1988 to 1991. Mr. Sledge is currently Chairman of the Board of United Digital Network, a small interexchange carrier that operates primarily in Texas, Oklahoma, Arizona and California. Mr. Sledge is a member of the Board of Advisors of DataProse and serves as a director of AirCell Communications, Inc. He also serves as advisor and board member to several small technology-based start-up companies.

     JOHN E. KOONCE, age 56, has been a Director of eGlobe since March 27, 1998. In April 1998, Mr. Koonce was also engaged to serve as a financial advisor to eGlobe and effective September 1, 1998 became the Company's Chief Financial Officer. Mr. Koonce served as Chief Financial Officer of Orion from 1990 to 1993. During 1981-89, Mr. Koonce was employed by Biotech Capital Corporation and its successor, Infotechnology, Inc. where he served in the positions of Chief Financial Officer and President. During this time, he also served on the boards of several public and private companies. Before 1981, Mr. Koonce worked for the accounting firm Price Waterhouse at various domestic and foreign offices.

     HSIN YEN, age 40, has been a Director of eGlobe since December 2, 1998. Mr. Yen is the President and a founder of IDX and has served as the primary architect of its growth. Before founding IDX, he served as founder and CEO of InteliSys, Inc., the predecessor of IDX. Mr. Yen has had a 15-year career in management information systems, including complex Internet/intranet global network development.

     RICHARD CHIANG, age 43, has been a Director of eGlobe since December 2, 1998. Mr. Chiang has been the Chairman and President of Princeton Technology, Corp. since 1986 and Chairman since 1996. He has been on the Board of Directors of Taitron Companies, Inc. and Buslogic, Inc. since 1989 and Alliance Venture Capital Corp since 1996. Mr. Chiang served as Chairman for IDX International, Inc. from 1997 to 1998. Mr. Chiang currently sits on the Board of Proware Technology, Corp. which is a RAID subsystem business and as a Chairman at Advanced Communication Devices, Corp. whose primary business is Networking Switch Controller Chips. He has served with these two companies since 1996.

     ALLEN MANDEL, age 60, was named Senior Vice President in 1991 and a Director of eGlobe in 1990. He resigned from the Board of Directors on March 29, 1995 and as Senior Vice President on August 18, 1995 in connection with the then ongoing proxy contest. Mr. Mandel was engaged to serve as a consultant to eGlobe concerning accounting and financial matters on August 18, 1995 and was renamed an officer of eGlobe on September 27, 1995, when he became Executive Vice President - Finance and Administration and Chief Financial Officer, in which posts he served until December 1997. Mr. Mandel currently serves as Senior Vice President, Corporate Affairs of eGlobe. Mr. Mandel is a Certified Public Accountant. He was an officer of Residual Corporation from 1991 to March 1995.

     COLIN SMITH, age 55, was named Vice President of Legal Affairs and General Counsel of eGlobe on February 1, 1998. From 1972 to February 1998, Mr. Smith was a professor of law at the New England School of Law. Mr. Smith's areas of legal expertise include business organizations, dispute resolution and practice management. In addition to his teaching, Mr. Smith also ran a private consulting practice that specialized in issues of corporate governance and entrepreneurial ventures.

     ANNE HAAS, age 48, was appointed Vice President, Controller and Treasurer of eGlobe on October 21, 1997. Ms. Haas served as the Vice President of Finance of Centennial Communications Corp., a start-up multi-national two way radio company, during 1996-97. From 1992 to 1996, Ms. Haas served as Controller of Quark, Inc., a multi-national desk top publishing software company. Before 1992, Ms. Haas worked for the accounting firm of Price Waterhouse in San Jose, California and Denver, Colorado.

     Directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive Officers serve at the pleasure of the Board or until the next annual meeting of stockholders. There are no family relationships between eGlobe's Directors and Executive Officers.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of the common stock of eGlobe, to file reports of ownership and changes in ownership with the SEC and the exchange on which the common stock is listed for trading. Those persons are required by regulations promulgated under the Exchange Act to furnish us with copies of all reports filed pursuant to Section 16(a). Based solely upon our review of the copies of such reports furnished to eGlobe by our directors and officers during and with respect to the nine month period ended December 31, 1998; we noted that, Hsin Yen and Richard Chiang did not file their Form 3s on a timely basis. Since Messrs. Yen and Chiang became directors of eGlobe in connection with the acquisition of IDX International they have neither acquired nor disposed of any securities of eGlobe. We believe that all other reports were submitted on a timely basis.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     The following table summarizes the compensation for the three most recent fiscal periods ended December 31, 1998, March 31, 1998 and March 31, 1997 of our Chief Executive Officer and the most highly compensated other executive officers whose total annual salary and bonus exceed $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term Compensation Awards
Name and Principal Position      Year      Salary ($)     Bonus ($)        Other Annual      Restricted        Securities Underlying
                                                                          Compensation ($)    Stock Awards        Options/SARs (#)
                                                                                              ($)
Christopher J. Vizas              *1998       153,847              0                     0                0               110,000
CEO (1)
                                   1998        62,308              0                     0                0               520,000
                                   1997             0              0                     0                0                     0

W. P. Colin Smith                 *1998        91,539         25,000                     0                0                25,000
Vice President
Legal Affairs (2)
                                   1998        11,538              0                     0                0               100,000
                                   1997             0              0                     0                0                     0

Anthony Balinger                  *1998       103,846              0                 9,600                0                45,000
Senior  Vice   President and
Vice Chairman (4)
                                   1998       150,000              0                     0            7,875                84,310
                                   1997       109,612          8,000                28,500                0                50,000

*    Nine month period ended December 31, 1998

(1) Mr. Vizas has served as our Chief Executive Officer since December 5, 1997. From November 10, 1997 to December 5, 1997, Mr. Vizas served as our acting Chief Executive Officer. Mr. Vizas' employment agreement provides for a base salary of $200,000, performance based bonuses of up to 50% of base salary and options to purchase up to 500,000 shares, subject to various performance criteria. See "Employment Agreements and Termination of Employment and Change in Control Arrangements."

(2) Mr. Smith has served as our Vice President of Legal Affairs since February 1, 1998. Mr. Smith's employment agreement provides for a base salary of $135,000, performance based bonuses of up $50,000 and options to purchase up to 100,000 shares, subject to various performance criteria. See "Employment Agreements and Termination of Employment and Change in Control Arrangements."

(3) Mr. Balinger served as our President from April 1995 until November 10, 1997. Mr. Balinger served as Chief Executive Officer from January 3, 1997 through November 10, 1997. Mr. Balinger has served as our Senior Vice President and Vice Chairman since November 6, 1997. Amounts shown as Other Annual Compensation consist of an annual housing allowance paid to Mr. Balinger while he resided in the United States and while he resides in Hong Kong. See "Employment Agreement and Termination of Employment and Change of Control Agreements."

OPTION/SAR GRANTS IN LAST FISCAL PERIOD

     The following table sets forth the information concerning individual grants of stock options and stock appreciation rights ("SARs") during the last periods to each of the named Executive Officers during such periods.

                    OPTION/SAR GRANTS IN LAST FISCAL PERIODS
                                INDIVIDUAL GRANTS

Name                            Number of            Percent of Total       Exercise or    Expiration     Potential Realizable Value
                                Securities           Options/SARs Granted   Base Price     Date           at Assumed Annual Rates of
                                Underlying           to Employees in        ($/share)                     Stock Price Appreciation
                                Options/SARs         Fiscal Period (2)                                    for Option Term
                                Granted (#) (1)                                                             5%            10%
Christopher J. Vizas                  10,000                  1.06%          $3.18        04/01/03        $8,808       $19,463
                                     100,000                 10.55%          $1.57        12/27/03         $   0         $   0

W. P. Colin Smith                     25,000                  2.64%          $1.57        12/27/03         $   0         $   0

Anthony Balinger                      10,000                  1.06%          $3.18        04/01/03        $8,808       $19,463
                                      10,000                  1.06%          $3.68        04/16/03       $10,269       $22,596
                                      25,000                  2.64%          $1.57        12/27/03         $   0         $   0


(1) All of the options and related SARs granted in the nine month period ended December 31, 1998 to the named Executive Officers have a five year term.

(2) A total of 947,500 options were granted to employees of the Company in the nine month period ended December 31, 1998 under eGlobe's 1995 Employee
     Stock  Option and  Appreciation  Rights Plan (the  "Employee  Stock  Option
     Plan").




AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL PERIOD
AND FISCAL PERIOD-END OPTION/SAR VALUES

     The following table sets forth information concerning each exercise of stock options during the last fiscal period by each of the named Executive
Officers during such fiscal period and the fiscal period end value of unexercised options.


          Name              Shares Acquired      Value        Number of Securities Underlying           Value of Unexercised
                            on Exercise (#)   Realized ($)   Unexercised Options/SARs at Fiscal     In-the-Money Options at Fiscal
                                                                     Period-End (#) (1)                Period-End ($)/SARS (2)
                                                              Unexercisable       Exercisable     Unexercisable         Exercisable

     Christopher J. Vizas          0               0             110,000                 -         $ (10,050)                $ -
        W. P. Colin Smith          0               0              25,000                 -         $   1,375                 $ -
         Anthony Balinger          0               0              45,000                 -         $ (34,725)                $ -


(1) Represents the aggregate number of stock options held as of December 31, 1998, including those which can and those which cannot be exercised pursuant to the terms and provisions of eGlobe's current stock option plans.

(2) Values were calculated by multiplying the closing transaction price of the common stock as reported on the Nasdaq National Market on December 31, 1998 of $1.625 by the respective number of shares of common stock and subtracting the exercise price per share, without any adjustment for any termination or vesting contingencies.


COMPENSATION OF DIRECTORS

     Effective November 10, 1997, and contingent upon eGlobe experiencing a fiscal quarter of profitability, members of the Board receive a Director's fee of $500 for each regular meeting and committee meeting attended. Our directors are also reimbursed for expenses incurred in connection with attendance at Board meetings.

     During the fiscal periods ended 1995, 1996 and 1997, under eGlobe's 1995 Directors Stock Option and Appreciation Rights Plan (as amended, the "Directors Stock Option Plan"), which then provided for automatic annual grants, each Director received an annual grant of ten year options to purchase 10,000 shares at an exercise price equal to the fair market value of our common stock on the date of grant. Commencing with the amendments to the Directors Stock Option Plan which were approved by our stockholders at the 1997 annual meeting held on February 26, 1998, options to Directors may be made at the discretion of the Board of Directors or Compensation Committee and there are no automatic grants.

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

     On June 18, 1998 Mr. Sledge and Mr. Warnes were granted options to purchase 15,000 shares of common stock at $2.719 per share, the fair market value on the date of the grant, which vested on the date of grant and has a term of five years. On December 16, 1998, each of Messrs. Gerrity, Warnes, Krinsley, Sledge, Samuels and Howard received an option to purchase 25,000 shares of common stock at $1.813 per share, the fair market value on the date of the grant, which vested on the grant date and has a term of five years. On December 27, 1998, options to purchase 10,000 shares of common stock that were granted on November 10, 1997 to each of Messrs. Gerrity, Warnes, Krinsley, Balinger, Samuels, and Sledge expired. On December 31, 1998, options to purchase 10,000 shares of common stock that were granted on April 1, 1998 to each of Messrs. Gerrity, Warnes, Krinsley, Sledge, Samuels and Howard expired. Both groups of the expired options, noted above, vested only upon the achievement of certain corporate economic and financial goals which were not achieved.

     On April 16, 1998, Mr. Balinger was granted options to purchase an aggregate of 10,000 shares of common stock. Such options have a term of five years and vest in three equal annual installments, beginning on April 16, 1999, at an exercise price per share equal to $3.68, the fair market value on the date of the grant. These options vest only upon the achievement of certain performance goals to be set by the Chief Executive Officer.

     On December 27, 1998, Mr. Vizas was granted bonus options to purchase an aggregate of 50,000 shares of common stock. Such options have a term of five years and vest in ninety days from the grant date, at an exercise price per share equal to $1.57, the fair market value on the date of the grant. In addition, Mr. Vizas was granted options on December 27, 1998 to purchase an aggregate of 50,000 shares of common stock at $1.57 per share, the fair market value on the date of the grant. Such options have a term of five years and vest in three equal annual installments, beginning on December 27, 1999. These options vest only upon the achievement of certain performance goals to be set by the Board. On December 5, 1998 options to purchase 100,000 shares of common stock that were granted on December 5, 1997 to Mr. Vizas expired. These options vested only upon the achievement of certain performance goals which were not achieved.

     On December 27, 1998, Mr. Balinger was granted bonus options to purchase an aggregate of 10,000 shares of common stock. Such options have a term of five years and vest in ninety days from the grant date, at an exercise price per share equal to $1.57, the fair market value on the date of the grant. In addition, Mr. Balinger was granted options on December 27, 1998 to purchase an aggregate of 15,000 shares of common stock at $1.57 per share, the fair market value on the date of the grant. Such options have a term of five years and vest in three equal annual installments, beginning on December 27, 1999. These options vest only upon the achievement of certain performance goals to be set by the Chief Executive Officer.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Effective December 5, 1997, we entered into a three year employment agreement with Christopher J. Vizas, our Chief Executive Officer. Mr. Vizas' employment agreement provides for a minimum salary of $200,000 per annum, reimbursement of certain expenses, annual bonuses based on financial performance targets to be adopted by eGlobe and Mr. Vizas, and the grant of options to purchase an aggregate of 500,000 shares of common stock. The options granted to Mr. Vizas pursuant to his employment agreement are comprised of options to purchase 50,000 shares of common stock at an exercise price of $2.32 which vested upon their grant, options to purchase 50,000 shares of common stock at an exercise price of $2.32 which vested on December 5, 1998 (contingent upon Mr. Vizas' continued employment as of such date), options to purchase up to 100,000 shares of common stock at an exercise price of $2.32 which vested on December 5, 1998, but which expired due to the company's failure to achieve certain financial performance targets. Options to purchase 50,000 shares at an exercise price of $3.50 which vest on December 5, 1999 (contingent upon Mr. Vizas' continued employment as of such date), options to purchase up to 100,000 shares of common stock at an exercise price of $3.50 which vest on December 5, 1999 (contingent upon Mr. Vizas' continued employment as of such date and the attainment of certain financial performance targets), options to purchase 50,000 shares at an exercise price of $4.50 which vest on December 5, 2000 (contingent upon Mr. Vizas' continued employment as of such date), and options to purchase up to 100,000 shares of common stock at an exercise price of $4.50 which vest on December 5, 2000 (contingent upon Mr. Vizas' continued employment as of such date and the attainment of certain financial performance targets). Each of the options has a term of five years.

     Mr. Vizas' employment agreement provides that, if eGlobe terminates Mr. Vizas' employment other than pursuant to a "termination for cause", Mr. Vizas shall continue to receive, for one year commencing on the date of such termination, his full base salary, any bonus that is earned after the termination of employment, and all other benefits and compensation that Mr. Vizas would have been entitled to under his employment agreement in the absence of termination of employment (the "Vizas Severance Amount"). "Termination for cause" is defined as termination by eGlobe because of personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses), or material breach of any provision of his employment agreement.

     If there is an early termination of Mr. Vizas' employment following a "change of control," Mr. Vizas would be entitled to a lump cash payment equal to the Vizas Severance Amount. Additionally, if during the term of Mr. Vizas' employment agreement there is a "change in control" of eGlobe and in connection with or within two years after such change of control eGlobe terminates Mr. Vizas' employment other than "termination for cause," all of the options described above will vest in full to the extent and at such time that such options would have vested if Mr. Vizas had remained employed for the remainder of the term of his employment agreement. A "change of control" is deemed to have taken place under Mr. Vizas employment agreement, among other things, if (i) any person becomes the beneficial owner of 20% or more of the total number of voting shares of eGlobe; (ii) any person becomes the beneficial owner of 10% or more, but less than 20%, of the total number of voting shares of eGlobe, if the Board of Directors makes a determination that such beneficial ownership constitutes or will constitute control of eGlobe; or (iii) as the result of any business combination, the persons who were directors of eGlobe before such transaction shall cease to constitute at least two-thirds of the Board of Directors.

     On September 22, 1997, we entered into a new three year employment agreement with Anthony Balinger. Pursuant to his new employment agreement, Mr. Balinger served as eGlobe's

President and Chief Executive Officer until November 10, 1997 when he resigned that position and was appointed Senior Vice President and Vice Chairman of eGlobe. Mr. Balinger's employment agreement provides for a minimum salary of $150,000 per annum, reimbursement of certain expenses, a $1,600 per month housing allowance, and payment for health, dental and disability insurance and various other benefits. Mr. Balinger's employment agreement also provides for payment of one year severance pay paid out over time, relocation to the Philippines, buy-out of his auto lease and a 90 day exercise period for his vested options after termination if eGlobe terminates Mr. Balinger without "cause." "Cause" is defined as any criminal conviction for an offense by Mr. Balinger involving dishonesty or moral turpitude, any misappropriation of Company funds or property or a willful disregard of any directive of eGlobe's Board of Directors. This employment agreement superseded a prior employment agreement.

     On February 1, 1998, the Company entered into an employment agreement with Colin Smith pursuant to which Mr. Smith agreed to serve as Vice President of Legal Affairs and General Counsel of the Company through December 31, 2000. Mr. Smith's employment agreement provides for a minimum salary of $125,000 per annum, reimbursement of certain expenses, annual and quarterly bonuses based on financial performance targets to be adopted by the Chairman and Chief Executive and Mr. Smith, and the grant of options to purchase an aggregate of 100,000 shares of Common Stock. The options granted to Mr. Smith pursuant to his employment agreement are comprised of options to purchase 33,333 shares of Common Stock at an exercise price of $3.125 which vested on February 1, 1999 but which expired due to the Company's failure to achieve certain financial performance targets, 33,333 shares of Common Stock at an exercise price of $3.125 which will vest on February 1, 2000 (contingent upon Mr. Smith's continued employment as of such date and the attainment of certain financial performance targets) and 33,334 shares of Common Stock at an exercise price of $3.125 which will vest on February 1, 2001 (contingent upon Mr. Smith's continued employment as of such date and the attainment of certain financial performance targets). Each of the options have a term of five years. Vesting of all options will accelerate in the event that the current Chairman and Chief Executive Officer (Christopher J. Vizas) ceases to be the Chief Executive Officer of the Company and Mr. Smith's employment terminates or reasonable advance notice of such termination is given.

     Mr. Smith's employment agreement provides that, if the Company terminates Mr. Smith's employment other than pursuant to a "termination for cause" or after a material breach of the employment agreement by the Company, Mr. Smith shall continue to receive, for six months (in all cases thereafter) commencing on the date of such termination, his full base salary, any annual or quarterly bonus that has been earned before termination of employment or is earned after the termination of employment (where Mr. Smith met the applicable performance goals prior to termination and the Company meets the applicable Company performance goals after termination), and all other benefits and compensation that Mr. Smith would have been entitled to under his employment agreement in the absence of termination of employment (the "Smith Severance Amount"). A "termination for cause" is defined as termination by the Company because of Mr. Smith's (i) fraud or material misappropriation with respect to the business or assets of the Company; (ii) persistent refusal or willful failure materially to perform his duties and responsibilities to the Company, which continues after Mr. Smith receives notice of such refusal or failure; (iii) conduct that constitutes disloyalty to the Company and which materially harms the Company or conduct that constitutes breach of fiduciary duty involving personal profit; (iv) conviction of a felony or crime, or willful violation of any law, rule, or regulation, involving moral turpitude; (v) the use of drugs or alcohol which interferes materially with Mr. Smith's performance of his duties; or (vi) material breach of any provision of his employment agreement.

     If during the term of Mr. Smith's employment agreement there is a "change in control" of the Company and in connection with or within two years after such change of control the Company terminates Mr. Smith's employment other than "termination for cause" or Mr. Smith terminates with good reason, the Company shall be obligated, concurrently with such termination, to pay the Smith Severance Amount in a single lump sum cash payment to Mr. Smith. A "change of control" is deemed to have taken place under Mr. Smith's employment agreement, among other things, if (i) any person becomes the beneficial owner of 35% or more of the total number of voting shares of the Company, (ii) the Company sells substantially all of its assets, (iii) the Company merges or combines with another company and immediately following such transaction the persons and entities who were stockholders of the Company before the merger own less than 50% of the stock of the merged or combined entity, or (iv) the current Chairman and Chief Executive Officer (Christopher J. Vizas) ceases to be the Chief Executive Officer of the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Vizas, our Chief Executive Officer, serves as a member of the Compensation Committee of the Board of Directors. Although Mr. Vizas makes recommendations to the Compensation Committee of the Board of Directors with regard to the other executive officers, including Named Executive Officers, he did not participate in the Compensation Committee's deliberations with respect to his own compensation.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee, which includes Messrs. Vizas, Gerrity, and Krinsley, is responsible for approving all compensation for senior officers and employees, making recommendations to the Board with respect to the grant of stock options and eligibility requirements, including grants under and the requirements of our stock option plans and may make grants to directors under the Directors Stock Option Plan. The Compensation Committee believes that the actions of each executive officer have the potential to impact our short-term and long-term profitability and considers the impact of each executive officer's performance in designing and administering the executive compensation program.

     During the nine month period ended December 31, 1998, under the direction of our new Chairman and Chief Executive Officer (retained in December 1997), we hired a number of new executive officers. We negotiated compensation with each officer. The Compensation Committee has obtained two salary surveys, obtained by eGlobe regarding the compensation practices of other companies in the communications or related industries and believes that the new executive officers' compensation is consistent with salary surveys. In setting compensation, the Compensation Committee adhered to the following philosophy, objectives and policies:

     PHILOSOPHY AND OBJECTIVES. The purpose of our executive compensation program is to: (i) attract, motivate and retain key executives responsible for our success of as a whole; (ii) increase stockholder value; (iii) increase our overall performance; and (iv) increase the performance of the individual executive.

     EXECUTIVE COMPENSATION POLICIES. The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate compensation with our short-term and long-term performance goals, reward above-average corporate performance, recognize individual initiative and achievements, and assist us in attracting and retaining qualified executives. The two salary surveys, indicate that the levels of executive officers' overall compensation is at or below the mid range of salaries of similarly situated senior executives in the communications or related industries. In determining the incentive portions of executive compensation levels, particular factors apart from industry comparables which the Compensation Committee believes are important are growth in revenues, completion of our financing plans, or other major transactions or corporate goals, implementation of our strategic plan and, on a longer term basis, growth in stockholder value measured by stock price.

     Our executive compensation structure is comprised of base salary, annual cash performance bonuses, long-term compensation in the form of stock option grants, and various benefits, including medical, and other benefits generally available to all our employees.

     BASE SALARY. In establishing appropriate levels of base salary, the Compensation Committee negotiated with its new executives, considering their functions, the significant level of commitment required to advance eGlobe to a higher level of competitiveness, our size and growth rate and other factors. The Compensation Committee has obtained the salary surveys of similar companies in the local area. According to the surveys, executive base salaries generally were in the mid range salary levels of similarly sized companies in similar industries.

     Annual Performance Bonuses. During the nine month period ended December 31, 1998, the Compensation Committee placed increased reliance on cash bonuses as a significant portion of compensation for executives. Generally, potential bonuses have ranged up to 50% of a senior executive's annual base salary and are paid on an quarterly or annual basis. The actual amount of a bonus grant is determined based upon performance criteria detailed in written performance goals established based upon discussions between the senior executive and the Company's human resource and/or senior management. Performance criteria include the achievement of financial targets expressed in gross revenues and EBITDA and other criteria based upon the Company's performance and the individual's achievements during the course of the year.

     Salary Increases and Bonus Awards: The Compensation Committee expects that future salary increases and bonuses will be based on performance, either by eGlobe or individual performance by the executive officer.

     Stock Options and Stock Appreciation Rights: The Compensation Committee expects that stock options will continue to play an important role in executive officer compensation. The Compensation Committee has decided not to grant any more tandem stock appreciation rights with stock options. The members of the Committee believe that stock options not only encourage performance by our executive officers but they align the interests of our executive officers with the interests of our stockholders. The number of stock options granted to each senior executive officer is determined subjectively, both at the time we hire that executive and subsequently for performance achievement, based on a number of factors, including the individual's anticipated degree of responsibility, salary level, performance milestones achieved and stock option awards by other similarly sized communications or related companies. Stock option grants by the Compensation Committee generally are under our employee stock option and appreciation rights plan at the prevailing market value and will have value only if our stock price increases. Grants made by the Compensation Committee generally vest in equal annual installments over the five year grant period; executives must be employed by eGlobe at the time of vesting to exercise the options. Option grants to Messrs. Vizas, Smith and Balinger are discussed above under "Employment Agreements and Termination of Employment and Change in Control Arrangements."

     Employment Agreements. The compensation committee has previously authorized the agreements with the named executive officers above under "Employment Agreements and Termination of Employment and Change in Control Arrangements." The compensation committee did not, however, authorize new employment arrangements with any of the named executive officers during the nine months ended December 31, 1998.

                                                     COMPENSATION COMMITTEE
                                                     Christopher J. Vizas
                                                     Edward J. Gerrity, Jr.
                                                     Richard A. Krinsley


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the number and percentage of shares of eGlobe's common stock owned beneficially, as of March 31, 1999, by each Director and executive officer of eGlobe, and by all Directors and executive officers of eGlobe as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address                                        Number of Shares                       Percent of
of Beneficial Owner                                     Owned of Record                       Common Stock
                                                      and Beneficially (1)                  Outstanding (2)
Christopher J. Vizas                                      214,768 (3)                            1.00%
2000 Pennsylvania Avenue, N.W.
Suite 4800
Washington, D.C.  20006

Edward J. Gerrity, Jr.                                    107,150 (4)                              *
7 Sunset Lane
Rye, New York  10580

Anthony Balinger                                           91,043 (5)                              *
CLI Building, Room 2503
313-317 Hennessy Road
Wanchai, Hong Kong

Name and Address                                        Number of Shares                       Percent of
of Beneficial Owner                                     Owned of Record                       Common Stock
                                                      and Beneficially (1)                  Outstanding (2)
David W. Warnes                                            61,000 (6)                              *
1330 Charleston Road
Mountain View, California  94043

Richard A. Krinsley                                       110,182 (7)                              *
201 West Lyon Farm
Greenwich, Connecticut  06831

Martin L. Samuels                                          87,000 (8)                              *
3675 Delmont Avenue
Oakland, California  94605

Donald H. Sledge                                           60,000 (9)                              *
27 Cherry Hills Court
Alamo, CA  94507

James O. Howard                                           35,000 (10)                              *
2601 Airport Drive, Suite 370
Torrance, California  90505

John E. Koonce                                            78,525 (11)                              *
11416 Empire Lane
Rockville, Maryland  20852

Hsin Yen                                                  61,302 (12)                              *
IDX, International
11410 Isaac Newton Square,
Suite 100
Reston, Virginia  20190

Richard Chiang                                            858,292 (13)                           3.87%
Princeton Technology Corporation
2F, No. 233-1, Bao Chiao Road
Hsin Tien, Taipei Hsien, Taiwan, R.O.C.

Allen Mandel                                              52,265 (14)                              *
9362 S. Mountain Brush Street
Highlands Ranch, Colorado  80126

Colin Smith                                               10,000 (15)                              *
4260 E. Evans Avenue
Denver, CO  80222

Name and Address                                        Number of Shares                       Percent of
of Beneficial Owner                                     Owned of Record                       Common Stock
                                                      and Beneficially (1)                  Outstanding (2)
Anne Haas                                                 15,616 (16)                              *
4260 E. Evans Avenue
Denver, CO  80222

All Named Executive Officers and Directors               1,864,343 (17)                          7.22 %
as a Group (14 persons)

----------
*    Less than 1%

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from March 31, 1999. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. This table includes shares of common stock subject to outstanding options granted pursuant to eGlobe's option plans.

(2) For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were deemed not to be outstanding in determining the percentage owned by any other person.

(3) Includes options to purchase 174,768 shares of common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 360,000 shares of common stock which are not exercisable within such period.

(4) Includes 1,100 shares held by Mr. Gerrity as a trustee and options to purchase 96,050 shares of common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 11,331 shares of common stock which are not exercisable within such period.

(5) Includes options to purchase 90,043 shares of common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 31,667 shares of common stock which are not exercisable within such period.

(6) Consists solely of options to purchase common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 10,000 shares of common stock which are not exercisable within such period.

(7) Includes options to purchase 46,000 shares of common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 10,000 shares of common stock which are not exercisable within such period.

(8) Includes options to purchase 30,000 shares of common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 10,000 shares of common stock which are not exercisable within such period.

(9) Consists solely of options to purchase common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 10,000 shares of common stock which are not exercisable within such period.

(10) Consists solely of options to purchase common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 10,000 shares of common stock which are not exercisable within such period.

(11) Consists solely of options to purchase common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 95,000 shares of common stock which are not exercisable within such period.

(12) Includes (i) 57,696 shares of common stock issuable within 60 days from March 31, 1999 upon the conversion of the Series B Convertible Preferred Stock and (ii) warrants to purchase 3,606 shares of common stock owned by HILK International, Inc. of which Mr. Yen is the sole stockholder. Does not include warrants owned by HILK International, Inc. to purchase 72,120 shares of common stock not exercisable within such period.

(13) Includes (i) 807,804 shares of common stock issuable within 60 days from March 31, 1999 upon the conversion of the Series B Convertible Preferred Stock (ii) warrants to purchase 50,488 shares of common stock owned by Chatwick Investments, Ltd., of which Mr. Chiang is the sole stockholder. Does not include warrants owned by Chatwick Investments, Ltd. to purchase 1,009,755 shares of common stock not exercisable with such period.

(14) Includes options to purchase 44,355 shares of common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 75,121 shares of common stock which are not exercisable within such period.

(15) Consists solely of options to purchase common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 81,667 shares of common stock not exercisable within 60 days from May 31, 1998.

(16) Consists solely of options to purchase common stock exercisable within 60 days from March 31, 1999. Does not include options to purchase 21,667 shares of common stock which are not exercisable within such period.

(17) Includes (i) options to purchase 746,581 shares of common stock exercisable within 60 days from March 31, 1999 and (ii) 865,000 shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock within 60 days from March 31, 1999. Does not include (i) options to purchase 968,454 shares of common stock or (ii) warrants to purchase 1,135,969 shares of common stock not exercisable within such period.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the number and percentage of shares of our common stock owned beneficially, as of March 31, 1999, by any person who is known to us to be the beneficial owner of 5% or more of our common stock. Information as to beneficial ownership is based upon statements furnished to us by such persons.

                                                        Number of Shares                       Percent of
Name and Address                                         Owned of Record                      Common Stock
of Beneficial Owner                                   and Beneficially (1)                  Outstanding (2)

Ronald L. Jensen (3)                                        4,555,000                            19.9%
5215 N. O'Connor, #300
Irving, Texas 75039
                                                            2,047,500                            8.75%
Vintage Products, Ltd. (4)
111 Arlosorov Street
Tel Aviv, Israel

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from March 31, 1999. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.

(2) For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(3) Includes 1,555,000 shares of common stock issuable within 60 days from March 31, 1999 upon the conversion of the 8% Series E Cumulative Convertible Redeemable Preferred Stock owned by EXTL Investors LLC ("EXTL Investors"), of which Mr. Jensen and his wife, Gladys Jensen, are the sole members. Does not include (i) 1,052,941 shares of common stock issuable upon conversion of the 8% Series E Cumulative Convertible Redeemable Preferred Stock owned by EXTL Investors and (ii) warrants owned by EXTL Investors to purchase 1,000,000 shares of common stock which may not be issued unless shareholder approval is obtained. These amounts do not reflect warrants to purchase 1,500,000 shares of common stock issued to EXTL Investors in connections with the debt placement completed on April 9, 1999. Mr. Jensen has disclaimed beneficial ownership of all of the shares owned by EXTL Investors in his statement filed with the Company. If none of the shares owned by EXTL Investors were included, then Mr. Jensen would beneficially own 3,000,000 shares (14.06%).

(4) Includes (i) 1,875,000 shares of common stock issuable within 60 days from March 31, 1999 upon the conversion of 8% Series D Cumulative Convertible Preferred Stock and (ii) warrants to purchase 172,500 shares of common stock exercisable within 60 days from March 31, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     In November 1998, we reached an agreement with Mr. Ronald Jensen, who is also our largest shareholder. The agreement concerned settlement of unreimbursed costs and potential claims. Mr. Jensen had purchased $7.5 million of our Common Stock in a private placement in June 1997 and later was elected Chairman of our Board of Directors. After approximately three months, Mr. Jensen resigned his position, citing both other business demands and the challenges of managing our business. During his tenure as Chairman, Mr. Jensen incurred staff and other costs that were not billed to eGlobe. Also, Mr. Jensen subsequently communicated with our current management, indicating there were a number of issues raised during his involvement with eGlobe relating to the provisions of his share purchase agreement which could result in claims against us.

     To resolve all current and potential issues, Mr. Jensen agreed with us to exchange his current holding of 1,425,000 shares of Common Stock for 75 shares of our 8% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), which management estimated to have a fair market value of approximately $3.4 million and a face value of $7.5 million. The terms of the Series C Preferred Stock permit Mr. Jensen to convert the Series C Preferred Stock into the number of shares equal to the face value of the preferred stock divided by 90% of common stock market price, but with a minimum conversion price of $4.00 per share and a maximum of $6.00 per share, subject to adjustment if we issue
Common Stock for less than the conversion price. The difference between the estimated fair value of the Series C Preferred Stock to be issued and the market value of the Common Stock surrendered resulted in a one-time non-cash charge to our statement of operations of $1.0 million in the quarter ended September 30, 1998 with a corresponding credit to stockholders' equity.

     In connection with subsequent issuances of securities which are convertible into or exercisable for our Common Stock, we discussed with Mr. Jensen the extent to which the conversion price of the Series C Preferred Stock should be adjusted downward. The parties agreed to exchange all of the outstanding Series C Preferred Stock (convertible into 1,875,000 shares of Common Stock) for shares of Common Stock, which exchange would have the same economic effect as if the Series C Preferred Stock had been converted into Common Stock with an effective conversion price of $2.50 per share. On February 16, 1999, we agreed to exchange 75 shares of Series C Preferred Stock then held by Mr. Jensen for 3,000,000 shares of Common Stock. The market value of the 1,125,000 incremental shares of common stock will be recorded as a dividend in the first quarter of 1999.

     On December 31, 1998 two officers of the Company each loaned $50,000 to the Company for short term needs. The loans were repaid, including a 1% fee, in February, 1999.

     In February 1999, we concluded a private placement of $5 million with EXTL Investors. We sold 50 shares of our 8% Series E Cumulative Convertible Redeemable Preferred Stock (the "Series E Preferred Stock"), and warrants (the "Series E Warrants") to purchase (i) 723,000 shares of Common Stock with an exercise price of $2.125 per share and (ii) 277,000 shares of Common Stock with an exercise price of $.01 per share to the Jensen affiliate.

     The Series E Preferred Stock agreement allowed for the shares of the Series E Preferred Stock to be redeemed at a redemption price equal to the face value plus accrued dividends, in cash or in

Common Stock, at our option or at the option of any holder, provided that the holder had not previously exercised the convertibility option described, at any time following the date that is five years after we issue the Series E Preferred Stock. On April 9, 1999, in connection with the financing describe below, the holder exercised the convertibility option, as a result, the Series E Preferred Stock is no longer redeemable.

     The shares of Series E Preferred Stock will automatically be converted into shares of our Common Stock, on the earliest to occur of (x) the first date as of which the last reported sales price of our Common Stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series E Preferred Stock is outstanding, (y) the date that 80% or more of the Series E Preferred Stock we have issued has been converted into Common Stock, or (z) we complete a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to us of at least $20 million. The initial conversion price for the Series E Preferred Stock is $2.125, subject to adjustment if we issue Common Stock for less than the conversion price.

     On April 9, 1999, we and our wholly owned subsidiary eGlobe Financing Corporation entered into a Loan and Note Purchase Agreement with EXTL Investors (which, together with its affiliates, is our largest stockholder). eGlobe Financing initially borrowed $7 million from EXTL Investors and we granted EXTL Investors warrants (1/3 of which are presently exercisable) to purchase 1,500,000 shares of our Common Stock at an exercise price of $.01 per share. As a condition to receiving this $7 million loan, we entered into a Subscription Agreement with eGlobe Financing under which we have irrevocably agreed to subscribe for eGlobe Financing stock for an aggregate subscription price of up to $7,560,000 (the amount necessary to repay the loan and accrued interest).

     As part of the Loan and Note Purchase Agreement, EXTL Investors agreed to purchase $20 million of 5% Secured Notes from eGlobe Financing, upon our request, provided that we first obtain any required stockholder approval at our next stockholder meeting. If we issue the Secured Notes to EXTL Investors, we must repay the $7 million initial loan. We also must grant EXTL Investors warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $1.00 per share, although 2/3 of the initial warrants to purchase 1,500,000 shares will expire at that time.

     If eGlobe Financing does not issue Secured Notes for the $20 million after we obtain stockholder approval (or if we do not obtain approval at our next annual stockholder meeting), the $7 million loan must be repaid on the earliest to occur of (i) April 9, 2000, (ii) the date that we complete an offering of debt or equity securities from which we receive net proceeds of at least $30 million or (iii) the occurrence of an event of default. Also, 2/3 of the initial warrants to purchase 1,500,000 shares will become exercisable at that time.

     The Secured Notes, if sold, must be repaid in 36 specified monthly installments commencing on the first month following issuance, with the remaining unpaid principal and accrued interest being due in a lump sum with the last payment. The entire amount becomes due earlier if we complete an offering of debt or equity securities from which we receive net proceeds of at least $100 million (a "Qualified Offering"). The principal and interest of the Secured Notes may be paid in cash. However, up to 50% of the original principal amount of the Notes may be paid in our Common Stock at our option if (i) the closing price of our Common Stock on Nasdaq is $8.00 or more for any 15 consecutive trading days, (ii) we close a public offering of our equity securities at a price of at least $5.00 per share and with gross proceeds to us of at least $30 million, or (iii) we close a Qualified Offering (at a price of at least $5.00 per share, in the case of an offering of equity securities).

     The proceeds of these financings will be used by us to fund capital expenditures relating to our network of IP trunks and intelligent platforms for calling card and unified messaging services, and for working capital and general corporate purposes. The proceeds of the Secured Notes would also be used to repay the $7 million initial loan and our approximately $8 million of senior indebtedness to IDT Corporation.

     If eGlobe Financing issues the Secured Notes, we will transfer substantially all of our operating assets to eGlobe Financing so that EXTL Investors can have a security interest in our assets to secure payment under the Secured Notes. The security interest would be subject to certain exceptions for existing debt and vendor financing. We and our operating subsidiaries would guarantee payment of the Secured Notes.

     EXTL Investors also has agreed, under the Loan and Note Purchase Agreement, to make advances to eGlobe Financing from time to time based upon eligible accounts receivable. These advances may not exceed the lesser of 50% of eligible accounts receivable and the aggregate amount of principal payments made by eGlobe Financing under the Secured Notes. We will guarantee repayment of these advances, which also will be secured by the same security arrangement as the Secured Notes.

     The Loan and Note Purchase Agreement contains several covenants which we believe are fairly customary, including prohibitions on:

     (i) mergers and sales of substantially all assets;

     (ii) sales of material assets other than on an arm's length basis and in the ordinary course;

     (iii) encumbering any of our assets (except for certain permitted liens);

     (iv) incurring or having outstanding indebtedness other than certain permitted debt (which includes certain existing debt and future equipment and facilities financing), or prepaying any subordinated indebtedness; or

     (v) paying any dividends or distributions on any class of our capital stock (other than any dividend on outstanding preferred stock or additional preferred stock issued in the future) or repurchasing any shares of our capital stock (subject to certain exceptions).

     The Loan and Note Purchase Agreement contains several fairly standard events of default, including:

     (i) non-payment of any principal or interest on the $7 million loan or the Secured Notes, or non- payment of $250,000 or more on any other indebtedness;

     (ii) failure to perform any obligation under the Loan and Note Purchase Agreement or related documents;

     (iii) breach of any representation or warranty in the Loan and Note Purchase Agreement;

     (iv)  inability  to pay our debts as they  become  due,  or  initiation  or
consent  to  judicial   proceedings   relating  to  bankruptcy,   insolvency  or
reorganization;

     (vi) dissolution or winding up, unless approved by EXTL Investors; and

     (vi) final judgment ordering payment in excess of $250,000.

                            EXECUTIVE TELECARD, LTD.
                               D/B/A EGLOBE, INC.
                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

a)   1.   The financial  statements are included in Part II, Item 8 beginning at
          Page F-1:

     2.   Financial Statement Schedule

          []   Schedule II Valuation and Qualifying Accounts

b)   Reports on Form 8-K:

     1. A report on Form 8-K dated June 24, 1998 under Item 5 was filed with the Commission on June 24, 1998 to report the signing of the definitive agreement to acquire IDX International, Inc.

     2. A report on Form 8-K dated August 12, 1998 under Item 5 was filed with the Commission on August 12, 1998 to report the signing of the definitive agreement to acquire Connectsoft Communications Corporation.

     3. A report on Form 8-K dated December 17, 1998 under Item 2 was filed with the Commission on December 17, 1998 to report the closing of the acquisition of IDX International, Inc.

     4. A report on Form 8-K dated March 1, 1999 under Item 2 was filed with the Commission on March 1, 1999 to report the closing of the acquisition of Telekey, Inc.


Exhibits:

     2.1 Agreement and Plan of Merger, dated June 10, 1998, by and among Executive TeleCard, Ltd., IDX International, Inc., EXTEL Merger Sub No. 1, Inc. and the stockholders of IDX International, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated June 24, 1998).

     2.2 Consent and Extension, dated August 27, 1998, by and among Executive TeleCard, Ltd., IDX International, Inc., EXTEL Merger Sub No. 1, Inc. and Jeffey Gee, as representative of the stockholders of IDX International, Inc. (Incorporated by reference to Exhibit 2.2 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated December 17, 1998).

     2.3 Amendment No. 2 to Agreement and Plan of Merger, dated October __, 1998, by and among Executive TeleCard, Ltd., IDX International, Inc., EXTEL Merger Sub No. 1, Inc. and the stockholders of IDX
          International, Inc. (Incorporated by reference to Exhibit 2.3 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated December 17, 1998).

     2.4 Agreement and Plan of Acquisition, dated September 30, 1998, by and among Executive TeleCard, Ltd., UCI Tele Networks, Ltd. and United Communications International LLC.

     2.5 Agreement and Plan of Merger, dated February 3, 1999, by and among Executive TeleCard, Ltd., Telekey, Inc., eGlobe Merger Sub No. 2, Inc. and the stockholders of Telekey, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated March 1, 1999).

     3.1 Restated Certificate of Incorporation as amended July 26, 1996 and August 29, 1996 (Incorporated by reference to Exhibit 3.1 in Quarterly Report on Form 10-Q of Executive TeleCard, Ltd. for period ended September 30, 1996).

     3.2 Certificate of Correction to Certificate of Amendment to the Restated Certificate of Incorporation dated July 31, 1998 (Incorporated by reference to Exhibit 3 in Quarterly Report on Form 10-Q of Executive TeleCard, Ltd. for period ended June 30, 1998).

     3.3 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 in Annual Report on Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1998).

     3.4  Amendment to Bylaws.

     4.1 Rights Agreement dated as of February 18, 1997 between Executive TeleCard, Ltd. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations setting forth the terms of the Series A Participating Preference Stock of Executive TeleCard, Ltd. as Exhibit A, the form of right certificate as Exhibit B and the Summary of Rights to Purchase Preference Shares as Exhibit C (Incorporated by reference to Exhibit 1 in Registration Statement on Form 8-A of Executive TeleCard, Ltd. dated February 26, 1997).

     4.2 Form of Letter from the Board of Directors of Executive TeleCard, Ltd. to Stockholders mailed with copies of the Summary of Rights (Incorporated by reference to Exhibit 2 in Registration Statement on Form 8-A of Executive TeleCard, Ltd. dated February 26, 1997).

     4.3 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock of Executive TeleCard, Ltd. (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated December 17, 1998).

     4.4 Form of Warrant by and between Executive TeleCard, Ltd. and each of the stockholders of IDX International, Inc. (Incorporated by reference to Exhibit 4.2 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated June 24, 1998).

     4.5 Forms of Convertible Subordinated Promissory Notes payable to the stockholders of IDX International, Inc. in the aggregate principal amount of $5,000,000 (Incorporated by reference to Exhibit 4.3 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated December 17, 1998).

     4.6 Form of Convertible Subordinated Promissory Note payable to the preferred stockholders of IDX International, Inc. in the aggregate principal amount of $418,024 (Incorporated by reference to Exhibit 4.4 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated December 17, 1998).

     4.7  Forms  of   Promissory   Notes   payable   to  United   Communications
          International LLC in the aggregate principal amount of $2,025,000.

     4.8 Forms of Warrant to purchase shares of common stock of Executive TeleCard, Ltd.

     4.9 Certificate of Designations, Rights and Preferences of 8% Series C Cumulative Convertible Preferred Stock of Executive TeleCard, Ltd.

     4.10 Certificate of Designations, Rights and Preferences of 8% Series D Cumulative Convertible Preferred Stock of Executive TeleCard, Ltd. and Certificate of Correction of Series D Preferred Stock Certificate of Designations.

     4.11 Certificate  of  Designations,  Rights and  Preferences of 8% Series E
          Cumulative   Convertible   Redeemable  Preferred  Stock  of  Executive
          TeleCard, Ltd.

     4.12 Certificate of Designations, Rights and Preferences of Series F Convertible Preferred Stock of Executive TeleCard, Ltd. (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated March 1, 1999).

     4.13 Compensation Agreement dated September 2, 1998 between Executive TeleCard, Ltd., C-Soft Acquisition Corp. and Brookshire Securities Corp., providing a warrant to purchase 2,500 shares of common stock of Executive TeleCard, Ltd.

     4.14 Agreement dated June 18, 1998 by and between Executive TeleCard, Ltd. and Seymour Gordon.

     4.15 Promissory Note in the original principal amount of $1,000,000 dated June 18, 1998 between Executive TeleCard, Ltd. and Seymour Gordon.

     4.16 Warrant to purchase 500,000 shares of common stock of Executive TeleCard, Ltd. dated February 23, 1998 issued to IDT Corporation (Incorporated by reference to Exhibit 10.15 in Annual Report on Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31,
          1998).

     4.17 Promissory Note of C-Soft Acquisition Corp., as maker, and Executive TeleCard, Ltd., as guarantor, payable to Dr. J. Soni in the original principal amount of $250,000 dated September 1, 1998, providing a warrant to purchase 25,000 shares of common stock of Executive TeleCard, Ltd.

     4.18 Form of Warrant to purchase 1,500,000 shares of common stock of Executive TeleCard, Ltd. issued to EXTL Investors LLC.

     10.1 Agreement between Executive TeleCard S.A. (Switzerland) and Telstra Corporation Limited (Australia) for Enhancement of Telecom Australia Calling Card dated August 3, 1993 (Incorporated by reference to
          Exhibit 10.12 in Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1996). This Agreement is subject to a grant of confidential treatment filed separately with the U.S. Securities and Exchange Commission.

     10.2 Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and World Wide Export, Ltd. dated February 28, 1996 (Incorporated by reference to Exhibit 10.20 in Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1996).

     10.3 Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and Seymour Gordon dated February 28, 1996 (Incorporated by reference to Exhibit 10.21 in Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1996).

     10.4 Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and Network Data Systems, Limited dated June 27, 1996 (Incorporated by reference to Exhibit 10.2 in Quarterly Report on Form 10-Q of Executive TeleCard, Ltd. for the period ended June 30, 1996).

     10.5 Settlement Agreement dated April 2, 1998 between Executive TeleCard, Ltd. and parties to In re: Executive TeleCard, Ltd. Securities Litigation, Case No. 94 Civ. 7846 (CLB), U.S.D.C., S.D.N.Y. (Incorporated by reference to Exhibit 10.8 in Annual Report on Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31,
          1998).

      10.6 1995 Employee Stock Option and Appreciation Rights Plan, as amended and restated (Incorporated by reference to Exhibit 10.9 in Annual Report on Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1998).

      10.7 1995 Directors Stock Option and Appreciation Rights Plan, as amended and restated. (Incorporated by reference to Exhibit 10.10 in Annual Report on Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1998).

      10.8 Employment Agreement for Christopher J. Vizas dated December 5, 1997 (Incorporated by reference to Exhibit 10 in Quarterly Report on Form 10-Q of Executive TeleCard, Ltd. for the period ended December 31,
            1997).

      10.9 Employment Agreement for Colin Smith dated February 1, 1998 (Incorporated by reference to Exhibit 10.12 in Annual Report on Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31,
            1998).

      10.10 Employment Agreement for Hsin Yen, as Chief Executive Officer of IDX International, Inc. dated December 2, 1998.

      10.11 Promissory Note dated February 23, 1998 between Executive TeleCard, Ltd. and IDT Corporation (Incorporated by reference to Exhibit 10.14 in Annual Report on Form 10-K of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1998).

      10.12 Contract of Services, dated January 5, 1995, between Executive TeleCard, Ltd. and Telefonos de Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.19 in Annual Report on Form 10-K/A of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1998).

      10.13 Modification Agreement, dated as of June 17, 1996, by and between Executive TeleCard, Ltd. and Telefonos de Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.20 in Annual Report on Form 10-K/A of Executive TeleCard, Ltd. for the fiscal year ended March 31, 1998).

      10.14 Agreement (Facility Lease) dated December 1, 1998 between Swiftcall Equipment and Services (USA) Inc. and Executive TeleCard, Ltd.

      10.15 Form of Promissory Note payable to the former stockholders of Telekey, Inc. in the aggregate principal amount of $150,000. (Incorporated by reference to Exhibit 4.2 in Current Report on Form 8-K of Executive TeleCard, Ltd. dated March 1, 1999).

      10.16 Loan and Note Purchase Agreement dated April 9, 1999 between EXTL Investors LLC, eGlobe Financing Corporation and Executive TeleCard, Ltd.

      10.17 Form of Promissory Note in the original principal amount of $7,000,000 dated April 9, 1999 of eGlobe Financing Corporation payable to EXTL Investors LLC.

      10.18 Subscription   Agreement  dated  April  9,  1999  between  Executive
            TeleCard, Ltd. and eGlobe Financing Corporation.

      21    Subsidiaries of Executive TeleCard, Ltd.

      23    Consent of BDO Seidman, LLP

      27    Financial Data Schedule

      99.1 Section 214 Authorization for Executive TeleCard, Ltd. (Incorporated by reference to Exhibit 10.5 in Form S-1 Registration Statement of Executive TeleCard, Ltd. (No. 33-25572)).

      99.2  Assignment of Section 214 Authorization for IDX International, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EXECUTIVE TELECARD, LTD.

                                   d/b/a eGlobe, Inc.



       Dated:  April 14, 1999    BY: /s/ Anne E. Haas
                                    -----------------------------------
                                                    Anne E. Haas
                                    Vice President, Controller and Treasurer
                                         (Principal Accounting Officer)



Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



       Dated: April 14, 1999     BY: /s/ Christopher J. Vizas
                                    --------------------------------
                                         Christopher J. Vizas
                                 Chairman of the Board of Directors, and Chief
                                 Executive Officer (Principal Executive Officer)

       Dated: April 14, 1999     BY: /s/ Anthony Balinger
                                    --------------------------------
                                              Anthony Balinger,
                                         Vice Chairman and Director

       Dated: April 14, 1999     BY: /s/ Richard Chiang
                                    --------------------------------
                                         Richard Chiang, Director

       Dated: April 14, 1999     BY: /s/ Edward J. Gerrity
                                    --------------------------------
                                         Edward J. Gerrity, Director

       Dated: April 14, 1999     BY: /s/ James O. Howard
                                    --------------------------------
                                         James O. Howard, Director

       Dated: April 14, 1999     BY: /s/ John E. Koonce
                                    --------------------------------
                                                 John E. Koonce,
                                         Director and Chief Financial Officer

       Dated: April 14, 1999     BY: /s/ Richard A. Krinsley
                                    --------------------------------
                                         Richard A. Krinsley, Director

                            Signatures Continued


       Dated: April 14, 1999     BY: /s/ Martin L. Samuels
                                    --------------------------------
                                         Martin L. Samuels, Director

       Dated: April 14, 1999     BY: /s/ Donald H. Sledge
                                    --------------------------------
                                         Donald H. Sledge, Director

       Dated: April 14, 1999     BY: /s/ David W. Warnes
                                    --------------------------------
                                         David W. Warnes, Director

       Dated: April 14, 1999     BY: /s/ Hsin Yen
                                    --------------------------------
                                         Hsin Yen, Director

GLOSSARY

     "ATM" shall mean a commercialized switching and transmission technology that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bits of a standard fifty-three bit-long packet or cell. ATM-based packet transport was specifically developed to allow switching and transmission of mixed voice, data and video (sometimes referred to as "multi-media" information) at varying rates. The ATM format can be used by many different networks, including LANs.

     "Bit" shall mean the smallest unit in data communications.

     "Calling Card Platforms" shall mean interactive call processing platforms from which the Company runs its proprietary routing, application and data access software.

     "Carriers" shall mean providers of telecommunications services locally or between local exchanges on a interstate or intrastate basis.

     "Data packets" shall mean blocks of information being sent or received over a network.

     "800 Services" shall mean toll free services to the person making the call. The call is billed to the recipient.

     "FCC" shall mean Federal Communications Commission.

     "Frame relay" shall mean a high speed, data packet switching service used to transmit digital information, including, but not limited to voice and data between Frame Relay Access Devices (FRADs). Frame relay supports data units of variable lengths at access speeds ranging from 56 kilobits per second to 1.5 megabits per second. "Gateway" shall mean the connection between otherwise incompatible networks, such as technology necessary to translate or convert the code and protocol used by PSTN networks for use on IP networks.

     "IP" or "Internet protocol" shall mean the method of transmission of electronic data typically utilized across the Internet

     "IP fax" shall mean the ability to route fax transmission over a data packet switched network, including the Internet.

     "IP telephony" shall mean the technology and the techniques to communicate via voice, video or image at varying speeds from real-time to time-delayed over a data packet switched network, generally referring to the Internet.

     "IP voice" shall mean the ability to route voice calls over a data packet switched network, including the Internet.

     "ISPs" or "Internet Service Providers" shall mean a vendor who provides access for customers to the Internet and World Wide Web.

     "ISDN" or "Integrated Services Digital Network" shall mean a complex network concept designed to provide a variety of voice, data and digital interface standards. Incorporated into ISDN are many new enhanced services, such as high speed data file transfer, desk top video conferencing, telepublishing, telecommuting, telepresence learning (distance learning), remote collaboration (screened sharing), data network linking and home information services.

     "Kilobit" shall mean one thousand bits of information. The information carrying capacity of a circuit may be measured in "kilobits per second."

     "Low cost routing or transmission" shall mean the use of a carrier's facilities that, based on cost advantages are preferable to use by a carrier of its own facilities.

     "Megabit" shall mean one million bits of information. The information carrying capacity of a circuit may be measured in "megabits per second."

     "Node" shall mean an individual point of origination and termination of data on the network transported using frame relay or similar technology.

     "PIN" or "personal identification number" shall mean a code used by a customer to complete a call with a calling card.

     "Post-paid calling card services" shall mean the service that entitles a customer to make telephone calls by using a telephone card and be billed subsequently for the service. The customer periodically pays for time actually used in the same way a customer would pay for local telephone service from their home. Mobile professionals and other high volume and repetitive users often use these services because the amount of telephone calling time is not limited.

     "Prepaid calling card services" shall mean the service that entitles a customer to purchase in advance a specified amount of telephone calling time. Generally companies sell prepaid telephone cards in many denominations up to $50 and the value of the card decreases as the customer makes calls.

     "PSTN" or "Public Switched Telephone Network" shall mean the world wide voice telephone network available to anyone with a telephone and access privileges.

     "PTTs" or "Postal, Telegraph and Telephone Authorities" shall mean the telephone and telecommunication providers in most foreign countries which are usually controlled by their governments.

     "Remote office services" shall mean technology which enables access from personal computers or telephones to a corporate LAN to enable a mobile professional to access voice, electronic mail and fax messages from outside their office.

     "Switch" shall mean a device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

     "Unified messaging" shall mean a platform which provides a single source access to voice, electronic mail and fax messages.

     "World Direct" shall mean the network over which the Company originates voice traffic in 88 countries and territories and terminates traffic anywhere in the world.