Form 10-Q
period 1999-03-31
EXECUTIVE TELECARD LTD
filed 1999-05-17
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For the Quarter Ended                           Commission File Number
           March 31, 1999                                     1-10210


                            EXECUTIVE TELECARD, LTD.
                               d/b/a eGlobe, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                           13-3486421
--------                                           -----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation of organization)                     Identification No.)

--------------------------------------------------------------------------------
        2000 PENNSYLVANIA AVENUE, NW, SUITE 4800, WASHINGTON, DC, 20006
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (303) 691-2115
                                                     --------------
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes_X                          No

The number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 1999 is 19,922,443 shares, all of one class of $.001 par value Common Stock.

                            EXECUTIVE TELECARD, LTD.
                                  D/B/A EGLOBE
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                                                 PAGE
   PART I    Item 1      Consolidated Financial Statements                                                      -----

                         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                  3 - 4

                         Consolidated Statements of Operations for the three months ended March 31, 1999
                         and 1998                                                                                  5

                         Consolidated Statements of Comprehensive Income (Loss) for the three months ended
                         March 31, 1999 and 1998                                                                   6

                         Consolidated Statements of Cash Flows for the three months ended March 31, 1999
                         and 1998                                                                                7 - 8

                         Supplemental Disclosures of Cash Flow Information                                       9 - 10

                         Notes to Consolidated Financial Statements                                             11 - 32

             Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                             33 - 43

            Item 7A      Quantitative and Qualitative Disclosure About Market Risk                                44

   PART II   Item 1      Legal Proceedings                                                                        45

             Item 2      Changes in Securities                                                                    45

             Item 3      Defaults Upon Senior Securities                                                          45

             Item 4      Submission of Matters to a Vote of Security Holders                                      46

             Item 5      Other Information                                                                        46

             Item 6      Exhibits and Reports on Form 8-K                                                         46

   SIGNATURES                                                                                                     47


                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                                     CONSOLIDATED BALANCE SHEETS
                                      AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                               MARCH 31, 1999        DECEMBER 31, 1998
                                                (UNAUDITED)
----------------------------------------------------------------------------------------

ASSETS

CURRENT:
Cash and cash equivalents                          $ 687,366                $1,407,131
Restricted cash                                      154,842                   100,438
Accounts receivable, less
     allowance of $1,256,728 and
     $986,497 for doubtful accounts                8,376,326                 6,850,872
Other current assets                               1,387,942                   494,186
---------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              10,606,476                 8,852,627

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation
      and amortization of  $14,542,561 and
      $13,648,667                                 13,114,378                13,152,410

GOODWILL AND OTHER INTANGIBLE ASSETS,
     net of accumulated amortization of
      $1,484,262 and $926,465                     16,552,293                12,106,603

OTHER:
     Advances to a non-affiliate (Note 3)          1,473,750                   970,750
     Deposits                                        554,482                   518,992
     Deferred financing and acquisition costs        776,329                   736,071
     Other assets                                     50,708                    50,708

TOTAL OTHER ASSETS                                 2,855,269                 2,276,521
---------------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 43,128,416               $36,388,161
----------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
--------------- ----------------------------------------------------------------

                                                                                MARCH 31, 1999              DECEMBER 31, 1998
                                                                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable                                                              $7,410,995               $5,798,055
     Accrued expenses                                                               4,430,146                6,203,177
     Income taxes payable                                                           1,767,229                1,914,655
     Notes payable, and line of credit principally
            related to acquisitions (Note 5)
                                                                                    5,859,040                6,298,706
     Current maturities of long-term debt (Note 6)                                  8,572,955                8,540,214
     Deferred revenue (Note 4)                                                      1,628,178                  485,804
     Other liabilities                                                                549,007                  567,488
---------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          30,217,550               29,808,099
---------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 6)                                  1,907,435                1,237,344
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  32,124,985               31,045,443
---------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
         8% Series E Cumulative Convertible Redeemable Preferred Stock, $.001
              par value, 125 shares authorized, 50 shares outstanding (Note 7)      5,046,666                       -
---------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
     Preferred stock, all series, $.001 par value, 5,000,000 shares
             authorized (Note 8)                                                        1,511                      501
     Common stock, $.001 par value, 100,000,000 shares authorized,
              19,794,694 and 16,362,966 shares outstanding (Note 8)                    19,794                   16,362
     Additional paid-in capital                                                    40,812,454               33,975,268
     Stock to be issued (Note 8)                                                    1,178,690                        -
     Accumulated deficit                                                          (36,067,959)             (28,566,346)
     Accumulated other comprehensive income (loss)                                     12,275                  (83,067)
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          5,956,765                5,342,718
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY            $43,128,416              $36,388,161
------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS                  THREE MONTHS
                                                                         ENDED                        ENDED
                                                                       MARCH 31,                     MARCH 31,
                                                                         1999                          1998
------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                    $ 8,385,050                 $ 7,539,037

COST OF REVENUE                                                              7,984,752                   4,187,576
------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                   400,298                   3,351,461
------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
       Selling, general and administrative                                   4,660,821                   3,547,077
       Corporate realignment expense                                                 -                     967,715
       Deferred compensation related to acquisitions                           919,320                           -
       Depreciation and amortization                                           893,894                     813,872
       Amortization of goodwill and other intangible assets                    554,746                           -
------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                     7,028,781                   5,328,664
------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                       (6,628,483)                 (1,977,203)
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE:
       Proxy related litigation expense                                              -                 (3,526,874)
       Interest expense related to acquisitions                              (237,925)                           -
       Other interest expense                                                (627,204)                   (717,832)
       Other expense                                                           (8,001)                   (232,309)
------------------------------------------------------------------------------------------------------------------------------
Total other expense                                                          (873,130)                 (4,477,015)
------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                   (7,501,613)                 (6,454,218)
TAXES ON INCOME                                                                      -                   1,500,000
------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                   (7,501,613)                 (7,954,218)
------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (NOTE 8)                                         (3,712,379)                          -
------------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK                                    $(11,213,992)                $(7,954,218)
------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (NOTE 9):
     BASIC                                                               $     (0.63)                   $   (0.46)
     DILUTED                                                             $     (0.63)                   $   (0.46)
------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


--------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED         THREE MONTHS ENDED
                                              MARCH 31,                   MARCH 31,
                                                 1999                       1998
--------------------------------------------------------------------------------------------------
                                             C>

NET LOSS                                    $ (7,501,613)               $(7,954,218)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS          95,342                    (12,277)

COMPREHENSIVE NET LOSS                      $ (7,406,271)               $(7,966,495)

--------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS                THREE MONTHS
                                                                            ENDED                        ENDED
                                                                          MARCH 31,                    MARCH 31,
                                                                             1999                        1998
------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
  Net loss                                                               $ (7,501,613)                 $ (7,954,218)
  Adjustments to reconcile net loss to net cash flows
               used in operating activities:
       Depreciation and amortization                                        1,448,640                       813,872
       Provision for bad debts                                                188,771                       698,910
       Deferred compensation                                                  919,320                             -
       Non-cash interest expense                                              201,956                             -
       Issuance of options and warrants for services                           18,849                       220,000
       Amortization of debt discount                                          304,244                       478,580
       Proxy related litigation expense                                             -                     3,500,000
       Other, net                                                                   -                       137,548
       Changes in operating assets and liabilities:
           Accounts receivable                                             (1,647,773)                     (148,281)
           Other current assets                                              (753,723)                      125,797
           Accounts payable                                                 1,501,781                     1,269,736
           Income taxes payable                                              (147,426)                            -
           Accrued expenses                                                (2,651,483)                       19,160
           Deferred revenue                                                   532,974                             -
           Other liabilities                                                  (37,520)                        1,835
------------------------------------------------------------------------------------------------------------------------------
  CASH USED IN OPERATING ACTIVITIES                                        (7,623,003)                     (837,061)
------------------------------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES:
       Advances to non-affiliate                                             (503,000)                            -
       Purchase of Telekey, net of cash acquired                              (95,287)                            -
       Purchases of property and equipment                                          -                      (239,836)
       Restricted cash                                                         (1,003)                            -
       Deposits                                                               (35,490)                     (180,025)
------------------------------------------------------------------------------------------------------------------------------
  CASH USED IN INVESTING ACTIVITIES                                          (634,780)                     (419,861)
------------------------------------------------------------------------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS                THREE MONTHS
                                                                            ENDED                        ENDED
                                                                           MARCH 31,                    MARCH 31,
                                                                             1999                        1998
------------------------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES:
       Proceeds from notes payable                                           200,000                     6,997,787
       Proceeds from issuance of preferred stock                           8,000,000                             -
       Stock issuance costs                                                 (320,645)                            -
       Deferred acquisition and financing costs                              (40,258)                            -
       Principal payments on notes payable                                  (141,296)                   (7,137,540)
       Payments on capital leases                                           (159,783)                            -
------------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      7,538,018                      (139,753)
------------------------------------------------------------------------------------------------------------------------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (719,765)                   (1,396,675)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,407,131                     3,787,881
------------------------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  687,366                    $2,391,206
------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         1999                 1998
------------------------------------------------------------------------------------------------------------

          Cash paid during the period for:

          Interest                                                     $  85,627       $ 264,993

          Income taxes                                                 $ 128,332        $ 46,759
------------------------------------------------------------------------------------------------------------

          Non-cash investing and financing activities:

          Equipment acquired
             under capital lease
             obligations                                               $ 349,191          $    -
------------------------------------------------------------------------------------------------------------
          Unamortized debt
             discount related to
             warrants                                                  $ 273,105        $ 25,742
------------------------------------------------------------------------------------------------------------
          Common stock to be
             issued for payment of
             debt                                                      $ 200,000          $    -
------------------------------------------------------------------------------------------------------------
          Common stock issued in
             payment of debt                                          $1,023,198          $    -

------------------------------------------------------------------------------------------------------------
          Preferred stock
             dividends                                                $3,712,379          $    -
------------------------------------------------------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                             D/B/A/ EGLOBE, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CON'T) TELEKEY ACQUISITION, NET OF CASH ACQUIRED (NOTE 8)

                                                                                          PERIODS ENDED
                                                                                 MARCH 31,           MARCH 31,
                                                                                    1999               1998
-----------------------------------------------------------------------------------------------------------------

             Working capital deficit, other
                       than cash acquired                                       $ (1,284,060)        $    -
              Property and equipment                                                 481,289              -
              Purchase price in excess of the net assets
                        acquired                                                   5,000,436              -
              Acquired debt                                                       (1,017,065)             -
              Notes payable issued in acquisition                                   (150,000)             -
              Issuance of Series F Convertible
                       Preferred Stock                                                (1,010)             -
              Additional paid-in capital                                          (1,955,613)             -
              Stock to be issued                                                    (978,690)             -
-----------------------------------------------------------------------------------------------------------------
              Net cash used to acquire Telekey                                    $   95,287          $   -
-----------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 1 - Basis of Presentation
--------------------------------------------------------------------------------
            The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
            Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the nine months ended December 31, 1998.

            The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain consolidated financial amounts have been reclassified for consistent presentation. In December 1998, the Company acquired IDX International, Inc. ("IDX"), a supplier of Internet Protocol, ("IP") transmission services, principally to telecommunications carriers, in 14 countries. Also, in December 1998, the Company acquired UCI Tele Network, LTD. ("UCI"), a development stage calling card business with contracts to provide calling card services in Cyprus and Greece. In February 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), a provider of card-based telecommunications services (see Notes 8 and 10).

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

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 2 - Management's Plan
--------------------------------------------------------------------------------

                As of March 31, 1999, the Company had a net working capital deficiency of $19.6 million, which consists of $7.5 million of debt due in August 1999, short-term indebtedness of $5.4 million related to acquisitions, of which $0.6 million is related to the Telekey acquisition in February 1999 and $4.9 million is related to two acquisitions in December 1998. Of this latter amount, up to $4.4 million (plus accrued interest) may be paid, at the Company's sole discretion, by the issuance of common stock.

                On April 9, 1999, the Company entered into a financing commitment totaling $20.0 million with an affiliate of the Company's largest stockholder in the form of long-term debt. This commitment is subject to approval by the Company's stockholders at its annual meeting scheduled to occur in the second calendar quarter of 1999. The Company's management believes that there is a high probability that stockholder approval will be obtained (see Note 11 for additional information on this financing). However, if stockholder approval is not obtained, the Company will be required to pursue additional sources of capital, to repay the indebtedness due in August 1999 of $8.5 million, including accrued interest of approximately $1.0 million, and to support the business plan of the Company.

                Under the terms of this commitment, the lender provided the Company with a $7.0 million unsecured loan, which is due on the earlier of one year or approval of the $20.0 million facility by the stockholders.

                The estimated capital requirements for 1999 needed to meet the Company's pre-existing cash obligations of approximately $12.1 million and to finance its growth plan are approximately $50.0 million. Through April 30, 1999, the Company acquired new funding and commitments in excess of $32.0 million: $10 million from the sale of convertible stock (of which $8.0 million has been received and $2.0 million will be advanced upon registration of the underlying common shares); $20.0 million in committed long-term debt which is subject to stockholder approval (under the commitment the lender has provided a bridge loan of $7.0 million which the Company has drawn down); and $2.0 million or more in vendor financing for network equipment purchases. Assuming that stockholder approval is forthcoming for the

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 2 - Management's Plan (con't)
--------------------------------------------------------------------------------
                long-term debt, these funds should permit the Company to meet a modest baseline growth plan. To achieve the growth, both in the short and long-term, that the business plan anticipates will require additional capital of $18.0 million. The Company anticipates that these cash needs in the latter part of the year will come from (1) a capital market financing of debt or equity in the second half of the year of up to $30.0 million and (2) secured equipment-based financing of up to $10.0 million. Should the Company be unable to raise additional funds from these or other sources, then its plans will be sharply curtailed and its business adversely affected.

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

Note 3 - Advances To A Non-Affiliate
--------------------------------------------------------------------------------
            The Company is in the process of negotiating the acquisition of a company, the primary asset of which is software related to messaging technology. Under the proposed transaction, the purchase price is estimated to be approximately $7.5 million for which the Company will issue preferred stock and assume certain liabilities. The Company's funding requirement for further commercial development of the technology is currently estimated to average $0.4 million per month through the year ending December 31, 1999.

            As of March 31, 1999, the Company had advanced approximately $1.5 million to this software company. Through May 11, 1999, the Company has made additional advances of $0.3 million. The Company owns a non-exclusive license for the technology, the value of which is currently estimated by management to exceed the advances made to date.

            In the event that the proposed transaction does not occur and the Company is unable to use or sell the licensed technology to generate revenues, the Company will evaluate the recoverability of these advances.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 4 - Deferred Revenue
--------------------------------------------------------------------------------

            Some of the Company's card services business is for prepaid cards. The amount billed for these cards is initially recorded as deferred revenue and subsequently recognized as revenue in the statement of operations as the cards are used. Unused amounts that expire are referred to as breakage and are recorded as revenues at the date of expiration.

Note 5 - Notes Payable and Line of Credit Principally Related to Acquisitions
--------------------------------------------------------------------------------

                                                                                         March 31,         December 31,
                                                                                            1999               1998
------------------------------------------------------------------------------------------------------------------------

                  12 %  unsecured  term  note  payable  to an  investor,  net of
                  unamortized   discount  of  $0  and   $26,351,   interest  and
                  principal payable in March 1999.  (1)                                     $250,000         $ 223,649

                  Convertible  subordinated  promissory  note for acquisition of
                  IDX,   interest  and  principal   repaid  March  1999  through
                  issuance of common stock.  (2)                                                   -         1,000,000

                  Convertible  subordinated  promissory  note for acquisition of
                  IDX, interest and principal payable  May 1999.  (2)                        418,024           418,024

                  Convertible  subordinated  promissory  note for acquisition of
                  IDX, interest and principal payable  June 1999.  (2)                     1,500,000         1,500,000

                  Convertible  subordinated  promissory  note for acquisition of
                  IDX, interest and principal payable October 1999.  (2)                   2,500,000         2,500,000

                  8%  promissory  note  for  acquisition  of UCI,  interest  and principal  payable June 1999, net of  unamortized  discount of
                  $21,484 and $42,967.  (3)                                                  478,516           457,033

                  Short-term loan from two officers.                                               -           100,000

                  Short-term note payable to an investor.                                    100,000           100,000

                  Line of credit of Telekey, principal due on demand, interest payable quarterly at a variable rate (8.25% at March 31,
                  1999), expires in October 1999.  (4)                                       500,000                 -

                  Non-interest bearing note for acquisition of Telekey,
                    payable in equal monthly principal payments over
                    one year.  (4)                                                           112,500                 -
-------------------------------------------------------------------------------------------------------------------------
                  Total notes payable and line of credit                                  $5,859,040        $6,298,706
-------------------------------------------------------------------------------------------------------------------------

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------

                         (1) In September 1998, a subsidiary of the Company entered into a bridge loan agreement with an investor for $250,000. The proceeds were advanced to a company that is developing messaging technology. (See Note 3). In connection with this transaction, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.00 per share. The value assigned to the warrants of $26,351 was recorded as a discount to the note and has been amortized through March 31, 1999 as additional interest expense. The warrants expire on September 1, 2003 and as of March 31, 1999, these warrants have not been exercised. The Company is in the process of negotiating with the lender to extend this loan. However, there can be no assurance that such extension will be received.

                         (2) In December 1998, the Company acquired IDX. In connection with this transaction, convertible subordinated promissory notes were issued in the amount of $5.0 million. An additional note of $0.4 million for accrued but unpaid dividends owed by IDX was also issued by the Company and is due May 31, 1999. The notes bear interest at LIBOR plus 2.5% (7.75% as defined). Each of the notes, plus accrued interest, may be paid in cash or shares of the Company's common stock, at the sole discretion of the Company. If the Company elects to pay the notes with common stock, the price of the common stock on the due date of the notes determines the number of shares to be issued. In March 1999, the Company elected to pay the first note, which had a face value of $1.0 million, plus accrued interest, in shares of common stock and issued 431,728 shares of common stock to discharge this indebtedness. In connection with the discharge of this indebtedness, IDX was granted warrants to purchase 43,173 shares of the Company's common stock at a price of $2.37 per share. The warrants expire March 23, 2002. The value assigned to the warrants of $62,341 was recorded as interest expense in March 1999. At March 31, 1999 these warrants have not been exercised. (See Note 8 for further discussion). IDX must meet certain working capital levels at the date of acquisition. To the extent that IDX has a working capital deficiency, as defined, as of the date of acquisition, the Company may reduce the number of shares of the Series B Preferred Stock currently held by the stockholders and may in some circumstances reduce the amount outstanding on the principal balance of the third IDX note.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------

                     (3) On December 31, 1998, the Company acquired UCI. In connection with this transaction, the Company issued a promissory note for $0.5 million bearing interest at 8% due June 27, 1999. In connection with the note, UCI was granted warrants to purchase 50,000 shares of the Company's common stock at a price of $1.63 per share. The warrants expire on December 31, 2003. The value assigned to the warrants of $42,967 was recorded as a discount to the note and will be amortized through June 1999 as additional interest expense. At March 31, 1999, these warrants have not been exercised.

                     (4) On February 12, 1999, the Company acquired Telekey. In connection with this transaction, the Company issued a non-interest bearing note for $0.15 million. (See Notes 8 and 10). Telekey also has a $1.0 million line of credit expiring October 29, 1999 to facilitate operational financing needs. The line of credit is personally guaranteed by previous members of Telekey and is due on demand. Interest is at a variable rate (8.25% at March 31, 1999).

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 6 - Long Term Debt
--------------------------------------------------------------------------------
             At March 31, 1999 and December 31, 1998, long-term debt consisted of the following:

                                                                                          March 31,          December 31,
                                                                                            1999                 1998
-------------------------------------------------------------------------------------------------------------------------------

                     8.875% unsecured term note payable to a
                        telecommunications company, interest and
                        principal payable August 1999, net of
                        unamortized discount of $201,299 and
                        $205,932.  (1)                                                $ 7,298,701          $7,294,068

                      8.875% unsecured term note payable to a
                        stockholder, interest and principal payable
                        December 1999, net of unamortized discount of
                        $50,322 and $45,844.  (2)                                         949,678             954,156

                      8% promissory note for acquisition of UCI,
                        interest and principal payable June 2000.  (3)                    500,000             500,000

                      8% mortgage note, payable monthly, including
                        interest through March 2010, with an April 2010
                        balloon payment; secured by deed of trust on the
                        related land and building.                                        303,617             305,135

                      10% promissory note of Telekey payable to a
                        telecommunication company, interest payable
                        quarterly, principal due in December 2000.  (4)                   453,817                    -

                      Capitalized lease obligations                                       974,577             724,199

--------------------------------------------------------------------------------------------------------------------------
                      Total                                                            10,480,390           9,777,558

                      Less current maturities, net of unamortized
                        discount of $ 251,621 and $251,776                              8,572,955           8,540,214
---------------------------------------------------------------------------------------------------------------------------
                      Total long-term debt                                             $1,907,435          $1,237,344
---------------------------------------------------------------------------------------------------------------------------

                                                        Executive TeleCard, Ltd.
                                                                    d/b/a eGlobe
                                      Notes To Consolidated Financial Statements
                                                                  March 31, 1999
--------------------------------------------------------------------------------


      (1) In February 1998, the Company borrowed $7.5 million from a telecommunications company. In connection with this transaction, the lender was granted warrants to purchase 500,000 shares of the Company's common stock at a price of $3.03 per share. The warrants expire on February 23, 2001. The value assigned to such warrants when granted in connection with the above note agreement was approximately $0.5 million and was recorded as a discount to long-term debt. The discount is being amortized over the term of the note as interest expense. In January 1999, pursuant to the anti-dilution provisions of the loan agreement, the exercise price of the warrants was adjusted to $1.50 per share, resulting in additional debt discount of $0.2 million. This amount is being amortized over the remaining term of the note. At March 31, 1999, these warrants have not been exercised.

      (2) In June 1998, the Company borrowed $1.0 million from an existing stockholder. In connection with this transaction, the lender was granted warrants expiring June 2001 to purchase 67,000 shares of the Company's common stock at a price of $3.03 per share. The stockholder also received as consideration for the loan, the repricing and extension of a warrant for 55,000 shares to be exercisable before February 2001 at a price of $3.75 per share. The value assigned to such warrants, including the revision of terms, of approximately $68,846, was recorded as a discount to the note payable and is being amortized over the term of the note as interest expense. In January 1999, the exercise price of the 122,000 warrants was lowered to $1.5125 per share and the expiration dates were extended through January 31, 2002. The value of $19,480 assigned to the revision in terms has been recorded as additional debt discount and is being amortized to interest expense through December 31, 1999. At March 31, 1999, these warrants have not been exercised.

      (3) On December 31, 1998, the Company acquired UCI. In connection with this transaction, the Company issued a $0.5 million note with 8% interest payable monthly due no later than June 30, 2000.

      (4) On February 12, 1999, the Company acquired Telekey. Telekey has an outstanding promissory note for $0.454 million bearing interest payable quarterly at 10% due on December 31, 2000 to a telecommunication company.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------


Note 7- Series E Cumulative Convertible Redeemable Preferred Stock
--------------------------------------------------------------------------------

                                   In February 1999, the Company issued 50 shares of Series E Cumulative Convertible Redeemable Preferred stock ("Series E Preferred") to an affiliate of Mr. Ronald Jensen, the Company's largest stockholder, for $5.0 million. The Series E Preferred carries an annual dividend of 8%, payable quarterly beginning December 31, 2000. As additional consideration, the Company agreed to issue to the holder three year warrants to purchase 723,000 shares of common stock at $2.125 per share and 277,000 shares of common stock at $0.01 per share. The value assigned to such warrants when granted was approximately $1.1 million and was recorded as a deemed dividend because the Series E Preferred stock was convertible at the election of the holder at the issuance date.

                                   The Series E Preferred holder may elect to make the shares of Series E Preferred stock convertible into shares of common stock (rather than redeemable) at any time after issuance. The Company may elect to make the shares of Series E Preferred stock convertible, but only if (i) it has positive EBITDA for at least one of the first three fiscal quarters of 1999 or (ii) completes a public offering of equity securities for a price of at least $3.00 per share and with gross proceeds to the Company of at least $20 million on or before the end of the third fiscal quarter of 1999. The shares of Series E Preferred stock will automatically be converted into shares of the Company's common stock, on the earliest to occur of (x) the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which the Series E Preferred stock is outstanding, (y) the date that 80% or more of the Series E Preferred stock has been converted into common stock, or (z) the Company completes a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to the Company of at least $20 million. The initial conversion price for the Series E Preferred stock is $2.125, subject to adjustment if the Company issues common stock for less than the conversion price. The shares of the Series E Preferred stock may be

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------

Note 7- Series E Cumulative Convertible Redeemable Preferred Stock (con't)
--------------------------------------------------------------------------------

                           redeemed at a price equal to the liquidation preference ($5.0 million) plus accrued dividends in cash or in common stock, at the Company's option or at the option of any holder, provided that the holder has not previously exercised the convertibility option described above, at any time after February 2004. In connection with a debt placement concluded in April 1999, the Series E Preferred holder elected to make such shares convertible. Accordingly, such shares are no longer redeemable. The Series E Preferred stock will be reclassified to Stockholders' Equity as permanent equity in April 1999.

Note 8- Stockholders' Equity
--------------------------------------------------------------------------------

                           Preferred Stock

                           The Company has authorized 5 million shares of $ .001 par value preferred stock. The following is a summary of the Company's series of preferred stock and the amounts authorized and outstanding at March 31, 1999 and December 31, 1998:

                                     Series  B  Convertible   Preferred   Stock,
                                     500,000 shares authorized and issued and outstanding at both March 31, 1999 and December 31, 1998

                                     8%    Series   C   Cumulative   Convertible
                                     Preferred  Stock, 275 shares authorized,  0
                                     and 75 shares, respectively, issued and outstanding

                                     8%   Series   D   Cumulative    Convertible
                                     Preferred Stock, 125 shares authorized,  30
                                     and  0  shares,  respectively,  issued  and
                                     outstanding    ($3.0   million    aggregate
                                     liquidation preference)

                                     Series   F  Convertible   Preferred  Stock,
                                     2,020,000   authorized,   1,010,000  and  0
                                     shares,     respectively,     issued    and
                                     outstanding

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------


Note 8- Stockholders' Equity (con't)
--------------------------------------------------------------------------------

                            Following is a detailed discussion of each series of preferred stock:

                            Series B Convertible Preferred Stock

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

                            The Company plans to include these requests for the approval of the warrants and additional stock as matters to be voted upon by the stockholders at the next annual meeting. This acquisition has been accounted for under the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The preliminary allocation has resulted in acquired goodwill of $10.9 million that is being amortized on a straight-line basis over seven years. The Company has not completed the review of the purchase price allocation and will determine the final allocation based on appraisals and other information. To the extent that the estimated useful lives of other identified intangibles are less than seven years, the related amortization expense could be greater. In addition, the purchase price allocation has not been finalized pending resolution of several purchase price elements, which are contingent upon the following:

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------


Note 8- Stockholders' Equity (con't)
--------------------------------------------------------------------------------

                    (a)  The  amounts  of  Series  B  Preferred  Stock  and  IDX
                         Warrants to be issued are subject to stockholder approval subsequent to the date of acquisition.

                    (b) IDX's ability to achieve certain revenue and EBITDA (EBITDA represents operating income before interest expense, income taxes, depreciation and amortization) objectives twelve months after the acquisition date may limit the amount of warrants to be granted as well as eliminate the Company's price guarantee as discussed in
                         (d) below.

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

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------



Note 8 - Stockholders' Equity (con't)
--------------------------------------------------------------------------------

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

                    (e) IDX must meet certain working capital levels at the date of acquisition. To the extent that IDX has a working capital deficiency, as defined, as of the date of acquisition, the Company may reduce the number of shares of the Series B Preferred Stock currently held by the stockholders and may in some circumstances reduce the amount outstanding on the principal balance of the third IDX note referred to below.

                    (f) The Company is obligated to pay accrued but unpaid dividends ("Accrued Dividends") on IDX's previously outstanding preferred stock under an interest bearing convertible subordinated promissory note in the principal amount of approximately $0.4 million due May 31, 1999. The Company, however, is entitled to reduce the $2.5 million principal balance of the third IDX Note as discussed below and in Note 5 by the amount of the Accrued Dividends and certain defined amounts unless offset by proceeds from the sale of an IDX subsidiary and a note issued to IDX by an option holder. The Company may also elect to pay this obligation in cash or in shares of common stock.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------



Note 8 - Stockholders' Equity (con't)
--------------------------------------------------------------------------------


                    (g) The IDX Notes consisted of four separate notes payable in cash or common stock at the Company's sole discretion. The notes have varying maturity dates through October 31, 1999. See Note 5 for the terms and conditions of the IDX Notes and discussion of the payment of the $1.0 million promissory note and accrued interest with common stock and warrants in March 1999. Payment of the IDX Notes is subject to adjustment upon the resolution of certain contingencies as discussed above.

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

                  At the acquisition date, the stockholders of IDX received Series B Preferred Stock and warrants as discussed above, which are ultimately convertible into common stock subject to IDX meeting its performance objectives. These stockholders in turn granted preferred stock and warrants, each of which is convertible into a maximum of 240,000 shares of the Company's common stock, to IDX employees. The increase in the market price during the first quarter of 1999 of the underlying common stock granted by the IDX stockholders to certain employees has resulted in a charge to income of $0.3 million. The actual number of common shares issued upon conversion of the preferred stock and warrants will ultimately be determined by stockholder approval, the achievement, by IDX, of certain performance goals and the market price of the Company's stock over the contingency period of up to twelve months from the date of acquisition. The stock grants are performance based and will be adjusted each reporting period (but not below zero) for the changes in stock price until the shares and/or warrants (if and when) issued are converted to common stock.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 8 - Stockholders' Equity (con't)
--------------------------------------------------------------------------------

                  SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

                  In February 1999, the Company issued 3,000,000 shares of common stock in exchange for the 75 shares of outstanding Series C Cumulative Convertible Preferred (convertible into 1,875,000 shares of common stock on the exchange date) to Mr. Ronald Jensen, the Company's largest stockholder. The market value of the 1,125,000 incremental shares of common stock issued was recorded as a preferred stock dividend of approximately $2.2 million with a corresponding credit to paid-in capital. This transaction was contemporaneous with the Company's issuance of Series E Preferred stock to an affiliate of Mr. Jensen, which is discussed in Note 7.

                  SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK

                  In January 1999, the Company issued 30 shares of Series D Cumulative Convertible Preferred Stock ("Series D Preferred") to a private investment firm for $3.0 million. The holder has agreed to purchase 20 additional shares of Series D Preferred stock for $2.0 million upon registration of the common stock issuable upon conversion of this preferred stock. In connection with this transaction, the Company issued warrants to purchase 112,500 shares of common stock with an exercise price of $0.01 per share and warrants to purchase 60,000 shares of common stock with an exercise price of $1.60 per share. The value assigned to such warrants when granted was approximately $0.3 million and was recorded as a discount to the Series D Preferred. The discount is being amortized as a deemed preferred dividend over the period from the date of grant to the date of convertibility of the Series D Preferred into common stock. The Company will issue additional warrants to purchase 75,000 shares of common stock, with an exercise price of $0.01 per share and warrants to purchase 40,000 shares of common stock with an exercise price of $1.60 per share upon the issuance of the 20 additional shares of Series D Preferred stock.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 8 - Stockholders' Equity (con't)
--------------------------------------------------------------------------------

                  The Series D Preferred stock carries an annual dividend of 8%, payable quarterly beginning December 31, 1999. The Company has accrued approximately $53,000 in cumulative Series D Preferred dividends as of March 31, 1999. The shares of Series D Preferred stock are convertible, at the holder's option, into shares of the Company's common stock any time after April 13, 1999 at a conversion price equal to the lesser of $1.60 or, in the case of the Company's failure to achieve positive EBITDA or to close a $20 million public offering by the third fiscal quarter of 1999, the market price just prior to the conversion date. The shares of Series D Preferred stock will automatically convert into common stock upon the earliest of
                  (i) the first date on which the market price of the common stock is $5.00 or more per share for any 20 consecutive trading days, (ii) the date on which 80% or more of the Series D Preferred stock has been converted into common stock, or
                  (iii) the date the Company closes a public offering of equity securities at a price of at least $3.00 per share with gross proceeds of at least $20 million.

                  As additional consideration, the Company agreed to issue to the investor for no additional consideration, additional warrants to purchase the number of shares of common stock equal to $0.3 million (based on the market price of the common stock on the last trading day prior to June 1, 1999 or July 1, 2000, as the case may be), or pay $0.3 million in cash, for each of the following: (i) consummate a specified merger transaction by May 30, 1999, or (ii) achieve, in the fiscal quarter commencing July 1, 2000, an aggregate amount of gross revenues equal to or in excess of 200% of the aggregate amount of gross revenues achieved by the Company in the fiscal quarter ended December 31, 1998.

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

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 8 - Stockholders' Equity (con't)
--------------------------------------------------------------------------------

                  SERIES F CONVERTIBLE PREFERRED STOCK

                  On February 12, 1999, the Company completed the acquisition of Telekey for which it paid: (i) $0.1 million at closing; (ii) issued a promissory note for $0.2 million payable in equal monthly installments over one year; (iii) issued 1,010,000 shares of Series F Convertible Preferred Stock ("Series F Preferred"); and (iv) agreed to issue at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives.

                  The shares of Series F Preferred initially issued will automatically convert into shares of common stock on the earlier to occur of (a) the first date as of which the market price is $4.00 or more for any 15 consecutive trading days during any period that the Series F Preferred stock is outstanding, or (b) July 1, 2001. The Company has guaranteed a price of $4.00 per share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred, subject to Telekey's achievement of certain defined revenue and EBITDA objectives. If the market price is less that $4.00 on December 31, 1999, the Company will issue additional shares of common stock upon conversion of the Series F Preferred based on the ratio of $4.00 to the market price, but not more than an aggregate of 600,000 additional shares of common stock. The Series F Preferred carries no dividend obligation.

                  This acquisition has been accounted for using the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The preliminary allocation has resulted in acquired goodwill of $5.0 million that is being amortized over seven years. The purchase price allocation has not been finalized pending resolutions of several purchase price elements, which are contingent upon the following:

           (a) Telekey's ability to achieve certain revenue and EBITDA objectives two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years) may limit the amount of additional shares to be issued (with at least 505,000 being issued and up to additional 1,010,000 shares of Series F Preferred being issued) as well as eliminate the Company's price guarantee as discussed in (b) below.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 8 - Stockholders' Equity (con't)
--------------------------------------------------------------------------------

              (b) The Company has guaranteed a price of $4.00 per common stock share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred Stock, subject to Telekey's achievement of certain defined revenue and EBITDA objectives. It the market price is less than $4.00 on December 31, 1999, the Company will issue additional shares of common stock upon the conversion of the Series F Preferred Stock based on the ratio of $4.00 to the market price, but not more than an aggregate of 600,000 additional shares of common stock.

             Based on the contingent purchase price elements as listed above, goodwill associated with the acquisition may materially increase when these contingencies are resolved.

             The holders of the Series F Preferred Stock are not entitled to dividends unless declared by the Board of Directors. The shares of Series F Preferred Stock are not redeemable. Further, the Company has agreed to register for resale the shares of common stock, underlying the conversion rights of the holders of the Series F Preferred Stock.

             At the acquisition date, the stockholders of Telekey received Series F Preferred Stock, which are ultimately convertible into common stock. In addition, the stockholders may receive additional shares of Series F Preferred Stock subject to Telekey meeting its performance objectives. These stockholders in turn granted a total of 240,000 shares of eGlobe common stock to certain Telekey employees. Of this total, 60,000 shares will be issued only if Telekey meets certain performance objectives. As of March 31, 1999, the value of the underlying non-contingent 180,000 shares of common stock granted by the Telekey stockholders to certain employees has resulted in a charge to income of $0.6 million. The stock grants are performance based and will be adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares are issued to the employees.


           Common Stock

           As discussed earlier, in February 1999, the Company issued 3,000,000 shares of common stock in exchange for the 75 outstanding shares of Series C Preferred stock.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 8 - Stockholders' Equity (con't)
--------------------------------------------------------------------------------

               In March 1999, the Company elected to pay the IDX $1.0 million promissory note and accrued interest with shares of common stock. The Company issued 431,728 shares of common stock and warrants to purchase 43,173 shares of common stock to discharge this indebtedness. In addition, the Company agreed to repay a $200,000 note payable and related accrued interest with 125,000 shares of common stock to be issued subsequent to quarter end. In connection with this transaction, the Company also issued 80,000 five-year warrants to purchase common shares at an exercise price of $1.60. See Note 6 for further discussion.

Note 9 - Basic Net Loss Per Share of Common Stock
--------------------------------------------------------------------------------

           Earnings per share are calculated in accordance with "SFAS" No. 128, "Earnings Per Share". The net loss of $11,213,992 attributable to common stock for the three months ended March 31, 1999, includes preferred stock dividends of $3,712,379. For the three months ended March 31, 1998, the Company had no preferred stock dividends. The weighted average shares outstanding for calculating basic earnings
           (loss) per share were 17,873,564 and 17,346,766 for the three months ended March 31, 1999 and 1998, respectively. Common stock options and warrants of 413,889 and 282,595 for the three months ended March 31, 1999 and 1998, respectively, were not included in diluted earnings
           (loss) per share as the effect was antidilutive due to the Company recording a loss for the periods presented.

           Options and warrants to purchase 1,135,906 shares of common stock at exercise prices from $2.25 to $6.61 per share were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per (loss) share for the three months ended March 31, 1999 because the exercise prices were greater than the average market price of the common shares during that period. Options and warrants to purchase 629,702 shares of common stock at exercise prices from $3.50 to $6.98 per share were outstanding at March 31, 1998 but were not included in the computation of diluted (loss) earnings per share for the three months ended March 31, 1998 because the exercise prices were greater than the average market price of the common shares during that period.

           In addition, convertible preferred stock and convertible subordinated promissory notes convertible into 9.1 million shares of common stock were not included in diluted earnings (loss) per share for the three months ended March 31, 1999 due to the loss for the period.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 10 - Acquisitions
--------------------------------------------------------------------------------

                   On February 12, 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), for which it paid: (i) $0.1 million at closing; (ii) issued a promissory note for $0.2 million payable in equal monthly installments over one year;
                   (iii) issued 1,010,000 shares of Series F Convertible Preferred Stock ("Series F Preferred"); and (iv) agreed to issue at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives. See
                   Note 8 for further discussion.

                   As discussed in Notes 5 and 8, the Company acquired IDX on December 2, 1998 and UCI on December 31, 1998. The results of operations for these two acquisitions are included in the consolidated results of operations for the three months ended March 31, 1999.

                   The following unaudited pro forma consolidated results of operations are presented as if the IDX, UCI, and the Telekey acquisitions had been made at the beginning of the periods presented. Since Telekey was acquired in February 1999, the Company has included Telekey's January 1999 results in its pro forma results of operations for the three months ended March 31, 1999 for comparative purposes.

                                            Pro Forma Results for the
                                           Three Months Ended March 31,
                                           1999                    1998
--------------------------------------------------------------------------------

      Net revenue                        $ 8,575,172          $ 9,466,659

      Net loss                          $ (7,592,704)       $ (10,117,044)

      Net loss attributable to
       common stock                     $(11,305,083)       $ (10,117,044)

      Net loss per share                 $    ( 0.54)          $    (0.50)

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 11 - Subsequent Events
--------------------------------------------------------------------------------

                 FINANCING COMMITMENT

                 In April 1999, the Company received a financing commitment of $20.0 million in the form of long-term debt from an affiliate of its largest stockholder ("Lender"). This financing is subject to stockholder approval; but under the terms of the Loan and Note Purchase Agreement ("Agreement"), the Company initially received an unsecured loan ("Loan") of $7.0 million bearing interest at 8% payable monthly with principal due April 2000. As additional consideration, the Lender received warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.01 per share, of which 500,000 warrants are immediately exercisable and 1,000,000 warrants are exercisable only in the event that the stockholders do not approve the $20.0 million facility or the Company elects not to draw it down.

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

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Note 11 - Subsequent Events (con't)
--------------------------------------------------------------------------------

                 The Agreement contains certain debt covenants and restrictions by and on the Company.

                 LITIGATION

                 The Company is a defendant in an action brought by a Colorado reseller of transmission services. The lawsuit arises out of a transaction wherein the plaintiff and the Company contemplated forming a limited liability company for purposes of developing sales opportunities generated by the plaintiff. The Company and the plaintiff were unable to arrive at a definitive arrangement and plaintiff sued, claiming breach of a noncircumvention agreement. The parties have agreed in principle, to a settlement, which is being documented presently. In the event that settlement does not go forward, the Company will defend this action and believes that, ultimately, it will prevail.

                 A former officer of the Company who was terminated in the fall of 1997 filed suit against the Company in July 1998. The executive entered into a termination agreement. The Company made the determination that there were items which the executive failed to disclose to the Company and, therefore, the Company ceased making payments to the executive pending further investigation. The executive sued claiming employment benefits including expenses, vacation pay and rights to options. The parties have agreed in principle, to a settlement which is being documented presently. In the event that settlement does not go forward, the Company will defend this action and believes that, ultimately, it will prevail.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "believes," "anticipates," "expects" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's business operations, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as the rapid technological and market changes that create significant business risks in the market for the Company's services, the intensely competitive nature of the Company's industry and the possible adverse effects of such competition, the Company's need for significant additional financing and the Company's dependence on strategic relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the risk factors set forth under the caption "The Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        RESULTS OF OPERATIONS

        OVERVIEW Due to a change in fiscal year end, the quarter ended March 31, 1999 was the first quarter of fiscal 1999. During this quarter, the Company experienced its first real growth in its business in several quarters. Revenue increased from approximately $6.8 million in the immediately previous quarter ending December 31, 1998, to $8.4 million in this quarter. Revenue in the year earlier quarter was approximately $7.5 million. At the same time, and in key part as a result of the Company's renewed development of the business, the Company experienced substantially greater costs of revenue and expenses. In addition, the Company incurred a number of non-cash charges to income related primarily to three acquisitions completed in December 1998 and February 1999, principally goodwill amortization and deferred compensation expense. The quarter ended March 31, 1998, included a number of charges to income resulting from the review and restructuring process initiated by new management.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------

        On an operating basis, the Company experienced anticipated increases in costs of revenue relating to leases of capacity and other upfront costs necessary to support new business arrangements and contracts, as well as anticipated increases in expenses relating to the operational needs of new contracts and contracts that are expected to be concluded later in 1999. The Company also experienced a net, non-recurring margin loss of approximately $1.0 million related to pricing decisions on new contracts designed to build toward a profitable long term revenue stream. Management views these costs and expenses as the Company's investment in the future.

        Primarily as a result of the increased costs and expenses and the non-cash charges, the Company incurred a net loss of $7.5 million for the quarter ended March 31, 1999 compared to a net loss of $8.0 million for the quarter ended March 31, 1998. The table below shows a comparative summary of certain significant charges to income in both periods which affected the reported net loss:

                                                          (in millions)
                                                     Quarter Ended March 31,
                                                     1999               1998
--------------------------------------------------------------------------------
         Acquisition - related:
              Goodwill amortization                $  0.5               $   -
              Deferred compensation,
                to employees of acquired
                companies                             0.9                   -
         Warrant issuances and anti-
              dilution adjustments associated
              with debt                               0.5                 0.5
         Proxy-related litigation settlement
              costs                                     -                 3.5
         Additional income tax provision                -                 1.5
         Allowance and write-offs for bad
              debts                                   0.2                 0.7
         Corporate realignment costs                    -                 1.0
                                                  -------              -------
                                                  $   2.1              $  7.2
                                                  -------              -------

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------

          After deducting these items, the loss for first quarter of 1999 was $5.4 million (1998 - $0.8 million), which included charges for depreciation and amortization of property and equipment of $0.9 million (1998 - $0.8 million). Included in the first quarter 1999 loss are operating losses, excluding depreciation and amortization, of its newly acquired subsidiaries, IDX, UCI and Telekey, totaling approximately $1.4 million.

          Contemporaneous with the issuance of convertible preferred stock in February 1999 to an affiliate of the Company's largest stockholder (See Notes 7 and 8 to the Consolidated Financial Statements), the Company issued shares of common stock in exchange for convertible preferred stock held by this investor. The value of the incremental shares of common stock issued compared to the shares issuable upon conversion of the preferred stock was recorded during the first fiscal quarter of 1999 as a preferred stock dividend of $2.2 million with a corresponding credit to stockholders' equity. Additionally, the values of the warrants issued with the two first quarter preferred stock financings described below are being amortized as deemed preferred stock dividends. For the quarter ended March 31, 1999, preferred dividends of $1.5 million were recorded comprising both deemed and accrued dividends. After giving effect to these dividends of $3.7 million, the net loss attributable to holders of common stock was $11.2 million.

          REVENUE
          For the first quarter of 1999 revenue increased to $8.4 million compared to $7.5 million for the first quarter of 1998 (and compared to $6.8 million in the immediately prior quarter ending December 31,
          1998). Of this amount, $3.4 million was derived from "legacy" customers, meaning customers who were in place prior to the second quarter of 1998.

          Contracts and business arrangements entered into in the last nine months generated $5.1 million, including $2.3 million from the Company's newly acquired subsidiaries, IDX and Telekey, which are expected to generate additional growth in future reporting periods. In particular, IDX is in the process of completing the IP transmission facilities for several new contracts signed with existing eGlobe customers and with new customers.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------
          GROSS PROFIT
          Gross profit was $0.4 million for the first quarter of 1999 versus $3.4 million for the first quarter of 1998. Anticipated increases in the costs of revenue relating to leases of capacity and other upfront costs necessary to support new business was a key element of this margin difference. Also reflected in the difference are pricing decisions which lead to large negative margins on some card services contracts - negative margins which management expects will be non-recurring. Some margin loss was experienced on a major card services contract due to pricing decisions designed to establish a larger and more profitable long term revenue stream. Initial results for April 1999 indicate that positive margins are now being achieved on the business. Management will monitor the progress towards higher margin contributions and reflect that in future pricing policy.

          Another factor in this decline is related to new IDX contracts where there are substantial delays between the time at which costs are incurred for new IP transmission facilities and the actual turn-up of traffic for the customer. These up-front costs are charged primarily to cost of revenue and as a result substantially and adversely affect margins during the initial period of service to a new customer.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")
          These expenses totaled $4.6 million for the first quarter of 1999 compared to $3.5 million for the first quarter of 1998 (and $5.0 million for the fourth quarter of 1998). Included in the 1999 amount is a provision for doubtful accounts of $0.2 million (1998 - $0.7 million).

          Excluding these charges, SG&A was $4.4 million in the first quarter of 1999 compared to $2.8 million for 1998. The increase is mainly due to the inclusion in the first quarter of 1999 of the operating results of the newly acquired subsidiaries for which SG&A expenses principally, employee compensation and other overheads, were $0.9 million. Also contributing to the increase are higher personnel costs resulting from recruitment and upgrading of management, additions to the marketing and sales staff, and some staffing to support new and anticipated contracts which occurred during calendar 1998.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------
          DEFERRED COMPENSATION
          These non-cash charges totaled $0.9 million for the first quarter of 1999 relate to stock allocated to employees of acquired companies by their former owners out of the acquisition consideration paid by the Company. Under SEC rules such transactions, adopted by the acquired companies prior to acquisition, require the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity, and to continue to record the effect of subsequent changes in the market price of the issuable stock until actual issuance. Accordingly, deferred compensation in future reporting periods will increase or decrease based on changes in the market price of the Company's common stock.

          DEPRECIATION AND AMORTIZATION EXPENSE
          These expenses increased from $0.8 million in the first quarter of 1998 to $1.4 million in the first quarter of 1999, principally due to a $0.6 million charge for goodwill amortization on the three acquisitions concluded recently.

          PROXY RELATED LITIGATION EXPENSE
          In the quarter ended March 31, 1998, the Company recorded a $3.5 million charge for the value of stock issued in connection with the settlement of stockholder class action litigation.

          INTEREST  EXPENSE
          Interest expense totaled $0.9 million for the first quarter of 1999 compared to $0.7 million in 1998. This increase was due to interest expense related to acquisitions.

          TAXES ON INCOME
          In the quarter ended March 31, 1998, the Company recorded a $1.5 million provision for income taxes based on the initial results of a restructuring study which identified potential international tax issues. No provision was required for the first quarter of 1999.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------
          LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA
          Management has launched an aggressive growth plan for 1999 and intends to pursue that plan into the foreseeable future. A result of that plan will be increasing cash demands and the need for aggressive cash management. To accomplish all that it seeks to do, management will have to acquire significant financing, some of which it has already achieved in the first and second quarter of 1999.

          Cash and cash equivalents were $0.7 million at March 31, 1999 compared to $1.4 million at December 31, 1998. Accounts receivable, net, increased by $1.5 million during the first quarter mainly due to higher revenues. Accounts payable and accrued expenses totaled $11.8 million at March 31, 1999 ($12.0 million at December 31, 1998) resulting principally from deferrals of payments to certain vendors, accruals for interest costs on debt payable only at maturity and the assumption of approximately $0.8 million of such liabilities in the Telekey acquisition. Cash outflows from operating activities for the three month period ended March 31, 1999 totaled $7.6 million, compared to outflows of $0.8 million for the quarter ended March 31, 1998.

          There was a net working capital deficiency of $19.6 million at March 31, 1999 compared to $21.0 million at December 31, 1998.

          In the three-month period ended March 31, 1999, the Company made other investments, principally advances totaling $0.5 million to the unified messaging company which provides the software upon which the Company is basing its new messaging service and for which the Company is considering an acquisition (see Note 3 to the Consolidated Financial Statements). Cash generated from financing activities totaled $7.5 million during the three month period ended March 31, 1999, mainly due to proceeds of $8.0 million from financings described below.

          In January and February, 1999, the Company entered into two separate financing transactions through the issuance of preferred stock and warrants totaling $10.0 million (see Notes 7 and 8 to the Consolidated Financial Statements). Proceeds from these financings through March 31, 1999 are $8.0 million with the remaining $2.0 million to be received upon registering the underlying common stock issuable on conversion. Substantially all of the proceeds from these financings have been used during the first quarter of 1999 to meet the capital expenditure and working capital requirements of the business.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------

          In February  1999,  the Company  acquired  Telekey,  a  communications services company, with a card based range of services including calling, e-mail, voicemail and other features which will be incorporated in the expanded service offerings of the Company. Telekey was acquired for cash, short-term notes of $0.2 million and convertible preferred stock. See Notes 8 and 10 to the Consolidated Financial Statements.

          In April 1999, the Company obtained a financing commitment in the form of long-term debt totaling $20.0 million from an affiliate of the Company's largest stockholder. This commitment is subject to stockholder approval (see Note 11 to the Consolidated Financial Statements). In addition, the lender provided a loan of $7.0 million with a term of one year which is intended to serve as a bridge to stockholder approval or the acquisition of other financing.

          CURRENT FUNDING REQUIREMENTS
          The Company has the following estimated firm cash obligations and requirements during the remainder of calendar 1999:

                                                               (in millions)
       Repayment of loans due August and                            $ 9.5
           December  1999, including  interest
       Payment of promissory note issued in                           0.5
           connection with acquisition
       Payment of estimated tax obligations related                   0.7
           to prior years
       Y2K compliance program (see below)                             1.0
                                                                    --------
                                                                    $11.7
                                                                    ========

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------
          Through April 30, 1999 the Company has acquired new funding and commitments in excess of $32.0 million: $10.0 million from the sale of convertible stock (of which the $8.0 million has been received and $2.0 million will be advanced upon registration of the underlying common shares); $20.0 million in committed long-term debt which is subject to stockholder approval (under the commitment, the Lender has provided a bridge loan of $7.0 million which the Company has drawn down); and $2.0 million or more in vendor financing for network equipment purchases. Assuming that stockholder approval is forthcoming for the long-term debt, these funds might permit the Company to meet a modest baseline growth plan. To achieve the growth, both short and long-term, that management is targeting, however, will require additional capital. The plan under which the Company is currently operating requires cash in the second half of the year which the Company anticipates will come from (1) a capital markets financing of debt or equity in the second half of the year of up to $30.0 million, and (2) secured equipment-based financing of up to $10.0 million.

          The Company's full year 1999 growth plan contemplates, in addition to the firm cash obligations noted above additional capital needs of up to $38.0 million (including expenditures for the first quarter which, as noted above, used most of the $8.0 million in proceeds from the sale of convertible stock). Most of these funds will be used for network expansion and upgrade, for the extension of the line of services, for a few key acquisitions and investments, and, in particular, for the launch of new services, such as the messaging service. If significantly less capital is available, plans will need to be curtailed, negatively affecting growth, particularly the launch of new services.

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

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------

          TAXES
          During 1998, the Company undertook a study to simplify its organizational and tax structure and identified potential international tax issues. In connection with this study, the Company determined that it had potential tax liabilities and recorded an additional tax provision of $1.5 million in the year ended March 31, 1998 to reserve against liabilities which could have arisen under the existing structure. The Company initiated discussions with the Internal Revenue Service ("IRS") related to the U. S. Federal income tax issues identified by the study and filed with the IRS returns for the Company for the years ended March 31, 1991 through 1998 reflecting these findings. Neither the eventual outcome of these matters or of any other issues can be predicted with certainty. However, based on recent communications with the IRS, the Company believes that the tax reserve as of March 31, 1999 reflects a conservative position on potential U.S. and international exposures.

          EFFECT OF INFLATION
          The Company believes that inflation has not had a material effect on the results of operations to date.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------
          ACCOUNTING PRONOUNCEMENTS AND YEAR 2000 ISSUES

          RECENT ACCOUNTING PRONOUNCEMENTS
          The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is currently not applicable to the Company.

          YEAR 2000 ISSUES

          The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Issue" or "Y2K Issue" arises because many computer and hardware systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond the year 1999, which may cause errors in information or system failures. Assessments of the potential effects of the Y2K issue vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Because the Company uses Unix-based systems for its platforms and operating systems to deliver service to customers, the Company believes material modifications may not be required to ensure Y2K compliance. However, the Company is in the process of assessing and testing the software resident on all its system hardware to validate this assertion and anticipate that testing will be completed by June 1999. The Company is in various stages of its analysis, assessment, planning and remediation and is using internal and external resources to identify, correct or reprogram, and test the computer system for Y2K compliance. The Company anticipates completing all reprogramming efforts, including testing, by June 1999. Management is continuing to update and evaluate the financial impact of Y2K compliance and expects that total costs will not exceed $1.0 million. The Company is proceeding with an internal certification process of its propriety systems (e.g. Calling card and billing systems). The Company intends to use external sources as necessary to validate our certification of these critical systems. No material costs have been incurred during the three month period ended March 31, 1999 and management estimates that the Company will incur most of the costs during the remainder of 1999.

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (con't)
--------------------------------------------------------------------------------

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

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
 ITEM 7A - Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------
          The Company measures its exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including:
          Closing exchange prices, volatility factors and the time value of money. At March 31, 1999, the Company was exposed to some market risk through interest rates on its long-term debt and preferred stock and foreign currency. At March 31, 1999, the Company's exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Expenses (Income)."

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
 Item 1  Legal Proceedings
--------------------------------------------------------------------------------

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

               The Company is a defendant in an action brought by a Colorado reseller of transmission services. The lawsuit arises out of a transaction wherein the plaintiff and the Company contemplated forming a limited liability company for purposes of developing sales opportunities generated by the plaintiff. The Company and the plaintiff were unable to arrive at a definitive arrangement and plaintiff sued, claiming breach of a noncircumvention agreement. The parties agreed in principle, to a settlement which is being documented presently. In the event that settlement does not go forward, the Company will defend this action and believes that, ultimately, it will prevail. The Company is defending this action vigorously and believes that it ultimately will prevail.

               A former officer of the Company who was terminated in the fall of 1997 filed suit against the Company in July 1998. The executive entered into a termination agreement. The Company made the determination that there were items which the executive failed to disclose to the Company and, therefore, the Company ceased making payments to the executive pending further investigation. The executive sued claiming employment benefits including expenses, vacation pay and rights to options. The parties agreed in principle, to a settlement which is being documented presently. In the event that settlement does not go forward, the Company will defend this action and believes that, ultimately, it will prevail. The Company is defending this action vigorously and believes that it ultimately will prevail.

Item 2                      Changes in Securities
--------------------------------------------------------------------------------
                                      None

Item 3                      Defaults upon Senior Securities
--------------------------------------------------------------------------------
                                      None

                                                        EXECUTIVE TELECARD, LTD.
                                                                    D/B/A EGLOBE
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
Item 4                      Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
                                      None

Item 5                      Other Information
--------------------------------------------------------------------------------
                                      None

Item 6                      Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------
                            a) Exhibits
                               27.  Financial  Data Schedule
                            b) Reports on  Form 8-K/A
                                     (i)  A  report  on  Form   8-K/A   dated
                                          February  12, 1999 under Item 2 was
                                          filed with the  Commission on March
                                          1, 1999 to report  the  acquisition
                                          of Telekey, Inc.

                         SIGNATURES




Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                            EXECUTIVE TELECARD, LTD.
                                                          (Registrant)



Date:  May 17, 1999                               By: /s/ Anne Haas
                                                --------------------------------
                                                          Anne Haas
                                                     Controller, Treasurer
                                                (Principal Accounting Officer)

Date:  May 17, 1999                               By: /s/ John E. Koonce, III
                                                 -------------------------------
                                                      John E. Koonce, III
                                                    Chief Financial Officer

Date:  May 17, 1999                                By: /s/ Christopher J. Vizas
                                                 -------------------------------
                                                      Christopher J. Vizas
                                                    Chairman of the Board of
                                                         Directors, and
                                                    Chief Executive Officer
                                                 (Principal Executive Officer)