Form 10-Q
period 1999-06-30
EGLOBE INC
filed 1999-08-16
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended                              Commission File Number

           June 30, 1999                                         1-10210

                                  EGLOBE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                         13-3486421
--------                                         ----------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation of                              Identification No.)
organization)


              1250 24TH STREET, NW, SUITE 725, WASHINGTON, DC 20037
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:        (202) 822-8981
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


The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1999 is 20,064,043 shares, all of one class of $.001 par value Common Stock.

                                  EGLOBE, INC.
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                                                                           PAGE
                                                                                                                           ----
  PART I         Item 1      Consolidated Financial Statements

                             Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                         3 - 4

                             Consolidated Statements of Operations for the three months ended June 30, 1999
                             and 1998                                                                                        5

                             Consolidated Statements of Comprehensive Income (Loss) for the three months
                             ended June 30, 1999 and 1998                                                                    6

                             Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998           7

                             Consolidated Statement of Comprehensive Income (Loss) for the six months
                             ended June 30, 1999 and 1998                                                                    8

                             Consolidated Statements of Cash Flows for the six months
                             ended June 30, 1999 and 1998                                                                  9 - 10

                             Supplemental Disclosures of Cash Flow Information                                            11 - 12

                             Notes to Consolidated Financial Statements                                                   13 - 38

                 Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                             Operations                                                                                   39 - 46

                 Item 7A     Quantitative and Qualitative Disclosure About Market Risk                                       47

  PART II        Item 1      Legal Proceedings                                                                               47

                 Item 2      Changes in Securities                                                                           47

                 Item 3      Defaults Upon Senior Securities                                                                 47

                 Item 4      Submission of Matters to a Vote of Security Holders                                          48 - 49

                 Item 5      Other Information                                                                               50

                 Item 6      Exhibits and Reports on Form 8-K                                                             50 - 51

 SIGNATURES                                                                                                                  52


                                                                                                                        EGLOBE, INC.
                                                                                                         CONSOLIDATED BALANCE SHEETS
                                                                                           AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                     PRO FORMA
                                                                 JUNE 30, 1999
                                                                   (UNAUDITED)      JUNE 30, 1999
                                                                     (NOTE 12)        (UNAUDITED)       DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT:

     Cash and cash equivalents                                    $5,699,870         $ 2,201,681           $1,407,131
     Restricted cash                                                 155,843             155,843              100,438
     Accounts receivable, less                                     8,244,941           8,244,941            6,850,872
          allowance of $1,438,057, $1,438,057
          and $986,497 for doubtful accounts
     Other current assets                                          1,383,648           1,383,648              494,186
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              15,484,302          11,986,113            8,852,627

PROPERTY AND EQUIPMENT,                                           18,257,682          13,320,682           13,152,410
     net of accumulated depreciation
            and amortization of $15,901,656,
            $15,407,956 and $13,648,667

GOODWILL, net of accumulated
      amortization of  $1,471,868,                                16,844,152          16,844,152           11,865,142
       $1,471,868, and $140,391

OTHER INTANGIBLE ASSETS,                                          10,632,035          10,632,035              241,461
      net of accumulated amortization of
            $1,043,552, $1,043,552 and $786,074

OTHER:
     Advances to a non-affiliate (Note 4)                                  -                   -              970,750
     Deposits                                                        677,502             677,502              518,992
     Deferred financing and acquisition costs                        393,620             483,620              736,071
     Other assets                                                    399,787             399,787               50,708
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                 1,470,909           1,560,909            2,276,521

------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $62,689,080        $ 54,343,891          $36,388,161
------------------------------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                                                        EGLOBE, INC.
                                                                                                         CONSOLIDATED BALANCE SHEETS
                                                                                           AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                      PRO FORMA
                                                                    JUNE 30, 1999
                                                                     (UNAUDITED)            JUNE 30, 1999
                                                                      (NOTE 12)              (UNAUDITED)        DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable                                                  $ 7,979,873             $ 7,572,873              $ 5,798,055
     Accrued expenses                                                    7,710,682               8,777,399                6,203,177
     Income taxes payable                                                1,319,410               1,319,410                1,914,655
     Notes payable and line of credit principally                        1,275,000               5,693,024                6,298,706
            related to acquisitions (Notes 5, 6 and 12)
     Notes payable and current maturities of                             5,749,877              16,638,772                8,540,214
           long-term debt (Notes 7 and 12)
     Deferred revenue (Note 5)                                             994,977                 994,977                  485,804
     Other liabilities                                                     493,273                 493,273                  567,488
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               25,523,092              41,489,728               29,808,099
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, net of current maturities                                9,895,622               4,198,311                1,237,344
      (Notes 5, 7 and 12)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       35,418,714              45,688,039               31,045,443
------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK,                                              3,006,411               3,006,411                       -
            6% Series G Cumulative Convertible Redeemable
            Preferred Stock, $.001 par value, 1 share
            authorized and outstanding (Note 8)
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
     Preferred stock, all series, $.001 par value,                           2,413                   1,513                      501
          10,000,000, 10,000,000, and 5,000,000
          shares authorized (Note 9)
     Common stock, $.001 par value, 100,000,000 shares                      20,063                  19,923                   16,362
          authorized, 20,064,043, 19,923,444 and 16,362,966
          shares outstanding (Note 9)
     Additional paid-in capital                                         67,099,970              51,776,496               33,975,268
     Stock to be issued (Note 9)                                         4,268,690                 978,690                        -
     Accumulated deficit                                               (47,315,780)            (47,315,780)             (28,566,346)
     Accumulated other comprehensive income (loss)                         188,599                 188,599                  (83,067)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              24,263,955               5,649,441                5,342,718
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK                         $ 62,689,080             $54,343,891             $ 36,388,161
     AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                                                        EGLOBE, INC.
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS                THREE MONTHS
                                                                             ENDED                        ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                              1999                         1998
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                     $9,115,824                $  7,686,335

COST OF REVENUE                                                              9,251,885                   4,040,483
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                                           (136,061)                  3,645,852
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
       Selling, general and administrative                                   5,947,134                   3,625,522
       Deferred compensation related to acquisitions                            43,080                           -
       Depreciation and amortization                                           888,571                     687,326
       Amortization of goodwill and other intangible assets                  1,044,048                           -
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COSTS AND EXPENSES                                                     7,922,833                   4,312,848
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                        (8,058,894)                   (666,996)
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
       Interest expense related to acquisitions                               (180,819)                          -
       Other interest expense                                               (3,021,651)                   (290,848)
       Other income (expense)                                                   13,543                     (50,256)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER  INCOME (EXPENSE)                                               (3,188,927)                   (341,104)
------------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                   (11,247,821)                 (1,008,100)
TAXES ON INCOME                                                                      -                           -
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                   (11,247,821)                 (1,008,100)
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (Note 9)                                             616,594                           -
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK                                    $ (11,864,415)              $ (1,008,100)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (Note 10):
     BASIC                                                               $       (0.60)               $      (0.06)
     DILUTED                                                             $       (0.60)               $      (0.06)
------------------------------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                                                        EGLOBE, INC.
                                                                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                                               THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS                THREE MONTHS
                                                                             ENDED                       ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                              1999                        1998
                                                                     ---------------------------------------------------------------
NET LOSS                                                                 $(11,247,821)               $(1,008,100)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                      176,916                    (12,277)

                                                                     ---------------------------------------------------------------
COMPREHENSIVE NET LOSS                                                   $(11,070,905)               $(1,020,377)
                                                                     ---------------------------------------------------------------

    See accompanying summary of accounting policies and notes to consolidated financial statements



                                                                                                                        EGLOBE, INC.
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           SIX MONTHS                  SIX MONTHS
                                                                             ENDED                        ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                              1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                    $17,500,874               $ 15,225,372

COST OF REVENUE                                                             17,236,637                  8,228,059

GROSS PROFIT                                                                   264,237                  6,997,313
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:

       Selling, general and administrative                                  10,607,955                  7,172,599
       Corporate realignment expense                                                 -                    967,715
       Deferred compensation related to acquisitions                           962,400                          -
       Depreciation and amortization                                         1,782,465                  1,501,198
       Amortization of goodwill and other intangible assets                  1,598,794                          -
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                    14,951,614                  9,641,512
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                       (14,687,377)                (2,644,199)
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

       Proxy related litigation expense                                              -                 (3,526,874)
       Interest expense related to acquisitions                               (418,744)                         -
       Other interest expense                                               (3,648,855)                (1,008,680)
       Other income (expense)                                                    5,542                   (282,565)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                (4,062,057)                (4,818,119)
------------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                   (18,749,434)                (7,462,318)
TAXES ON INCOME                                                                      -                  1,500,000
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                   (18,749,434)                (8,962,318)
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (Note 9)                                           4,328,973                          -
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK                                    $ (23,078,407)              $ (8,962,318)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (Note 10):

     BASIC                                                               $       (1.22)              $      (0.52)
     DILUTED                                                             $       (1.22)              $      (0.52)
------------------------------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                                                        EGLOBE, INC.
                                                                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                                                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                              1999                       1998
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                  $(18,749,434)               $(8,962,318)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                       271,666                    (12,277)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE NET LOSS                                                    $(18,477,768)               $(8,974,595)
------------------------------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                                                                                                        EGLOBE, INC.
                                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS                  SIX MONTHS
                                                                            ENDED                        ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                             1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
  Net loss                                                             $ (18,749,434)                 $  (8,962,318)
  Adjustments to reconcile net loss to net cash flows
               used in operating activities:
       Depreciation and amortization                                       3,381,259                      1,501,198
       Provision for bad debts                                               371,618                        838,910
       Deferred compensation                                                 962,400                              -
       Non-cash interest expense                                             201,956                              -
       Issuance of options and warrants for services                          18,849                        220,000
       Amortization of debt discount                                       3,019,993                        478,580
       Proxy related litigation expense                                            -                      3,500,000
       Other, net                                                                  -                        189,032
       Changes in operating assets and liabilities:
           Accounts receivable                                            (1,699,235)                      (114,895)
           Other current assets                                             (758,873)                       196,634
           Other assets                                                     (542,213)                             -
           Accounts payable                                                1,301,544                      1,818,775
           Income taxes payable                                             (595,245)                             -
           Accrued expenses                                                 (255,016)                       (39,786)
           Deferred revenue                                                 (100,227)                             -
           Other liabilities                                                 (93,254)                      (134,442)
------------------------------------------------------------------------------------------------------------------------------------
  CASH USED IN OPERATING ACTIVITIES                                      (13,535,878)                      (508,312)
------------------------------------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES:
       Advances to non-affiliates subsequently acquired                            -                       (950,000)
       Purchase of Telekey, net of cash acquired                             (95,287)                             -
       Purchase of ConnectSoft, net of cash acquired                      (1,546,140)                             -
       Purchases of property and equipment                                  (240,681)                      (779,269)
       Restricted cash                                                        (2,004)                      (300,000)
       Other assets                                                         (158,510)                      (515,669)
------------------------------------------------------------------------------------------------------------------------------------
  CASH USED IN INVESTING ACTIVITIES                                       (2,042,622)                    (2,544,938)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        EGLOBE, INC.
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS                  SIX MONTHS
                                                                            ENDED                        ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                             1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
  FINANCING ACTIVITIES:

       Proceeds from notes payable                                          7,769,925                     7,997,787
       Proceeds from issuance of preferred stock                           10,000,000                             -
       Stock issuance costs                                                  (703,769)                            -
       Deferred acquisition and financing costs                               (87,133)                            -
       Principal payments on notes payable                                   (329,850)                   (7,196,098)
       Payments on capital leases                                            (276,123)                            -
  ------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                16,373,050                       801,689
  ------------------------------------------------------------------------------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                              794,550                    (2,251,561)

  CASH AND CASH EQUIVALENTS, beginning of period                            1,407,131                     3,787,881
  ------------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS, end of period                                 $2,201,681                   $ 1,536,320
  ------------------------------------------------------------------------------------------------------------------

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                                                        EGLOBE, INC.
                                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                             1999                      1998
                                                                       -------------------------------------------------------------
Cash paid during the period for:

Interest                                                                  $   321,115                      -

Income taxes                                                              $   264,977                 $129,010
------------------------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:

Equipment acquired under capital lease obligations                        $   440,270                      -
------------------------------------------------------------------------------------------------------------------------------------
Unamortized debt discount related to warrants                             $   428,138                      -
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued in payment of debt                                    $ 1,223,198                      -
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                 $ 4,328,973                      -
------------------------------------------------------------------------------------------------------------------------------------
Value of warrants issued and reflected as debt discount                   $ 2,870,782                      -
------------------------------------------------------------------------------------------------------------------------------------
Increase in value of preferred stock as a result of changes in            $ 1,485,000                      -
conversion feature
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                        EGLOBE, INC.
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION  (CONTINUED)
CONNECTSOFT ACQUISITION, NET OF CASH ACQUIRED (Note 11)
                                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                           1999                      1998
                                                                       -------------------------------------------------------------
        Working capital deficit, other than cash acquired                             $ (2,118,111)                 $    -
        Property and equipment                                                             513,437                       -
        Intangible assets                                                                9,120,000                       -
        Purchase price in excess of the net assets acquired                                993,440                       -
        Acquired debt                                                                   (2,991,876)                      -
        Advances to ConnectSoft prior to beginning of the
               period                                                                     (970,750)                      -
        Issuance of Series G Cumulative
               Convertible Redeemable Preferred stock                                   (3,000,000)                      -
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used to acquire ConnectSoft                                           $ 1,546,140                   $   -
------------------------------------------------------------------------------------------------------------------------------------



SUPPLEMENTAL   DISCLOSURES  OF  CASH  FLOW   INFORMATION   (CONTINUED)
TELEKEY ACQUISITION, NET OF CASH ACQUIRED (Note 11)

                                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                           1999                      1998
                                                                       -------------------------------------------------------------
        Working capital deficit, other than cash acquired                             $ (1,284,060)                 $    -
        Property and equipment                                                             481,289                       -
        Intangible assets                                                                1,500,000                       -
        Purchase price in excess of the net assets acquired                              3,500,436                       -
        Acquired debt                                                                   (1,017,065)                      -
        Notes payable issued in acquisition                                               (150,000)                      -
        Issuance of Series F Convertible Preferred Stock                                    (1,010)                      -
        Additional paid-in capital                                                      (1,955,613)                      -
        Stock to be issued                                                                (978,690)                      -
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used to acquire Telekey                                               $    95,287                   $   -
------------------------------------------------------------------------------------------------------------------------------------

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999

NOTE 1 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------
         The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the nine months ended December 31, 1998.

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain consolidated financial amounts have been reclassified for consistent presentation. In December 1998, the Company acquired IDX International, Inc. ("IDX"), a supplier of Internet Protocol ("IP") transmission services, principally to telecommunications carriers, in 14 countries. Also, in December 1998, the Company acquired UCI Tele Networks, LTD. ("UCI"), a development stage calling card business with contracts to provide calling card services in Cyprus and Greece. In February 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), a provider of card-based telecommunications services (see Notes 9 and 11). In June 1999, the Company, through its newly formed subsidiary Vogo Networks, LLC ("Vogo"), purchased substantially all of the assets of ConnectSoft Communications Corporation ("ConnectSoft"), which developed and continues to enhance a server based communication system that integrates various forms of messaging, Internet and web content, personal services, and provides telephone access to Internet content (including email and e-commerce functions). (See Notes 4, 6, 8 and 11 for further discussion).

         Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

                                                                    EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999

NOTE 2 - CHANGE OF COMPANY NAME
--------------------------------------------------------------------------------

         At the annual meeting of the stockholders of the Company on June 16, 1999, the stockholders approved and adopted a proposal for amending the Certificate of Incorporation to change the name of the Company from Executive TeleCard, Ltd. to eGlobe, Inc.

NOTE 3 - MANAGEMENT'S PLAN
--------------------------------------------------------------------------------

         As of June 30, 1999, the Company had a net working capital deficiency of $29.5 million. This net working capital deficiency resulted principally from a loss from operations of $14.6 million (including depreciation, amortization and other non-cash charges) for the six months ended June 30, 1999. Also contributing to the working capital deficiency was $16.6 million in current maturities on long-term debt, short term indebtedness for $5.7 million related to acquisitions, and $16.4 million in accounts payable and accrued expenses. The $16.6 million of long term debt currently due consisted primarily of $7.5 million of debt which was paid in July 1999 and $7.0 million which was a bridge loan subsequently incorporated into a larger financing completed in July 1999 with the Company's largest stockholder. The indebtedness related to acquisitions includes $0.4 million related to the Telekey acquisition in February 1999 and $4.9 million related to IDX and UCI, two acquisitions completed in December 1998. Of this latter amount, up to $4.4 million (plus accrued interest) was eligible to be paid, at the Company's sole discretion, by the issuance of common stock. In July 1999, the Company restructured the IDX purchase agreement and in so doing converted $4.0 million of the debt to preferred stock and $.4 million to common stock. See Note 12 for further discussion.

         On April 9, 1999, the Company entered into a financing commitment totaling $20.0 million with the Company's largest stockholder in the form of long-term debt. This commitment was approved by the Company's stockholders at its annual meeting in June 1999. (See Note 12 for additional information on this financing.) Under the terms of the financing commitment, the lender provided the Company with a short term $7.0 million unsecured loan, which was repaid out of the larger, long term $20.0 million financing received after stockholder approval.

         On the operating level, the Company is renegotiating its relationship with an entity that was formerly one of its largest customers. At June 30, 1999, 22% of the Company's net accounts receivable of $8.2 million was due from this entity for which extended credit terms have been granted. The new arrangement will assure more effective and timely collection of receivables from that customer to permit renewed growth in that customer's business. This arrangement will also assist in the collection of certain amounts impacted by the extended credit terms -- the anticipated arrangements will include the Company managing the cash collections from the ultimate users of the services supplied to the customer.

                                                                    EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999


         This series of transactions provides net working capital of $21.0 million, extends payment periods of certain indebtedness and improves the balance sheet of the Company. Combined, these transactions would help fund existing operating losses and would provide a modest base for growth; but they do not represent sufficient capital to meet the plan established by management.

         The estimated capital requirement through mid 2000, needed to continue to fund certain anticipated operating losses, to meet the pre-existing 1999 cash obligations of approximately $6.0 million and finance the growth plan, is approximately $20.0 million. Add to that the anticipated requirements of a more active acquisition program of approximately $20.0 million. The resulting capital needs to achieve the full growth targeted in the Company's business plan over the next twelve months reach approximately $40.0 million.

         The Company anticipates seeking to meet these cash needs in the latter part of the year from (1) a private placement of equity in the third quarter of $10.0 million and (2) a capital market financing of debt or equity in the fourth quarter of up to $30.0 million, with the possibility that some of this total will be diminished by secured, equipment-based financing. There can be no assurance that the Company will raise additional capital or generate funds from operations sufficient to meet its obligations and planned requirements. Should the Company be unable to raise additional funds from these or other sources, then its plans would need to be sharply curtailed and its business adversely affected.

NOTE 4 - ADVANCES TO A NON-AFFILIATE SUBSEQUENTLY ACQUIRED
--------------------------------------------------------------------------------

         In June 1999, the Company through its subsidiary Vogo purchased substantially all the assets of ConnectSoft, including $500,000 in cash and promissory notes from the seller (paid in June and July 1999), for which the Company issued one share of its 6% Series G Cumulative Convertible Redeemable Preferred Stock valued at $3.0 million, assumed liabilities of approximately $5.0 million, consisting primarily of long-term lease obligations, and issued a $0.5 million promissory note. Additionally, advances to ConnectSoft totaling $1.8 million made by the Company prior to the acquisition were converted into part of the purchase price.

         The note to the seller bears interest at a variable rate (8.0% at June 30, 1999). Principal and interest payments are due in twelve (12) equal monthly payments commencing on September 1, 1999. The remaining principal and accrued interest also become due on the first date on which (i) the Company receives in any transaction or series of transactions any equity or debt financing of at least $50.0 million or
         (ii) Vogo receives in any transaction or series of transactions any equity or debt financing of at least $5.0 million. (See Note 7, 8 and 11 for further discussion).

                                                                    EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999

NOTE 5 - DEFERRED REVENUE
--------------------------------------------------------------------------------

         Some revenues from the Company's card services business come from supplying underlying services to issuers of prepaid cards. Those issuers prepay some or all of the services provided. Payments received in advance for such services are recorded in the accompanying balance sheets as deferred revenue. Consequently, revenues from such services are recognized as the cards are used and service provided. When a card for which service has been contracted expires without being fully used (cards have effective lives of up to one year), then the unused value is referred to as breakage and recorded as revenue at the date of expiration.

                                                                                                 EGLOBE, INC.
                                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                JUNE 30, 1999


-------------------------------------------------------------------------------------------------------------
NOTE 6 - NOTES PAYABLE AND LINE OF CREDIT PRINCIPALLY RELATED TO ACQUISITIONS
-------------------------------------------------------------------------------------------------------------
                                                                       JUNE 30,             DECEMBER 31,
                                                                         1999                   1998
-------------------------------------------------------------------------------------------------------------
12 %  unsecured  term  note  payable  to  an  investor,  net  of         $250,000              $ 223,649
unamortized  discount of $0 and $26,351,  interest and principal payable in September 1999.  (1)

Convertible  subordinated  promissory  note for  acquisition  of                -              1,000,000
IDX,  interest and principal  repaid March 1999 through issuance of common stock.  (2)

Convertible  subordinated  promissory  note for  acquisition  of          418,024                418,024
IDX, interest and principal payable July 1999.  (2)

Convertible  subordinated  promissory  note for  acquisition  of        1,500,000              1,500,000
IDX.  (2)

Convertible  subordinated  promissory  note for  acquisition  of        2,500,000              2,500,000
IDX.  (2)

8%  promissory  note  for  acquisition  of  UCI,   interest  and          500,000                457,033
principal  payable June 1999, net of unamortized  discount of $0 and $42,967.  (3)

Short-term loan from two officers.                                              -                100,000

Short-term note payable to an investor.                                                          100,000

Line of credit of Telekey, principal due on demand, interest              425,000                      -
payable quarterly at a variable rate (8.25% at June 30, 1999), expires in October 1999.  (4)

Non-interest  bearing note for  acquisition of Telekey,  payable          100,000                      -
in equal monthly principal payments over one year.  (4)

-------------------------------------------------------------------------------------------------------------
Total notes payable and line of credit                                $ 5,693,024             $6,298,706
-------------------------------------------------------------------------------------------------------------

         (1) In September 1998, a subsidiary of the Company entered into a bridge loan agreement with an investor for $250,000. The proceeds were advanced to ConnectSoft, a company acquired in June 1999 as discussed in Note 4. In connection with this transaction, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.00 per share. The value assigned to the warrants of $26,351 was recorded as a discount to the note and has been fully amortized as of June 30, 1999 as additional interest expense. The warrants expire on September 1, 2003, and as of June 30, 1999 these warrants have not been exercised.

                                                                    EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999

              As  part  of  the   acquisition   of   ConnectSoft,   the  Company
              renegotiated the terms of this note with the investor in July 1999. Pursuant to the renegotiations, the original note has been replaced with a new note dated July 14, 1999 with a face value of $276,408 representing principal plus accrued interest due on the original note. The new note has a maturity date of September 12, 1999. In connection with this new note, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.82 per share. The value of $33,979 assigned to the warrants will be recorded as a discount to the note and will be amortized over the term of the loan. The warrants expire on July 14, 2004.

         (2) In December 1998, the Company acquired IDX. In connection with this transaction, convertible subordinated promissory notes were issued in the amount of $5.0 million. An additional note of $0.4 million for accrued but unpaid dividends owed by IDX was also issued by the Company, due May 31, 1999. The notes bear interest at LIBOR plus 2.5% (7.75% as defined). Each of the notes, plus accrued interest, could be paid in cash or shares of the Company's common stock, at the sole discretion of the Company. If the Company elected to pay the notes with common stock, the price of the common stock on the due date of the notes would determine the number of shares to be issued. In March 1999, the Company elected to pay the first note, which had a face value of $1.0 million, plus accrued interest, in shares of common stock and issued 431,728 shares of common stock to discharge this indebtedness. In connection with the discharge of this indebtedness, IDX stockholders were granted warrants expiring March 23, 2002 to purchase 43,173 shares of the Company's common stock at a price of $2.37 per share. The value assigned to the warrants of $62,341 was recorded as interest expense in March 1999. At June 30, 1999 these warrants have not been exercised. (See Note 11 for further discussion of the acquisition.)

              In July 1999, the Company renegotiated the terms of the purchase agreement with IDX stockholders as discussed further in Note 12. As a result of the renegotiations, the parties agreed to convert the notes payable of $1.5 million and $2.5 million (previously due in June 1999 and October 1999, respectively) into 400,000 shares of Series I Convertible Optional Redemption Preferred Stock ("Series I Preferred Stock"), with a par value of $.001 per share. In addition, the maturity date of the $418,024 note was extended to July 15, 1999 from May 31, 1999, and subsequently paid by issuance of 140,599 shares of Common Stock.

         (3) On December 31, 1998, the Company acquired UCI. In connection with this transaction, the Company issued a promissory note for $0.5 million bearing interest at 8% due June 27, 1999. In connection with the note, UCI was granted warrants to purchase 50,000 shares of the Company's common stock at a price of $1.63 per share. The warrants expire on December 31, 2003. The value assigned to the warrants of $42,967 was recorded as a discount to the note and was amortized through June 1999 as additional interest expense. At June 30, 1999, these warrants have not been

                                                                    EGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999

              exercised. In August, the Company completed renegotiation of the terms of this loan with the new terms providing that 50% of the principal will be paid in August and 50% plus accrued interest on December 21, 1999.

         (4) On February 12, 1999, the Company acquired Telekey. In connection with this transaction, the Company issued a non-interest bearing note for $0.15 million. (See Notes 9 and 11). Telekey also has a $1.0 million line of credit expiring October 29, 1999 to facilitate operational financing needs. The line of credit is personally guaranteed by previous members of Telekey and is due on demand. Interest is at a variable rate (8.25% at June 30, 1999).

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT
--------------------------------------------------------------------------------
         At June 30, 1999 and December 31, 1998, notes payable and long-term debt consisted of the following:

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   1999                1998
8.875% unsecured term note payable to a   telecommunications company,            $ 7,389,333         $ 7,294,068
interest and principal payable August 1999, net of unamortized discount of $110,667 and $205,932.  (1)

8.875%  unsecured  term note  payable  to a  stockholder,  interest  and             966,452             954,156
principal  payable  December  1999,  net  of  unamortized   discount  of
$33,548 and $45,844.  (2)

8%  promissory  note for  acquisition  of UCI,  interest  and  principal             500,000             500,000
payable June 2000.  (3)

8% mortgage note,  payable  monthly,  including  interest  through March             300,285             305,135
2010,  with an April 2010 balloon  payment;  secured by deed of trust on the related land and building.

10% promissory note of Telekey payable to a telecommunication company,               453,817                    -
interest payable quarterly, principal due December 2000.  (4)

Promissory note with interest at a variable rate (8.0% at June 30,                   300,000
1999), principal and interest payable in twelve (12) equal monthly installments commencing September 1999. (5)

8% unsecured term note payable to a stockholder, interest payable                  6,716,077                    -
monthly, and principal payable April 2000, net of unamortized discount of $283,923 and $0. (6)

Capitalized lease obligations (7)                                                  4,211,119             724,199
----------------------------------------------------------------------------------------------------------------------
Total                                                                             20,837,083           9,777,558
Less current maturities, net of unamortized                                       16,638,772           8,540,214
  discount of $428,138 and $251,776
--------------------------------------------------------------------------------------------------------------------

Total long-term debt                                                              $4,198,311          $1,237,344

--------------------------------------------------------------------------------------------------------------------

                                                                    EGLOBE, INC.

         (1) In February 1998, the Company borrowed $7.5 million from a telecommunications company. In connection with this transaction, the lender was granted warrants to purchase 500,000 shares of the Company's common stock at a price of $3.03 per share. The warrants expire on February 23, 2001. The value assigned to such warrants when granted in connection with the above note agreement was approximately $0.5 million and was recorded as a discount to long-term debt. The discount is being amortized over the term of the note as interest expense. In January 1999, pursuant to the anti-dilution provisions of the loan agreement, the exercise price of the warrants was adjusted to $1.5125 per share, resulting in additional debt discount of $0.2 million. This amount is being amortized over the remaining term of the note. At June 30, 1999, these warrants have not been exercised. In July 1999, this note plus accrued interest was repaid and the remaining unamortized discount was recorded as interest expense.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999

         (2) In June 1998, the Company borrowed $1.0 million from an existing stockholder. In connection with this transaction, the lender was granted warrants expiring June 2001 to purchase 67,000 shares of the Company's common stock at a price of $3.03 per share. The stockholder also received as consideration for the loan, the repricing and extension of a warrant for 55,000 shares to be exercisable before February 2001 at a price of $3.75 per share. The value assigned to such warrants, including the revision of terms, of approximately $68,846, was recorded as a discount to the note payable and is being amortized over the term of the note as interest expense. In January 1999, the exercise price of the 122,000 warrants was lowered to $1.5125 per share and the expiration dates were extended through January 31, 2002. The value of $19,480 assigned to the revision in terms has been recorded as additional debt discount and is being amortized to interest expense through December 31, 1999. At June 30, 1999, these warrants have not been exercised.

         (3) On December 31, 1998, the Company acquired UCI. In connection with this transaction, the Company issued a $0.5 million note with 8% interest payable monthly due no later than June 30, 2000.

         (4) On February 12, 1999, the Company acquired Telekey. Telekey has an outstanding promissory note for $0.454 million bearing interest payable quarterly at 10% due on December 31, 2000.

          (5)  On June  17,  1999,  the  Company  through  its  subsidiary  Vogo purchased substantially all the assets of ConnectSoft. In connection with this purchase, the Company issue a $0.5 million note to the seller ($300,000 received as of June 30, 1999 and $200,000 received in July 1999). The note bears interest at a variable rate ( 8.0% at June 30, 1999) and principal and interest payments are due in twelve (12) equal monthly payments commencing on September 1, 1999. The remaining principal and accrued interest also become due on the first date on which (i) the Company receives in any transaction or series of transactions any equity or debt financing of at least $50.0 million or (ii) Vogo, a subsidiary of the Company, receives in any transaction or series of transactions any equity or debt financing of at least $5.0 million. See Notes 4, 8 and 11 for further discussion.

         (6) In April 1999, the Company received a financing commitment of $20.0 million in the form of long-term debt from its largest stockholder ("Lender"). Under the terms of the Loan and Note Purchase Agreement ("Agreement"), the Company initially received an unsecured loan ("Loan") of $7.0 million bearing interest at 8% payable monthly with principal and remaining interest due on the earlier of (i) April 2000, (ii) the date of closing of an offering by the Company from which the Company receives net proceeds of $30.0 million or more, and (iii) the closing of the $20.0 million purchase of the Company's 5% Secured Notes. As additional consideration, the Lender received warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.01 per share, of which 500,000 warrants were immediately exercisable and 1,000,000 warrants were exercisable only in the event that the stockholders did not approve a $20.0 million credit facility committed by the lender or the Company elected not to draw it down. The 1,000,000 warrants did not become exercisable because both stockholder approval occurred and the Company elected to draw down the funds as discussed below.

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

              The value of approximately $2.9 million assigned to the 500,000 warrants was recorded as a discount to the note payable. The discount is being amortized through July 1999 and approximately $2.6 million was amortized through June 1999 as additional interest expense. At June 30, 1999, these warrants have not been exercised.

              Under the Agreement, the Lender purchased $20.0 million of 5% Secured Notes ("Notes") at the Company's request in July 1999, which was approved by the Company's stockholders at the annual stockholders meeting. The initial $7.0 million Loan was repaid from the proceeds of the Notes. See Note 12 for further discussion.

         (7) The Company is committed under capital leases for certain property and equipment. These leases are for terms of 36 months and bear interest ranging from 8.49% to 9.07%.

              In  June  1999,  the  Company   acquired   certain  capital  lease
              obligations related to the ConnectSoft acquisition. These leases were then refinanced for a total of $2,992,000

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

              with a term of 36 months and bear interest at rates ranging from 10.24% to 11.40% and contain certain buyout options at the end of the lease terms.

NOTE 8- SERIES G CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK
--------------------------------------------------------------------------------

         In connection with the purchase of substantially all of the assets of ConnectSoft in June 1999, the Company issued 1 share of 6% Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred") valued at $3.0 million. (See Note 11 for further information regarding the purchase). The Series G Preferred carries an annual dividend of 6%, payable annually beginning June 30, 2000.

         The one share of Series G Preferred is convertible, at the holder's option, into shares of the Company's common stock any time after October 1, 1999 at a conversion price equal to the greater of (i) 75% of the market price of the common stock on the date the conversion notification is received by the Company and (ii) a minimum purchase price of $3.00. The Company shall redeem the Series G Preferred Stock upon the first to occur of the following dates (a) on the first day on which the Company receives in any transaction or series of transactions any equity financing of at least $25.0 million or (b) on June 14, 2004.

NOTE 9- STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

         PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK

         At the June 16, 1999 annual stockholder meeting, a proposal to amend the Company's Certificate of Incorporation to increase the Company's authorized preferred stock to 10,000,000 was approved and adopted. Par value for all preferred stock remained at $.001 per share. In addition, the stockholders also approved and adopted a prohibition on stockholders increasing their percentage of ownership of the Company above 30% of the outstanding stock or 40% on a fully diluted basis other than by a tender offer resulting in the stockholder owning 85% or more of the outstanding common stock. The following is a summary of the Company's series of preferred stock and the amounts authorized and outstanding at June 30, 1999 and December 31, 1998:

                  Series B Convertible Preferred Stock, 500,000 shares authorized and issued and outstanding at both June 30, 1999 and December 31, 1998. (0 shares outstanding as of August 1999 -- these shares were reacquired by the Company in exchange for Series H Convertible Preferred Stock as described in Note 12)

                  8%  Series C  Cumulative   Convertible  Preferred  Stock,  275
                  shares authorized, 0 and 75 shares, respectively, issued and outstanding

                  8% Series D Cumulative Convertible Preferred Stock, 125 shares
                  authorized,   50  and 0  shares,   respectively,   issued  and
                  outstanding ($5.0 million aggregate liquidation preference)

                  8% Series E Cumulative Convertible Preferred Stock, 125 shares
                  authorized,   50  and 0  shares,   respectively,   issued  and
                  outstanding

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

                 Series F Convertible Preferred Stock, 2,020,000 authorized, 1,010,000 and 0 shares, respectively, issued and outstanding

                 6% Series G Cumulative Convertible Redeemable Preferred Stock, 1 share authorized, 1 and 0 share, respectively, issued and outstanding

         Two additional series of preferred stock, issued subsequent to June 30, 1999, are described in Note 12.

         Following is a detailed discussion of each series of preferred stock outstanding at June 30, 1999:

         SERIES B CONVERTIBLE PREFERRED STOCK
         ------------------------------------

         On December 2, 1998, the Company acquired all of the common and preferred stock of IDX, a privately-held IP based fax and telephone company, for (a) 500,000 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred") originally valued at $3.5 million which are convertible into 2,500,000 shares (2,000,000 shares until stockholder approval was obtained on June 16, 1999 and subject to adjustment as described below) of common stock; (b) warrants ("IDX Warrants") to purchase up to an additional 2,500,000 shares of common stock (subject to stockholder approval which was obtained on June 16, 1999 and an adjustment as described below); (c) $5.0 million in 7.75% convertible subordinated promissory notes ("IDX Notes") (subject to adjustment as described below); (d) $1.5 million in bridge loan advances to IDX made by the Company prior to the acquisition which were converted into part of the purchase price plus associated accrued interest of $0.04 million; (e) $0.4 million for IDX dividends accrued and unpaid on IDX's Preferred Stock under a convertible subordinated promissory note and (f) direct costs associated with the acquisition of $0.6 million. The Company also advanced approximately $0.4 million to IDX prior to acquisition under an agreement to provide IDX up to $2.3 million for working capital purposes over the next twelve months. These pre-acquisition advances were not considered part of the purchase price. At the Company's annual meeting in June 1999, the stockholders approved the increase of the convertibility of the Series B Preferred and IDX Warrants as discussed in (a) and (b) above, respectively. As a result, the acquired goodwill associated with the IDX purchase was increased by approximately $1.5 million to reflect the higher conversion feature approved in June 1999.

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

         This acquisition has been accounted for under the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The preliminary allocation has resulted in acquired goodwill of $12.6 million that is being amortized on a straight-line basis over seven years. The Company has not completed the review of the purchase price allocation and will determine the final allocation based on appraisals and other information. To the extent that the estimated useful lives of other identified intangibles are less than seven years, the related amortization expense could be greater. In addition, the purchase price allocation has not been finalized as of June 30, 1999 pending resolution of several purchase price elements, which are contingent upon the following:

         (a) IDX's ability to achieve certain revenue and EBITDA (EBITDA represents operating income before interest expense, income taxes, depreciation and amortization) objectives during the twelve months after the acquisition date may limit the amount of warrants to be granted as well as eliminate the Company's price guarantee as discussed in (d) below.

         (b) The shares of Series B Preferred stock are convertible at the holders' option at any time at the then current conversion rate. The shares of Series B Preferred stock will automatically convert into shares of common stock on the earlier to occur of (a) the first date that the 15 day average closing sales price of common stock is equal to or greater than $8.00 or (b) 30 days after December 2, 1999. The Company has guaranteed a price of $8.00 per share on December 2, 1999, subject to IDX's achievement of certain revenue and EBITDA objectives. If the market price of the common stock is less
                  than  $8.00  on  December  2,  1999,   and  IDX  has  met  its
                  performance objectives, the Company will issue additional shares of common stock upon conversion of the Series B Preferred stock based on the ratio of $8.00 to the market price (as defined, but not less than $3.3333 per share), but not more than 3.5 million additional shares of common stock will be issued.

         (c) The Company has guaranteed a price of $8.00 per common stock share relative to the warrants issuable as of December 2, 1999, subject to IDX's achievement of certain revenue and EBITDA objectives. If these objectives are achieved and the market price of the common stock is less than $8.00 on December 2, 1999, the Company will issue additional shares of common stock upon exercise of the IDX Warrants based on the ratio of $8.00 to the market price (as defined, but not less than $3.3333 per share), up to a maximum of 3.5 million additional shares of common stock. However, if the average closing sales price of the common stock for any 15 consecutive days equals or is greater than $8.00 per share prior to December 2, 1999 there is no price guarantee upon exercise of the warrants.

         (d) IDX must meet certain working capital levels at the date of acquisition. To the extent that IDX has a working capital deficiency, as defined, as of the date of

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999



                  acquisition, the Company may reduce the number of shares of the Series B Preferred Stock currently held by the stockholders and may in some circumstances reduce the amount outstanding on the principal balance of the third IDX note referred to below.

         (e) The Company is obligated to pay accrued but unpaid dividends ("Accrued Dividends") on IDX's previously outstanding
                  preferred   stock  under  an  interest   bearing   convertible
                  subordinated promissory note in the principal amount of approximately $0.4 million originally due May 31, 1999. The Company, however, is entitled to reduce the $2.5 million principal balance of the third IDX Note as discussed below and in Note 6 by the amount of the Accrued Dividends and certain defined amounts unless offset by proceeds from the sale of an IDX subsidiary and a note issued to IDX by an option holder. The Company may also elect to pay this obligation in cash or in shares of common stock.

         (f) The IDX Notes consisted of four separate notes payable in cash or common stock at the Company's sole discretion. The notes have varying maturity dates through October 31, 1999. See Note 6 for the terms and conditions of the IDX Notes and discussion of the payment of the $1.0 million promissory note and accrued interest with common stock and warrants in March 1999. Payment of the IDX Notes is subject to adjustment upon the resolution of certain contingencies as discussed above.

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

         At the acquisition date, the stockholders of IDX received Series B Preferred Stock and warrants as discussed above, which are ultimately convertible into common stock subject to IDX meeting its performance objectives. These stockholders in turn granted preferred stock and warrants, each of which is convertible into a maximum of 300,000 shares (240,000 shares until stockholder approval was obtained on June 16, 1999) of the Company's common stock, to IDX employees. The increase in the market price during the first half of 1999 of the underlying common stock granted by the IDX stockholders to certain employees has resulted in a charge to income of $0.4 million. The actual number of common shares issued upon conversion of the preferred stock and warrants will ultimately be determined by the achievement, by IDX, of certain performance goals and the market price of the Company's stock over the contingency period of up to twelve

                                                                    EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

         months from the date of acquisition. The stock grants are performance based and will be adjusted each reporting period (but not below zero) for the changes in stock price until the shares and/or warrants (if and when) issued are converted to common stock.

         In July 1999 the Company renegotiated the terms of the IDX purchase price with the IDX stockholders. See Note 12 for a discussion of the exchange agreement, under which the Company reacquired the Series B Preferred Stock, the warrants and the promissory notes discussed above for shares of two new series of preferred stock and warrants with different performance objectives to purchase a lesser number of shares.

         SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK
         -----------------------------------------------

         In February 1999, the Company issued 3,000,000 shares of common stock in exchange for the 75 shares of outstanding Series C Cumulative Convertible Preferred (convertible into 1,875,000 shares of common stock on the exchange date) to Mr. Ronald Jensen, the Company's largest stockholder. The market value of the 1,125,000 incremental shares of common stock issued was recorded as a preferred stock dividend of approximately $2.2 million with a corresponding credit to paid-in capital. This transaction was contemporaneous with the Company's issuance of Series E Preferred stock to an affiliate of Mr. Jensen, which is discussed below.

         SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK
         -----------------------------------------------

         In January 1999, the Company issued 30 shares of Series D Cumulative Convertible Preferred Stock ("Series D Preferred") to a private investment firm for $3.0 million. The holder agreed to purchase 20 additional shares of Series D Preferred stock for $2.0 million upon registration of the common stock issuable upon conversion of this preferred stock. In connection with this transaction, the Company issued warrants to purchase 112,500 shares of common stock with an exercise price of $0.01 per share and warrants to purchase 60,000 shares of common stock with an exercise price of $1.60 per share. The value assigned to such warrants when granted was approximately $0.3 million and was originally recorded as a discount to the Series D Preferred.

         Upon the Company's registration in May 1999 of the common stock issuable upon the conversion of the Series D Preferred, the investor purchased 20 additional shares of Series D Preferred plus warrants for $2.0 million. The Company issued warrants to purchase 75,000 shares of common stock with an exercise price of $.01 per share and warrants to purchase 40,000 shares of common stock with an exercise price of $1.60. The value assigned to these warrants when granted was approximately $0.3 million and was originally recorded as a discount to the Series D Preferred.

         The discounts associated with the value of the warrants are being amortized as deemed preferred dividends over the periods from the dates of the grants to the dates that the

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

         Series D Preferred can first be converted into common stock defined as 90 days from issuance.

         The Series D Preferred stock carries an annual dividend of 8%, payable quarterly beginning December 31, 1999. The Company has accrued approximately $126,000 in cumulative Series D Preferred dividends as of June 30, 1999. The shares of Series D Preferred stock are convertible, at the holder's option, into shares of the Company's common stock any time after 90 days from issuance at a conversion price equal to the lesser of $1.60 or, in the case of the Company's failure to achieve positive EBITDA or to close a $20 million public offering by the third fiscal quarter of 1999, the market price just prior to the conversion date. The shares of Series D Preferred stock will automatically convert into common stock upon the earliest of (i) the first date on which the market price of the common stock is $5.00 or more per share for any 20 consecutive trading days, (ii) the date on which 80% or more of the Series D Preferred stock has been converted into common stock, or (iii) the date the Company closes a public offering of equity securities at a price of at least $3.00 per share with gross proceeds of at least $20 million.

         As additional consideration, the Company agreed to issue to the investor for no additional consideration, additional warrants to purchase the number of shares of common stock equal to $0.3 million (based on the market price of the common stock on the last trading day prior to July 1, 2000, as the case may be), or pay $0.3 million in cash, if the Company does not achieve, in the fiscal quarter commencing July 1, 2000, an aggregate amount of gross revenues equal to or in excess of 200% of the aggregate amount of gross revenues achieved by the Company in the fiscal quarter ended December 31, 1998.

         The shares of Series D Preferred stock must be redeemed if it ceases to be convertible (which would happen if the number of shares of common stock issuable upon conversion of the Series D Preferred stock exceeded 19.9% of the number of shares of common stock outstanding when the Series D Preferred stock was issued, less shares reserved for issuance under warrants). Redemption is in cash at a price equal to the liquidation preference of the Series D Preferred stock at the holder's option or the Company's option 45 days after the Series D Preferred stock ceases to be convertible. The Company received stockholder approval to increase the number of shares issuable and will issue the full amount of common stock upon conversion of the Series D Preferred stock even if the number of shares exceeds the 19.9% maximum number.

         Due to the Company's failure to consummate a specific merger transaction by May 30, 1999, the Company issued to the investor a warrant exercisable August 1, 1999 to purchase 76,923 shares of common stock with an exercise price of $.01 per share. The value assigned to the warrant when granted was approximately $0.3 million and was recorded as a preferred stock dividend. The warrant is exercisable for three years.

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999


         SERIES E CUMULATIVE CONVERTIBLE PREFERRED STOCK
         -----------------------------------------------

         In February 1999, the Company issued 50 shares of Series E Cumulative Convertible Redeemable Preferred stock ("Series E Preferred") to the Company's largest stockholder, for $5.0 million. The Series E Preferred carries an annual dividend of 8%, payable quarterly beginning December 31, 2000. As additional consideration, the Company agreed to issue to the holder three year warrants to purchase 723,000 shares of common stock at $2.125 per share and 277,000 shares of common stock at $0.01 per share. The value assigned to such warrants when granted was approximately $1.1 million and was recorded as a deemed dividend because the Series E Preferred stock was convertible at the election of the holder at the issuance date.

         The Series E Preferred holder had the option to elect to make the shares of Series E Preferred stock convertible into shares of common stock (rather than redeemable) at any time after issuance. The Company could have elected to make the shares of Series E Preferred stock convertible, but only if (i) it had positive EBITDA for at least one of the first three fiscal quarters of 1999 or (ii) completed a public offering of equity securities for a price of at least $3.00 per share and with gross proceeds to the Company of at least $20 million on or before the end of the third fiscal quarter of 1999. In connection with a debt placement concluded in April 1999, the Series E Preferred holder elected to make such shares convertible; accordingly, such shares are no longer redeemable. As a result, the carrying value of the Series E Preferred stock was reclassified from Redeemable Preferred Stock to Stockholders' Equity as permanent equity in April 1999.

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

         SERIES F CONVERTIBLE PREFERRED STOCK
         ------------------------------------

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

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999


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

         This acquisition has been accounted for using the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The preliminary allocation based on management's review and preliminary appraisals has resulted in acquired goodwill of $3.6 million and an acquired intangible of approximately $1.5 million related to the value of certain distribution networks. These acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of seven years. The Company has not completed the review of the purchase price allocation and will determine the final allocation based on final appraisals and other information. To the extent that the estimated useful lives of the other identified intangibles are less than seven years, the related amortization expense could be greater. In addition, the purchase price allocation has not been finalized pending resolution of several purchase price elements, which are contingent upon the following:

         (a) Telekey's ability to achieve certain revenue and EBITDA objectives two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years) may limit the amount of additional shares to be issued (with at least 505,000 being issued and up to a maximum of 1,010,000 shares of Series F Preferred being issued) as well as eliminate the Company's price guarantee as discussed in (b) below.

         (b) The Company has guaranteed a price of $4.00 per common stock share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred Stock, subject to Telekey's achievement of certain defined revenue and EBITDA objectives. If the market price is less than $4.00 on December 31, 1999, the Company will issue additional shares of common stock upon the conversion of the Series F Preferred Stock based on the ratio of $4.00 to the market price, but not more than an aggregate of 600,000 additional shares of common stock.

                                                                    EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

         Based on the contingent purchase price elements as listed above, goodwill associated with the acquisition may materially increase when these contingencies are resolved.

         The holders of the Series F Preferred Stock are not entitled to dividends unless declared by the Board of Directors. The shares of Series F Preferred Stock are not redeemable. Further, the Company has registered for resale the shares of common stock, underlying the conversion rights of the holders of the Series F Preferred Stock.

         At the acquisition date, the stockholders of Telekey received Series F Preferred Stock, which are ultimately convertible into common stock. In addition, the stockholders may receive additional shares of Series F Preferred Stock subject to Telekey meeting its performance objectives. These stockholders in turn granted a total of 240,000 shares of eGlobe common stock to certain Telekey employees. Of this total, 60,000 shares will be issued only if Telekey meets certain performance objectives. As of June 30, 1999, the value of the underlying non-contingent 180,000 shares of common stock granted by the Telekey stockholders to certain employees has resulted in a charge to income of $0.5 million. The stock grants are performance based and will be adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares are issued to the employees.

         SERIES G CONVERTIBLE PREFERRED STOCK
         ------------------------------------

         Described in Note 8.

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

         See Note 12 for a discussion of transactions occurring subsequent to June 30, 1999 that will result in the issuance of shares of common stock.

         EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

         On June 16, 1999, the Company's stockholders adopted an amendment to increase the number of shares of the Company's common stock that may be issued to employees by

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

         1.5 million shares. This increase includes the reduction of the number of shares available for issuance under the Company's 1995 Director Stock Option and Appreciation Rights Plan by 0.4 million shares.

NOTE 10 - BASIC NET LOSS PER SHARE OF COMMON STOCK
--------------------------------------------------------------------------------

         Earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The net loss of $11.9 million and $23.1 million attributable to common stock for the three and six months ended June 30, 1999 includes preferred stock dividends of $0.6 million and $4.3 million, respectively. For the three and six month periods ended June 30, 1998, the Company had no preferred stock dividends. The weighted average shares outstanding for calculating basic earnings
         (loss) per share were 19,913,449 and 17,346,766 for the three months ended June 30, 1999 and 1998, respectively. The weighted average shares outstanding for the six month periods ended June 30, 1999 and 1998, respectively, were 18,904,001 and 17,520,879. Common stock options and warrants of 1,518,982 and 203,782 for the three months and 1,066,457 and 222,961 for the six months ended June 30, 1999 and 1998 were not included in diluted earnings(loss) per share as the effect was antidilutive due to the Company recording a loss in the periods presented.

         Options and warrants to purchase 675,955 and 1,535,897 shares of common stock at exercise prices from $3.50 to $6.61 and $2.88 to $6.61 per share were outstanding at June 30, 1999 but were not included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 1999 because the exercise prices were greater than the average market price of the common shares during that period. Options and warrants to purchase 1,534,814 shares of common stock at exercise prices from $3.19 to $6.94 per share were outstanding at June 30, 1998 but were not included in the computation of diluted (loss) per share for the three and six months ended June 30, 1998 because the exercise prices were greater than the average market price of the common shares during that period.

         In addition, convertible preferred stock and convertible subordinated promissory notes convertible into 12.0 million shares of common stock were not included in diluted earnings (loss) per share for the three and six months ended June 30, 1999 due to the losses for the respective periods. See Note 12 for discussion of transactions subsequent to June 30, 1999 that will affect diluted earnings (loss) per share.

NOTE 11 - ACQUISITIONS
--------------------------------------------------------------------------------

         On February 12, 1999, the Company completed the acquisition of Telekey for which it paid: (i) $0.1 million at closing; (ii) issued a promissory note for $0.2 million payable in equal monthly installments over one year; (iii) issued 1,010,000 shares of Series F Convertible Preferred Stock ("Series F Preferred"); and (iv) agreed to issue at least

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

         505,000 and up to an additional 1,010,000 shares of Series F Preferred two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives. See Notes 6 and 9 for further discussion.

         In June 1999, the Company through its subsidiary Vogo purchased substantially all the assets of ConnectSoft, including (a) one share of the Company's 6% Series G Cumulative Convertible Redeemable Preferred Stock valued at $3.0 million; (b) assumed liabilities of approximately $5.0 million, consisting primarily of long-term lease obligations; (c) $1.8 million in advances to ConnectSoft made by the Company prior to the acquisition which were converted into part of the purchase price and (d) direct costs associated with the acquisition of $0.4 million. This acquisition has been accounted for under the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The preliminary allocation has resulted in acquired intangibles of $10.1 million that are being amortized on a straight-line basis over their estimated useful lives. The acquired intangibles consist of goodwill of $1.0 million to be amortized over seven years, existing technology of $8.4 million to be amortized over five years and other identified intangibles of $0.7 million to be amortized over seven years. The preliminary allocation of the purchase price was based on appraisals performed by a third party.

         The Company also borrowed $0.5 million from the seller which bears interest at a variable rate (8.0% at June 30, 1999). Principal and interest payments are due in twelve (12) equal monthly payments commencing on September 1, 1999. The remaining principal and accrued interest also become due on the first date on which (i) the Company receives in any transaction or series of transactions any equity or debt financing of at least $50.0 million or (ii) Vogo receives in any transaction or series of transactions any equity or debt financing of at least $5.0 million. (See Notes 4, 7 and 8 for further discussion).

         As discussed in Notes 6 and 9, the Company acquired IDX on December 2, 1998 and UCI on December 31, 1998. The results of operations for these two acquisitions are included in the consolidated results of operations for the three and six months ended June 30, 1999.

         The following unaudited pro forma consolidated results of operations are presented as if the IDX, UCI, Telekey and the ConnectSoft acquisitions had been made at the beginning of the periods presented. Since Telekey was acquired in February 1999, the Company has included Telekey's January 1999 results in its pro forma results of operations for the six months ended June 30, 1999 for comparative purposes. Since ConnectSoft was acquired in June 1999, the Company has included ConnectSoft's April and May 1999 results and January through May 1999 results in its pro forma results of operations for the three months and six months ended June 30, 1999, respectively, for comparative purposes.

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

                                                              PRO FORMA RESULTS FOR THE
                                           THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                             1999               1998                1999                 1998
NET REVENUE                             $   9,144,824       $  9,007,411        $  17,763,996        $  18,474,070

NET LOSS                                $ (12,329,808)      $ (4,267,327)       $ (21,556,356)       $ (16,217,787)

NET LOSS ATTRIBUTABLE TO                $ (12,946,402)      $ (4,267,327)       $ (25,885,329)       $ (16,217,787)
       COMMON STOCK

NET LOSS PER SHARE                      $       (0.52)      $      (0.19)       $       (1.08)       $       (0.71)


--------------------------------------------------------------------------------

NOTE 12 - PRO FORMA BALANCE SHEET AND SUBSEQUENT EVENTS

         Subsequent to the close of the quarter ended June 30, 1999, the Company completed its financing with its largest stockholder for $20.0 million and paid off $7.5 million of unsecured debt payable to a telecommunications company plus related interest of approximately $0.9 million. The Company also restructured its purchase agreement with IDX and completed the acquisition of Swiftcall Equipment and Services (USA) ("Swiftcall"), a telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall.

         FINANCING COMMITMENT

         In April 1999, the Company received a financing commitment of $20.0 million in the form of long-term debt from its largest stockholder ("Lender"). This financing was approved by the stockholders at the annual meeting in June 1999. Under the terms of the Loan and Note Purchase Agreement ("Agreement"), the Company initially received an unsecured loan ("Loan") of $7.0 million bearing interest at 8% payable monthly as discussed in Note 7.

         Under the Agreement, in July 1999, the Lender purchased $20.0 million of 5% Secured Notes ("Notes") at the Company's request. Issuance of the Notes was approved by the Company's stockholders at the annual stockholders meeting in June 1999. The initial $7.0 million Loan was repaid from the proceeds of the Notes. Additionally, proceeds from the Notes were used to repay a short-term note and accrued interest totaling $8.4 million.

         Principal and interest on the Notes are payable over three years in monthly installments of $377,000 with a balloon payment for the remaining balance due on the third anniversary date. Alternatively, the Company may elect to pay up to 50% of the original principal

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

         amount of the Notes in shares of the Company's common stock, at its option, if: (i) the closing price of the Company's common stock is $8.00 per share for more than 15 consecutive trading days; (ii) the Company completes a public offering of equity securities at a price of at least $5.00 per share and with proceeds of at least $30.0 million; or (iii) the Company completes an offering of securities with proceeds in excess of $100.0 million. These Notes are secured by substantially all of the Company's existing operating assets, although the Company can pursue certain additional financing, including secured debt or lease financing, for certain capital expenditures. The agreement contains certain debt covenants and restrictions by and on the Company, as defined.

         As additional consideration for the Notes, the Lender was granted warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire in three years. The value assigned the warrants of $10.7 million will be recorded as a discount to the Notes and will be amortized during the term of the Notes as additional interest expense.

         RENEGOTIATION OF THE TERMS TO THE IDX PURCHASE AGREEMENT

         In July 1999 the Company renegotiated the terms of the IDX purchase agreement with the IDX stockholders as follows:

         (a) The 500,000 shares of Series B Convertible Preferred Stock have been reacquired by the Company in exchange for 500,000 shares of Series H Convertible Preferred Stock ("Series H Preferred"), with a par value of $.001 per share. (See Notes 6, 9 and 11 for further discussion).

         (b) The Company has reacquired the original warrants in exchange for new warrants to acquire up to 1,250,000 shares of the Company's common stock, subject to IDX meeting certain revenue, traffic and EBITDA levels at September 30, 2000 or December 31, 2000.

         (c) The Company has reacquired the notes payable of $1.5 million and $2.5 million (previously due in June 1999 and October 1999 respectively) in exchange for 400,000 shares of Series I Convertible Optional Redemption Preferred Stock ("Series I Preferred") with a par value of $.001 per share. (See Notes 6, 9 and 11 for further discussion).

         (d) The maturity date of the convertible subordinated promissory note, face value of $418,024, was extended to July 15, 1999 from May 31, 1999, and subsequently paid by issuance of 140,599 shares of common stock.

         (e) The Company waived its right to reduce the principal balance of the $2.5 million note payable by certain claims as provided for under the terms of the original IDX purchase agreement.

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999


         The shares of Series H Preferred Stock convert automatically into up to 3,750,000 shares of common stock, subject to adjustment as described below, on January 31, 2000 or earlier if the 15 day average closing sales price of the common stock is equal to or greater than $6.00. The Company has guaranteed a price of $6.00 per share on January 31, 2000. If the market price of the common stock is less than $6.00 per share on January 31, 2000, the Company will issue additional shares of common stock upon conversion of the Series H Preferred Stock based on the ratio of $6.00 to the market price (as defined, but not less than $3.3333 per share), but not more than 3.0 million additional shares of common stock.

         The Company may redeem 150,000 shares of its Series I Preferred Stock prior to February 14, 2000 and the remainder prior to July 17, 2000 at a price of $10 per share plus 8% of the value of the Series I Preferred Stock per annum from December 2, 1998 through the date of redemption. The redemption may be made in cash, common stock or a combination of the two. Any Series I Preferred Stock not redeemed by the applicable date will be converted automatically into common stock based on a conversion price of $10 per share plus 8% of the value of the Series I Preferred Stock per annum from December 2, 1998 through the date of conversion up to a maximum of 3.9 million shares of common stock.

         As a result of the exchange agreement, the Company will record the excess of the fair value of the new preferred stock issuances and the warrants over the carrying value of the reacquired preferred stock, warrants and notes payable as a dividend to the Series B Preferred stockholders. The estimated dividend of approximately $6.4 million will be recorded in July 1999. In addition, upon the conversion of the Series H Preferred Stock, an additional dividend of up to $9.0 million may be recorded if more than 3,750,000 shares of common stock are issued.

         ACQUISITION

         In August 1999, the Company acquired all the common stock of Swiftcall, a privately-held telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall. The aggregate purchase price equaled $3.3 million, due in two equal payments on December 3, 1999 and June 2, 2000. The payments may be made at the option of the Company, in whole or in part, (i) in cash or (ii) in stock, by issuing to the stockholder of Swiftcall the number of shares of common stock of the Company equal to the first payment amount or the second payment amount, as the case may be, divided by the Market Price. On August 12, 1999 the Company elected to make payment on both notes by issuing common stock.

         As part of the transaction, the former stockholder of Swiftcall, which also owns VIP Communications, Inc., a calling card company in Reston, Virginia, has agreed to cause VIP to purchase services from the Company, of the type presently being purchased by

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

         VIP from the Company's IDX subsidiary, which result in revenue to the Company of at least $500,000 during the 12 months ending August 3, 2000. Any revenue shortfall must be paid in cash by the former stockholder of Swiftcall. The Company may offset any shortfall outstanding on June 1, 2000 by depositing the applicable portion of the second payment into escrow.

                                                                   EGLOBE, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999

The following unaudited pro forma condensed consolidated balance sheet assumes the following transactions were completed as of June 30, 1999 ($ in thousands):

(a) receipt of $20.0 million financing, of which $3.6 million represents the current portion, net of the value of the associated warrants of $10.7 million. These proceeds were used to repay the related $7.0 million short-term note and other short-term debt of $7.5 million plus accrued interest of $0.9 million;

(b) renegotiation of the IDX purchase agreement, whereby (i) notes for $4.0 million and accrued interest of $0.2 million were exchanged for Series I Preferred Stock; (ii) a note for $0.4 million and accrued interest of $0.02 million were exchanged for common stock; and (iii) shares of Series B Preferred Stock were exchanged for Series H Preferred Stock; and,

(c) the acquisition of Swiftcall, consisting of property and equipment valued at $4.9 million, for (i) future issuances of common stock valued at $3.3 million; (ii) potential payment of up to $0.4 million, if assumed liabilities are less than agreed upon amounts, (iii) direct costs of $0.09 million, including $0.05 million of accrued costs; and (iv) payment of an obligation for $1.1 million.

                                                                                                      Unaudited
                                                             June 30, 1999        Pro forma           Pro forma
                                                              (Unaudited)        Adjustments        June 30, 1999
                                                              -----------        -----------        -------------
         Current assets                                       $    11,986        $     3,498       $    15,484
         Property and equipment, net                               13,320              4,938            18,258
         Goodwill, net                                             16,844                 --            16,844
         Intangible assets and other, net                          12,193                (90)           12,103
                                                              -----------        -----------       -----------
         Total assets                                         $    54,343        $     8,346       $    62,689
                                                               ----------         ----------        ----------

         Current liabilities                                  $    41,490        $   (15,967)      $    25,523
         Long-term debt                                             4,198              5,698             9,896
                                                              -----------        -----------       -----------
         Total liabilities                                         45,688            (10,269)           35,419
                                                              -----------        -----------       -----------

         Redeemable preferred stock                                 3,006                 --             3,006
         Stockholders' equity                                       5,649             18,615            24,264
                                                              -----------        -----------       -----------
         Total liabilities, redeemable
           preferred stock and stockholders' equity           $    54,343        $     8,346       $    62,689
                                                              -----------        -----------       -----------

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS
--------------------------------------------------------------------------------
         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "believes," "anticipates," "expects" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's business operations, business plan, revenues, working capital, liquidity, need for funding and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as the rapid technological and market changes that create significant business risks in the market for the Company's services, the intensely competitive nature of the Company's industry and the possible adverse effects of such competition, the Company's need for significant additional financing, the availability of such financing, and the Company's dependence on strategic relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the risk factors set forth under the caption "The Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         RESULTS OF OPERATIONS

         Overview

         The Company continued growing in the second quarter, with revenue reaching more than $9.1 million as compared to $8.4 million in the previous quarter and $7.7 million in the same quarter last year. Revenues for the Company's new IP Voice Services (the "Network Services") grew while revenue for Card Services declined. Global Office Services (the unified messaging and telephone access to Internet Services of newly acquired Vogo Networks) did not contribute materially to revenue during the quarter - the first service was launched in late July. The progress of Network Services continued with the expansion of the direct network to 16 countries by the end of the second quarter and an increase in minutes from the first to the second quarter of more than 131%, from 7,314,918 to 16,926,401 minutes. The Card Services revenue decline resulted primarily from the tightening of contracts and procedures related to providing underlying services to issuers of prepaid cards in the United States; the legacy business of providing services to issuers of post paid cards around the world remained constant.

         Analyzing Network Services on a route-by-route basis, operating margins for the provision of service improved when adjusted for the up-front costs of implementing new direct routes for IP Voice, although that investment in new routes did result in overall

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999


         negative gross margins for Network Services. The Company showed substantial improvement in margins for Card Services. Global Office Services contributed expenses without revenues in June. In addition, the Company incurred significant non-cash charges to income related primarily to goodwill and warrant amortization associated with various acquisitions and financings completed since December 1998. Overall, gross margin was consistent with the previous quarter.

         The Company experienced an anticipated increase in cost of revenue related to leases of capacity and other up-front costs necessary to implement new routes and support new business arrangements and contracts, as well as an anticipated increase in expenses related to the operational needs of new contracts that are expected to be concluded later in 1999. The gross margin loss for the period included not only the up-front costs to increase transmission routes but a margin loss of approximately $0.7 million related to up-front pricing inducements on new contracts designed to build toward a profitable long-term revenue stream. Management views these costs and expenses as an investment in the future of the Company.

         Primarily as a result of the increased costs and expenses and non-cash charges, the Company incurred net losses of $11.2 million and $18.7 million for the three and six months ended June 30, 1999 compared to a net loss of $1.0 million and $9.0 million for same periods last year. The table below shows a comparative summary of certain significant charges to income in the periods, which affected the reported loss:

                                                                           (IN MILLIONS)
                                                          QUARTER ENDED                      SIX MONTHS
                                                            JUNE 30,                       ENDED JUNE 30,

                                                       1999            1998             1999             1998
         Acquisition - related:
              Goodwill amortization                  $  0.9           $    --          $   1.6         $     --
              Deferred compensation, to                 0.1                --              1.0               --
                employees of acquired companies
         Warrant issuances associated with              2.7                --              3.2               --
              acquisitions and financings
         Proxy-related litigation settlement             --                --               --              3.5
              costs
         Additional income tax provision                 --                --               --              1.5
         Corporate realignment costs                     --                --               --              1.0
                                                     ------           -------          -------         --------
                                                     $  3.7           $    --          $   5.8         $    6.0
                                                     ======           =======          =======         ========


                                                                    EGLOBE, INC.
                                                                  JUNE 30, 1999


         After deducting these items, the loss for the second quarter of 1999 was $7.5 million (1998 - $1.0 million), which included charges for depreciation and amortization of property and equipment of $0.9 million (1998 - $0.7 million). For the six months ended June 30, 1999 and 1998 depreciation and amortization for property and equipment was $1.8 million and $1.5 million respectively. Included in the three and six months ended June 30, 1999 loss are operating losses, excluding depreciation and amortization, of its newly acquired subsidiaries, IDX, UCI, Telekey and ConnectSoft, totaling approximately $2.6 million for the three months and $3.9 million for the six months, respectively.

         Contemporaneous with a first quarter issuance of convertible preferred stock to the Company's largest stockholder (see Note 7 to the Consolidated Financial Statements), the Company issued warrants which were fully amortized as deemed preferred stock dividends ($2.2 million) in that quarter. Additionally, values of the warrants issued with both first and second quarter preferred stock financings described below are being amortized as deemed preferred stock dividends which for the three and six months ended June 30, 1999 amounted to $0.4 million and $1.8 million. For the three and six months ended June 30, 1999, preferred stock dividends of $ 0.1 million and $0.2 million were recorded comprising both deemed and accrued dividends. After giving effect to these dividends of $ 0.6 million and $4.3 million, the net loss attributable to the holders of common stock was $11.9 million and $23.1 million for the three and six months ended June 30, 1999.

         Revenue

         Revenue increased to $9.1 million in the second quarter as compared to $7.7 million for the same quarter last year. For the six months ended June 30, 1999 and 1998 revenue increased to $17.5 million from $15.2 million. Of this amount, approximately $2.9 million and $5.6 million, respectively, for the three and six month periods ended June 30, 1999 was derived from Card Services provided globally to post paid card issuers - that is, to customers who were in place by the second quarter of 1998. Contracts and business arrangements entered into in the last twelve months accounted for approximately $6.2 and $11.9 million of the revenue for the three and six month periods ended June 30, 1999 and included $3.8 million and $1.8 million, respectively, in revenue from Network Services. Network Services is expected to generate additional revenue growth in future reporting periods. The services of Vogo Networks (unified messaging and telephone access to Internet content and services) have just been launched with its first customer and probably will not contribute materially to revenues this year, although it is anticipated that there will be recognizable growth this year and a measurable revenue stream in 2000.

         Gross Profit

         Gross profit (loss) was ($0.1 million) and $3.6 million for the three months ended June 30, 1999 and 1998. For the six months ended June 30, 1999 and 1998, gross profit was

         $0.3 million and $7.0 million respectively. An anticipated increase in the cost of revenue related to leases of capacity and other up-front costs necessary to implement new routes and services in Network Services was the key element of this margin difference - as long as the IP voice network is growing with new routes and services, such up-front costs will be incurred. The total for the three months ending June 30, 1999 also includes approximately $0.2 million of costs attributable to the first quarter. Also reflected in the difference for the six month period ending June 30, 1999 with the prior year period are costs incurred in the first quarter of 1999 (and in the first month of the second quarter) due to pricing decisions which led to large negative margins in some card service contracts those costs are no longer being incurred.

         Selling, General and Administrative Expenses ("SG&A")

         These expenses totaled $5.9 million and $3.6 million, respectively, for the second quarter of 1999 and 1998, and $10.6 million and $7.2 million for the six months ended June 30, 1999 and 1998. Included in these amounts is a provision for doubtful accounts of $0.2 million and $ 0.1 million for the three months ended June 30, 1999 and 1998. The provision for doubtful accounts was $0.4 million and $0.7 million for the six-month period ended June 30, 1999 and 1998, respectively.

         Excluding these charges, SG&A was $5.7 million and $10.2 million for the three and six months ended June 30, 1999 as compared to $3.5 million and $6.5 million for the same periods in 1998. The increase is mainly due to the inclusion in the first and second quarters of 1999 of the operating results of the newly acquired subsidiaries for which SG&A expenses, principally employee compensation, totaled $ 2.7 million.

         Deferred Compensation

         These non-cash credits/charges totaled a charge of $0.04 million and $1.0 million for the three and six month period ended June 30, 1999 and relate to the stock allocated to employees of acquired companies by their former owners out of the acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, require the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and to continue to record the effect of subsequent changes in the market price of the issuable stock until actual issuance. Accordingly, deferred compensation in future reporting periods will be reported based on changes in the market price of the Company's common stock.

         Depreciation and Amortization Expense

         These expenses increased from $0.7 million and $1.5 million to $1.9 million and $3.4 million for the three and six month periods ended June 30, 1999 and 1998, principally due to charges for goodwill amortization of $1.0 million and $1.6 million in the three and six months ended June 30, 1999 related to acquisitions concluded since December 1998.

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999

         Proxy Related Litigation Expense

         In the quarter ended March 31, 1998, the Company recorded a $3.5 million charge for the value of stock issued in connection with the settlement of stockholder class action litigation.

         Interest Expense

         Interest expense totaled $3.2 million and $4.1 million compared to $0.3 million and $1.0 million for the three and six-month periods ended June 30, 1999 and 1998, respectively. This increase was primarily due to interest expense related to acquisitions and financings.

         Taxes on Income

         In the quarter ended March 31, 1998, the Company recorded a $1.5 million provision for income taxes based on the initial results of a restructuring study which identified potential international tax issues. No provision was required for the first and second quarters of 1999.

          LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

         Management  is  continuing  its  aggressive  growth  plan  for 1999 and intends to pursue that plan into the foreseeable future. Implementing that plan will continue the large cash demands by the Company and the need for aggressive cash management. To accomplish all of the Company's objectives, management raised significant financing in the first half of 1999 and is focused on raising additional capital through the end of the fiscal year.

         Cash and cash equivalents were $2.2 million at June 30, 1999 compared to $1.4 million at December 31, 1998. Accounts receivable, net, increased $1.4 million to $8.2 million at June 30, 1999 from $6.8 million at December 31, 1998, mainly due to higher revenues. Accounts payable and accrued expenses totaled $16.4 million at June 30, 1999 ($12.0 million at December 31, 1998) resulting principally from deferrals of payments to certain vendors, accruals for interest costs on debt payable only at maturity and the assumption of approximately $2.2 million of such liabilities in the ConnectSoft acquisition. Cash outflows from operating activities for the six-month period ended June 30, 1999 totaled $13.5 million, compared to cash inflows of $3.6 million for the nine-month period ended December 31, 1998.

         On the operating level, the Company is renegotiating its relationship with an entity that was formerly one of its largest customers. At June 30, 1999, 22% of the Company's net accounts receivable of $8.2 million was due from this entity for which extended credit terms have been granted. The new arrangement will assure more effective and timely collection of receivables from that customer to permit renewed growth in that customer's business. This arrangement will also assist in the collection of certain amounts impacted by the extended credit terms - the anticipated arrangements will include the Company

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999


         managing the cash collections from the ultimate users of the services supplied to the customer.

         There was a net working capital deficiency of $29.5 million at June 30, 1999 compared to a deficiency of $21.0 million at December 31, 1998.

          Cash outflows from investing activities for the six-month period ended June 30, 1999 totaled $2.0 million, compared to $5.3 million for the nine-month period ended December 31, 1998. In the six-month period ended June 30, 1999, the Company made other investments, principally the purchase of ConnectSoft with net cash outflows of $1.5 million, which the Company acquired in June (see Note 11 to the Consolidated Financial Statements).

          Cash generated from financing activities totaled $16.4 million during the six-month period ended June 30, 1999 compared to $0.7 million during the nine-month period ended December 31, 1998. In April 1999, the Company entered into a financing transaction which included convertible debt and warrants for a commitment totaling $20.0 million, and provided an immediate unsecured loan of $7.0 million (see Notes 7 and 12 to the Consolidated Financial Statements). Proceeds from this financing through June 30, 1999 were $7.0 million, with the remaining $13.0 million received in early July after stockholder approval of the transaction. An additional $2.0 million was received in June 1999 representing proceeds from the second tranche of Series D Convertible shares which were issued upon registering the underlying common stock issuable on conversion (see Note 9 to the Consolidated Financial Statements).

          CURRENT FUNDING REQUIREMENTS

         The Company has the following estimated firm cash obligations and requirements during the remainder of calendar 1999:

                                                                   (in millions)

                       Capital lease payments                          0.6
                       Payment of promissory notes issued in
                           connection with acquisitions                1.3
                       Repayment of subsidiary's Line of Credit        0.4
                       Repayment of term loan principal                1.0
                       Current payments on notes                       1.1
                       Y2K compliance program (see below)              0.8
                       Other obligations                               0.8
                                                                    ------
                                                                    $  6.0

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999


          Through June 30, 1999 the Company has acquired new funding and commitments in excess of $32.0 million: $10.0 million from the sale of convertible stock; $20.0 million in long-term debt; and more than $2.0 million in vendor financing for network equipment purchases. These funds alone will not permit the Company to achieve the growth, both short and long-term, that management is targeting. That growth will require additional capital. The plan under which the Company is currently operating requires cash in the second half of 1999 through mid 2000. The Company anticipates that this capital will come from (1) a private placement of equity in the third quarter of up to $10 million, (2) an additional financing of debt or equity in the second half of the year of up to $30.0 million with the possibility that this total will be diminished by secured equipment-based financings.

          These funds will be used for operations as required, for network expansion and upgrade, for acquisitions and investments and, in particular, for the launch of new services such as the Global Office Services. If significantly less capital is available, it would force the Company to curtail its existing and planned levels of operations and would therefore have a material adverse effect on the Company's business, results of operations and financial condition.

         ACCOUNTING PRONOUNCEMENTS AND YEAR 2000 ISSUES

         Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is currently not applicable to the Company because the Company does not enter into hedging or derivative transactions.

         Year  2000  Issues

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Issue" or "Y2K Issue" arises because many computer and hardware systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond the year 1999, which may cause errors in information or system failures. Assessments of the potential effects of the Y2K issue vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Because the Company uses Unix-based systems for its platforms and operating systems to deliver service to customers, the Company has

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999


         asserted that material operating systems modifications may not be required to ensure Y2K compliance. This assertion was validated by testing the operating software resident on the Unix-based system which was completed in June 1999. The Company has completed its internal analysis, assessment and planning for critical systems requirements. The Company is using internal resources to identify, correct or reprogram, and test its computer systems for Y2K compliance. Reprogramming and testing of the Company's core application software is in progress. It is anticipated that all reprogramming efforts, including testing, will be completed by October 1999. Deployment of Y2K compliant hardware and software is expected to be complete by November. Management is currently evaluating the financial impact for Y2K compliance and expects that total remaining costs for the Company will not exceed $0.8 million. Material costs have been incurred during the six months ended June 30, 1999 totaling $338,000. The Company believes that it will be able to correct any potential "Year 2000" problems in its critical systems. Nevertheless, the Company is preparing a contingency plan, which is in the process of being finalized and should be complete by September 1999. The Company is also in the process of assessing Year 2000 readiness of its key suppliers and customers. This project has been undertaken with a view toward assuring that the Company has adequate resources to cover its various telecommunications requirements. A failure of the Company's suppliers or customers to address adequately their Year 2000 readiness could affect the Company's business adversely. The Company's worst-case Year 2000 scenarios would include: (i) undetected errors or uncorrected defects in its current product offerings; (ii) corruption of data contained in its internal information systems; and (iii) the failure of infrastructure services provided by external providers. The Company is in the process of reviewing its contingency planning in all of these areas and expects the plans to include, among other things, the availability of support personnel to assist with customer support issues, manual "work arounds" for internal software failure, and substitution of systems, if needed. The Company anticipates that it will have a contingency plan in place by September 1999. In addition, the Company is aware of the potential for claims against it for damages arising from products and services that are not Year 2000 ready. The Company believes that such claims against it would be without merit. Finally, the Year 2000 presents a number of risks and uncertainties that could affect the Company, including utilities failures, competition for personnel skilled in the resolution of Year 2000 issues and the nature of government responses to the issues among others. The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's business, results of operations and financial condition.

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

         The Company measures its exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including: closing exchange prices, volatility factors and the time value of money. At June 30, 1999, the Company was exposed to some market risk through interest rates on its long-term debt and preferred stock and foreign currency. At June 30, 1999, the Company's exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

         A former officer of the Company who was terminated in the fall of 1997 filed suit against the Company in July 1998. The executive entered into a termination agreement. The Company made the determination that there were items which the executive failed to disclose to the Company and, therefore, the Company ceased making payments to the executive pending further investigation. The executive sued claiming employment benefits including expenses, vacation pay and rights to options. The parties agreed, in principle, to a settlement which the parties were not able to conclude. The Company is defending its position vigorously and believes that, ultimately, it will prevail.

         The Company is in arbitration with a distributor of prepaid cards which claims that the Company violated a nondisclosure agreement. The Company contends that the card distributor owes approximately $390,000 for goods and services provided. The parties have agreed, in principle, to a settlement.

ITEM 2 - CHANGES IN SECURITIES
--------------------------------------------------------------------------------
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------
         None

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         On June 16, 1999, the Company held its 1999 annual meeting of stockholders ("Annual Meeting"). At the Annual Meeting, the Company's stockholders took the following actions:

      1. ELECTED DIRECTORS. The Company's stockholders elected seven directors of the Company's Board of Directors. The names of the elected directors are Christopher J. Vizas, David W. Warnes, Richard A. Krinsley, Donald
         H. Sledge, James O. Howard, and Richard Chiang (each whom had served prior to the Annual Meeting) and John Wall.

                                     ELECTION OF  DIRECTORS

             Name of Nominee                    For                     Withheld
             ---------------                    ---                     --------

             Vizas                           13,356,837                  507,235
             Warnes                          13,349,453                  514,619
             Krinsley                        13,357,272                  506,800
             Sledge                          13,357,272                  506,800
             Howard                          13,349,018                  515,054
             Chiang                          13,357,272                  506,800
             Wall                            13,357,272                  506,800


      2. AMENDED THE  COMPANY'S  CERTIFICATE  OF  INCORPORATION.  The  Company's
         stockholders   adopted  the  following   amendments  to  the  Company's
         certificate of incorporation:

      (a)CHANGE THE COMPANY'S NAME TO EGLOBE, INC.


                        For              Against            Abstain
                        ---              -------            -------
                    18,794,597           567,432            12,914



      (b)INCREASE THE AUTHORIZED PREFERRED STOCK AVAILABLE FOR ISSUANCE FROM 5,000,000 TO 10,000,000


                      For                 Against            Abstain
                      ---                 -------            -------
                   10,604,045             1,055,689           34,488

      (c)PROVIDE FOR CLASSIFICATION OF THE COMPANY'S BOARD OF DIRECTORS INTO THREE CLASS OF DIRECTORS SERVING STAGGERED TERMS OF OFFICE.

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999


                            For             Against           Abstain
                            ---             -------           -------
                        11,623,197         1,288,535          69,044

      (d)PROHIBIT STOCKHOLDERS FROM INCREASING THEIR PERCENTAGE OF OWNERSHIP OF THE COMPANY ABOVE 30% OF THE OUTSTANDING STOCK OR 40% ON A FULLY DILUTED BASIS OTHER THAN BY A TENDER OFFER RESULTING IN THE STOCKHOLDER OWNING 85% OR MORE OF THE OUTSTANDING COMMON STOCK.

                            For             Against           Abstain
                            ---             -------           -------
                        10,776,724         1,079,977          832,002


      3. APPROVAL  OF  THE   RESTATEMENT   OF  THE  COMPANY'S   CERTIFICATE   OF
         INCORPORATION.

                            For             Against           Abstain
                            ---             -------           -------
                        12,097,882          749,383           131,279

      4. AMENDED THE COMPANY'S 1995 EMPLOYEE STOCK OPTION AND APPRECIATION RIGHTS PLAN. The Company's stockholders adopted an amendment to increase the number of shares of the Company's Common Stock that may be issued under the Company's employee stock option plan by 1,500,000, which increase includes the reduction of the number of shares available for issuance under the Company's director stock option plan by 437,000 shares, and effect various changes to the Company's employee stock option plan.

                            For             Against           Abstain
                            ---             -------           -------
                        10,349,577        1,200,814           139,991

      5. APPROVAL  OF THE  ISSUANCE  OF COMMON  STOCK  UPON THE  CONVERSION  AND
         EXERCISE OF THE SERIES B PREFERRED STOCK, CERTAIN WARRANTS, AND CONVERTIBLE PROMISSORY NOTES. The Company's stockholders approved the possible issuance of shares of the Company's Common Stock upon the conversion and exercise of shares of the Company's Series B Convertible Preferred Stock, warrants and promissory notes issued in connection with the Series B Convertible Preferred Stock, where the number of shares issuable may equal or exceed 20% of the Company's Common Stock outstanding at the time these securities were issued.

                            For             Against           Abstain
                            ---             -------           -------
                        10,360,705          762,867           84,720

                                                                   EGLOBE, INC.
                                                                  JUNE 30, 1999



      6. APPROVAL OF THE ISSUANCE OF COMMON STOCK UPON THE EXERCISE OF CERTAIN WARRANTS AND IN POSSIBLE PAYMENT OF UP TO 50% OF $20.0 MILLION OF SECURED FINANCING. The Company's stockholders approved the possible issuance of the Company's Common Stock upon the exercise of warrants granted to EXTL Investors when the Company borrowed up to $20 million from EXTL Investors and the possible repayment of up to 50% of the amount borrowed using shares of the Company's Common Stock, where the number of shares issuable may equal or exceed 20% of the Company's Common Stock outstanding.

                            For             Against           Abstain
                            ---             -------           -------
                        10,542,090          764,540           390,531


      7. APPROVAL OF EXTL INVESTORS OWNING IN EXCESS OF 19.9% OF THE COMPANY'S COMMON STOCK NOW OR IN THE FUTURE. The Company's stockholders approved allowing EXTL Investors LLC, the Company's largest stockholder, to own 20% or more of the Company's Common Stock outstanding now or in the future.

                            For             Against           Abstain
                            ---             -------           -------
                        10,525,890          797,187           374,084

      8. APPROVAL OF THE ISSUANCE OF SHARES OF THE COMPANY'S COMMON STOCK UPON THE CONVERSION AND EXERCISE OF SERIES D PREFERRED STOCK AND CERTAIN WARRANTS. The Company's stockholders approved the possible issuance of shares of the Company's Common Stock upon the conversion and exercise of shares of the Company's Series D Cumulative Convertible Preferred Stock and warrants issued in connection with the 8% Series D Cumulative Convertible Preferred Stock exceeding 20% of the Company's Common Stock outstanding at the time these securities were issued.

                            For             Against           Abstain
                            ---             -------           -------
                        10,771,289          786,965           181,952

ITEM 5 - OTHER INFORMATION
--------------------------------------------------------------------------------
         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
         (a)   Exhibits

               3.1 Restated Certificate of Incorporation, dated June 16, 1999.

               3.2  Certificate   of  Amendment  to  Restated   Certificate   of
                    Incorporati on, dated July 7, 1999.

               4.1 Certificate of Designations, Rights and Preferences of 6% Series G Cumulative Convertible Redeemable Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of the Company, dated July 2,
                    1999).

               4.2 Certificate of Designations, Rights and Preferences of Series H Convertible Preferred Stock.

               4.3 Certificate of Designations, Rights and Preferences of Series I Convertible Optional Redemption Preferred Stock.

               4.4  Certificate  of   Elimination  of  Series  A   Participation
                    Preferred Stock.

               10. Agreement and Plan of Merger dated July 12, 1999 for the acquisition of Swiftcall.

               27.  Financial Data Schedule

         (b)  Reports on Form 8-K and 8-K/A

               (i) A report on Form 8-K/A, amending a report on Form 8-K dated December 2, 1998 reporting the acquisition of IDX International, Inc. and Telekey, Inc. under Item 2, was filed with the Commission on April 30, 1999 including required financial statements and pro formas.

               (ii) A report on Form 8-K was filed with the Commission on May 19, 1999 to report repeal of the Company's "poison pill" shareholder rights plan.

               (iii) A report on Form 8-K was filed with the  Commission on July
                     2,  1999  to  report   completion  of  the  acquisition  of
                     ConnectSoft Communications.

               (iv) A report on Form 8-K was filed with the Commission on July 19, 1999 to report completion of a $20 million secured notes financing by EXTL Investors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                                          eGlobe, Inc.
                          (Registrant)

Date:  August 16, 1999    By               /S/ Anne Haas
                            ----------------------------------------------
                                              Anne Haas
                                        Controller, Treasurer
                                   (Principal Accounting Officer)



Date:  August 16, 1999    By          /S/ Christopher J. Vizas
                            -------------------------------------------------
                                        Christopher J. Vizas
                                Chairman of the Board of Directors, and
                                        Chief Executive Officer
                                     (Principal Executive Officer)