Form 10-Q
period 1999-09-30
EGLOBE INC
filed 1999-11-16
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For the Quarter Ended                 Commission File Number
         September 30, 1999                       1-10210

                                  EGLOBE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           13-3486421
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                          Identification No.)


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

                               YES   X          NO
                                   ------         -----

The number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1999 is 22,943,541 shares, all of one class of $.001 par value common stock.

                                  EGLOBE, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            -----
  PART I         Item 1      Consolidated Financial Statements

                             Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                    3 - 4

                             Consolidated Statements of Operations for the three months ended September 30, 1999 and         5
                             1998

                             Consolidated Statements of Operations for the nine months ended September 30, 1999 and          6
                             1998

                             Consolidated Statements of Comprehensive Income (Loss) for the three months and nine            7
                             months ended September 30, 1999 and 1998

                             Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and         8-9
                             1998

                             Supplemental Disclosures of Cash Flow Information                                             10-13

                             Notes to Consolidated Financial Statements                                                   14 - 42

                 Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations         42-51

               Item 7A       Quantitative and Qualitative Disclosure About Market Risk                                       51

  PART II        Item 1      Legal Proceedings                                                                             51-52

                 Item 2      Changes in Securities                                                                           52

                 Item 3      Defaults Upon Senior Securities                                                                 52

                 Item 4      Submission of Matters to a Vote of Security Holders                                             52

                 Item 5      Other Information                                                                               53

                 Item 6      Exhibits and Reports on Form 8-K                                                              53-54

SIGNATURES                                                                                                                   55




                                                                                                                       EGLOBE, INC.
                                                                                                        CONSOLIDATED BALANCE SHEETS
                                                                         AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                     PRO FORMA
                                                               SEPTEMBER 30, 1999
                                                                (UNAUDITED) (NOTE    SEPTEMBER 30, 1999
                                                                       10)               (UNAUDITED)      DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT:
     Cash and cash equivalents                                   $ 4,045,611          $2,150,611           $1,407,131
     Restricted cash                                                 411,827             411,827              100,438
     Accounts receivable, less
          allowance of $1,387,764, $1,387,764
          and $986,497 for doubtful accounts                       8,893,803           8,893,803            6,850,872
     Other current assets                                          1,682,990           1,682,990              494,186

TOTAL CURRENT ASSETS                                              15,034,231          13,139,231            8,852,627

PROPERTY AND EQUIPMENT,
     Net of accumulated depreciation
            and amortization of $16,662,426,
            $16,662,426 and $13,648,667                           23,783,105          23,783,105           13,152,410

GOODWILL, net of accumulated
          amortization of  $1,180,634,
            $1,180,634, and $140,391                               8,808,072           8,808,072           11,865,142


OTHER INTANGIBLE ASSETS,
      Net of accumulated
            amortization of  $4,425,286,
            $4,425,286 and $786,074                               22,030,804          22,030,804              241,461

OTHER:
     Advances to a non-affiliate (Note 4)                                 --                  --              970,750
     Deposits                                                      1,741,709           1,741,709              518,992
     Deferred financing and acquisition costs                        266,800             266,800              736,071
     Other assets                                                    419,090             419,090               50,708
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                 2,427,599           2,427,599            2,276,521
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $72,083,811         $70,188,811          $36,388,161
------------------------------------------------------------------------------------------------------------------------------------

               See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements.


                                                                                                                        EGLOBE, INC.
                                                                                                         CONSOLIDATED BALANCE SHEETS
                                                                          AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                      PRO FORMA
                                                                  SEPTEMBER 30, 1999
                                                                     (UNAUDITED)          SEPTEMBER 30, 1999
                                                                      (NOTE 10)              (UNAUDITED)        DECEMBER 31, 1998

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES, MINORITY INTEREST IN LLC AND STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable                                                      $9,472,800              $9,472,800          $5,798,055
     Accrued expenses                                                       9,034,765               9,034,765           6,203,177
     Income taxes payable                                                   1,293,370               1,293,370           1,914,655
     Notes payable and line of credit principally
            related to acquisitions (Note 6)                                2,117,788               2,117,788           6,298,706
     Notes payable and current maturities of
           long-term debt (Notes 7 and 10)                                  3,999,583               4,040,583           8,540,214
     Deferred revenue (Note 5)                                              1,706,368               1,706,368             485,804
     Other liabilities                                                        659,489                 659,489             567,488
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                  28,284,163              28,325,163          29,808,099
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, net of current maturities
      (Notes 7 and 10)                                                     12,459,270               14,458,270          1,237,344
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          40,743,433              42,783,433          31,045,443
------------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN LLC (NOTE 4)                                           2,329,309               2,329,309                 --
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
     Preferred stock, all series, $.001 par value,
          10,000,000, 10,000,000, and 5,000,000
          shares authorized, 1,912,065, 1,910,130, and 500,075
          shares outstanding (Note 8)                                           1,912                   1,910                 501
     Common stock, $.001 par value, 100,000,000 shares
          authorized, 21,447,291, 21,447,291 and 16,362,966
          shares outstanding (Note 8)                                          21,447                  21,447              16,362
     Additional paid-in capital                                            76,753,754              70,858,756          33,975,268
     Stock to be issued (Note 8)                                           13,911,690              13,911,690                  --

     Accumulated deficit                                                  (61,885,933)           (59,925,933)         (28,566,346)
     Accumulated other comprehensive income (loss)                            208,199                 208,199             (83,067)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 29,011,069              25,076,069           5,342,718
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST IN LLC
     AND STOCKHOLDERS' EQUITY                                             $72,083,811             $70,188,811         $36,388,161
------------------------------------------------------------------------------------------------------------------------------------
                    See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements.



                                                                                                                       EGLOBE, INC.
                                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS                THREE MONTHS
                                                                             ENDED                        ENDED
                                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                                              1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                    $10,635,090                $ 7,926,461

COST OF REVENUE                                                             10,205,027                  4,328,989
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                   430,063                  3,597,472
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
       Selling, general and administrative                                   6,674,002                  3,571,703
       Settlement costs                                                             --                    996,532
       Deferred compensation related to acquisitions                           148,800                         --
       Depreciation and amortization                                         1,180,871                    671,313
       Amortization of goodwill and other intangible assets                  3,284,362                         --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                    11,288,035                  5,239,548
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                      (10,857,972)                 (1,642,076)
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

       Interest expense related to acquisitions                              (145,514)                         --
       Other interest expense                                              (1,632,229)                   (240,880)
       Other income (expense)                                                  25,502                     (4,051)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER  INCOME (EXPENSE)                                              (1,752,241)                   (244,931)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                  (12,610,213)                 (1,887,007)

PREFERRED STOCK DIVIDENDS (NOTE 8)                                          6,454,021                          --
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK                                    $(19,064,234)               $ (1,887,007)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (NOTE 9):
     BASIC                                                                   $ (0.94)                   $   (0.11)
     DILUTED                                                                 $ (0.94)                   $   (0.11)
------------------------------------------------------------------------------------------------------------------------------------
                         See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements.




                                                                                                                       EGLOBE, INC.
                                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          NINE MONTHS                  NINE MONTHS
                                                                             ENDED                        ENDED
                                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                                              1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                    $28,135,964               $ 23,151,833

COST OF REVENUE                                                             27,441,664                 12,557,048
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                   694,300                 10,594,785

COSTS AND EXPENSES:
       Selling, general and administrative                                  17,281,957                 10,744,302
       Corporate realignment expense                                                --                    967,715
       Settlement costs                                                             --                    996,532
       Deferred compensation related to acquisitions                         1,111,200                         --
       Depreciation and amortization                                         2,963,336                  2,172,511
       Amortization of goodwill and other intangible assets                  4,883,156                         --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                    26,239,649                 14,881,060
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                      (25,545,349)                 (4,286,275)
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
       Proxy related litigation expense                                              -                 (3,530,925)
       Interest expense related to acquisitions                              (564,258)                          -
       Other interest expense                                              (5,281,084)                 (1,249,560)
       Other income (expense)                                                   31,044                   (282,565)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                        (5,814,298)                 (5,063,050)
------------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                  (31,359,647)                 (9,349,325)
TAXES ON INCOME                                                                    --                   1,500,000
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                  (31,359,647)                (10,849,325)

PREFERRED STOCK DIVIDENDS (NOTE 8)                                          10,782,994                          -
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK                                    $(42,142,641)               $(10,849,325)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (NOTE 9):
     BASIC                                                                   $ (2.18)                  $    (0.62)
     DILUTED                                                                 $ (2.18)                  $    (0.62)
------------------------------------------------------------------------------------------------------------------------------------
               See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements.

                                       6


                                                                                                                       EGLOBE, INC.
                                                                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                              1999                       1998
                                                                              ----                       ----

NET LOSS                                                                        $(12,610,213)               $(1,887,007)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                              19,304                        --
                                                                                ------------                -----------

COMPREHENSIVE NET LOSS                                                         $(12,590,909 )               $(1,887,007)
                                                                               -------------                -----------



                                                                       NINE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                              1999                       1998
                                                                              ----                       ----

NET LOSS                                                                        $(31,359,647)              $(10,849,325)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                             291,266                    (12,277)
                                                                                ------------               ------------

COMPREHENSIVE NET LOSS                                                          $(31,068,381)              $(10,861,602)
                                                                                ============               ============


                    See accompanying summary of accounting policies and notes to consolidated financial statements



                                                                                                                       EGLOBE, INC.
                                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         NINE MONTHS                  NINE MONTHS
                                                                            ENDED                        ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                             1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
  Net loss                                                              $(31,359,647)                $ (10,849,325)
  Adjustments to reconcile net loss to net cash flows
               provided by (used in) operating activities:
       Depreciation and amortization                                       7,846,492                     2,112,024
       Provision for bad debts                                               746,556                     1,035,168
       Settlement costs                                                           --                       996,532
       Gain on sale of property and equipment                                     --                     (127,002)
       Deferred compensation                                               1,111,200                            --
       Issuance of options and warrants for services                          18,849                       220,000
       Amortization of debt discount                                       4,601,919                       574,716
       Other non-cash interest expense                                       408,290                            --
       Proxy related litigation expense                                           --                     3,500,000

       Other, net                                                                 --                       155,225
       Changes in operating assets and liabilities:
            Accounts receivable                                           (2,665,600)                     (195,342)
            Other current assets                                            (854,157)                           --
            Other assets                                                    (347,231)                      125,797
            Accounts payable                                               2,246,781                     1,479,447
            Income taxes payable                                            (621,285)                    1,500,000
            Accrued expenses                                                (421,366)                      969,291
            Deferred revenue                                                 222,302                            --
            Other liabilities                                                 52,482                      (109,142)
------------------------------------------------------------------------------------------------------------------------------------
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (19,014,415)                    1,387,389
------------------------------------------------------------------------------------------------------------------------------------






                                                                                                                       EGLOBE, INC.
                                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         NINE MONTHS                  NINE MONTHS
                                                                            ENDED                        ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                             1999                        1998
  INVESTING ACTIVITIES:
       Advances to non-affiliates subsequently acquired                           --                   (2,246,000)
       Proceeds from sale of building                                             --                      125,338
       Purchase of Telekey, net of cash acquired                             (95,287)                          --
       Purchase of ConnectSoft, net of cash acquired                      (1,546,140)                          --
       Purchase of Swiftcall, net of cash acquired                          (143,734)
       Purchase of iGlobe, net of cash acquired                             (300,000)                          --
       Purchases of property, equipment and intangibles                     (362,128)                   (1,672,559)
       Restricted cash                                                      (257,988)                          --
       Other assets                                                         (322,717)                     (733,151)
------------------------------------------------------------------------------------------------------------------------------------
  CASH USED IN INVESTING ACTIVITIES                                       (3,027,994)                   (4,526,372)
------------------------------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES:
       Proceeds from notes payable                                        29,473,080                    8,247,787
       Proceeds from issuance of preferred stock                          10,000,000                           --
       Proceeds from capital leases                                          269,925                           --
       Proceeds from exercise of warrants                                    716,254                           --
       Proceeds on sale of common stock                                      249,640                           --
       Stock issuance costs                                               (1,151,146)                          --
       Deferred acquisition and financing costs                             (403,098)                          --
       Principal payments on notes payable                               (15,741,131)                          --
       Payments on capital leases                                           (627,635)                  (7,255,843)
------------------------------------------------------------------------------------------------------------------------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                               22,785,889                      991,944
------------------------------------------------------------------------------------------------------------------------------------

  NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                             743,480                   (2,147,039)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,407,131                    3,787,881
------------------------------------------------------------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 2,150,611                    $1,640,842
------------------------------------------------------------------------------------------------------------------------------------

            See  accompanying  summary of  accounting  policies and notes to  consolidated financial statements.



                                                                                                                       EGLOBE, INC.
                                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,

                                                                             1999                             1998
                                                                             ----                            ----

Cash paid during the period for:


Interest                                                                           $714,800                     --

Income taxes                                                                       $693,211               $132,536
------------------------------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:

Equipment acquired under capital lease obligations                              $   765,552                     --
------------------------------------------------------------------------------------------------------------------------------------
Unamortized debt discount related to warrants                                   $ 9,854,426               $481,283
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued in payment of debt                                          $ 1,654,698                     --
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                       $ 4,750,494                     --
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock issued in payment of debt                                       $ 4,214,223                     --
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividend related to exchange of
preferred stock for preferred stock                                             $ 6,032,500                     --

------------------------------------------------------------------------------------------------------------------------------------
Value of warrants issued and reflected as debt                                  $14,135,250               $576,810
   discount
------------------------------------------------------------------------------------------------------------------------------------
Increase in value of preferred stock as a result of                             $ 1,485,000                     --
   changes in conversion feature
------------------------------------------------------------------------------------------------------------------------------------





                                                                                                                        EGLOBE, INC.
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION  (CONTINUED)  CONNECTSOFT
ACQUISITION, NET OF CASH ACQUIRED (NOTE 4)
                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                      1998
                                                                                           ----                      ----

        Working capital deficit, other than cash acquired                             $ (2,118,111)                 $   --
        Property and equipment                                                             513,437                      --
        Intangible assets                                                                9,120,000                      --
        Purchase price in excess of the net assets acquired                                993,440                      --
        Acquired debt                                                                   (2,991,876)                     --
        Advances to ConnectSoft prior to acquisition by
           eGlobe                                                                         (970,750)                     --
        Issuance of Series G Cumulative
               Convertible Redeemable Preferred stock                                   (3,000,000)                     --
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used to acquire ConnectSoft                                           $ 1,546,140                   $  --
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL   DISCLOSURES  OF  CASH  FLOW   INFORMATION   (CONTINUED)   TELEKEY
ACQUISITION, NET OF CASH ACQUIRED (NOTE 4)

                                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                      1998
                                                                                           ----                      ----

        Working capital deficit, other than cash acquired                             $ (1,284,060)                 $   --
        Property and equipment                                                             481,289                      --
        Intangible assets                                                                2,978,000                      --
        Purchase price in excess of the net assets acquired                              2,022,436                      --
        Acquired debt                                                                   (1,017,065)                     --
        Notes payable issued in acquisition                                               (150,000)                     --
        Issuance of Series F Convertible Preferred Stock                                    (1,010)                     --
        Additional paid-in capital                                                      (1,955,613)                     --
        Stock to be issued                                                                (978,690)                     --

------------------------------------------------------------------------------------------------------------------------------------
        Net cash used to acquire Telekey                                                $   95,287                   $  --
------------------------------------------------------------------------------------------------------------------------------------

                See  accompanying  summary of  accounting  policies  and notes to  consolidated financial statements.


                                                                                                                       EGLOBE, INC.
                                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL   DISCLOSURES  OF  CASH  FLOW  INFORMATION   (CONTINUED)  SWIFTCALL
ACQUISITION, NET OF CASH ACQUIRED (NOTE 4)
                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                      1998
                                                                                           ----                      ----

        Working capital deficit, other than cash acquired                             $ (1,528,107)                 $   --
        Property and equipment                                                           4,961,841                      --
        Stock to be issued                                                              (3,290,000)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used to acquire Swiftcall                                               $  143,734                  $  --
------------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED) OASIS ACQUISITION,
NET OF CASH ACQUIRED (NOTE 4)

                                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                      1998
                                                                                           ----                      ----
        Working capital surplus, other than cash acquired                                 $ 78,806                  $   --
        Property and equipment                                                             671,244                      --
        Intangible assets in LLC                                                         1,580,000                      --
        Minority interest                                                               (2,330,050)                     --
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used to acquire Oasis                                                      $    -                   $   -
------------------------------------------------------------------------------------------------------------------------------------

                     See  accompanying  summary of  accounting  policies  and notes to  consolidated financial statements.



                                                                                                                        EGLOBE, INC.
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL   DISCLOSURES   OF  CASH  FLOW   INFORMATION   (CONTINUED)   IGLOBE
ACQUISITION, NET OF CASH ACQUIRED (NOTE 4)
                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                      1998
                                                                                           ----                      ----

        Working capital deficit, other than cash acquired                               $ (107,000)                    $    -
        Property and equipment                                                            5,577,000                         -
        Intangible assets                                                                 4,590,000                         -
        Deposits                                                                            900,000                         -
        Purchase price in excess of net assets acquired                                     376,000                         -
        Acquired debt                                                                  ( 1,393,000)                         -
        Stock to be issued                                                              (9,643,000)                         -
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used to acquire iGlobe                                                   $ 300,000                     $   -
------------------------------------------------------------------------------------------------------------------------------------

          See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements.


-------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION
-------------------------------------------------------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the nine months ended December 31, 1998.

         The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and its controlling interest in a partnership. All material intercompany transactions and balances have been eliminated in consolidation. Certain consolidated financial amounts have been reclassified for consistent presentation. In December 1998, the Company acquired IDX International, Inc. ("IDX"), a supplier of Internet Protocol ("IP") transmission services, principally to telecommunications carriers, in 14 countries. Also, in December 1998, the Company acquired UCI Tele Networks, LTD. ("UCI"), a development stage calling card business with contracts to provide calling card services in Cyprus and Greece. In February 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), a provider of card-based telecommunications services. In June 1999, the Company, through its newly formed subsidiary, Vogo Networks, LLC ("Vogo"), purchased substantially all of the assets of ConnectSoft Communications Corporation ("ConnectSoft"), which developed and continues to enhance a server based communication system that integrates various forms of messaging, Internet and web content, personal services, and provides telephone access to Internet content (including email and e-commerce functions). In August 1999, the Company completed the acquisition of Swiftcall Equipment and Services (USA) ("Swiftcall"), a telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall. Effective August 1, 1999, the Company acquired iGlobe, Inc. ("iGlobe"), a supplier of IP services, particularly voice over IP, throughout Latin America. In September 1999, the Company acting through a newly formed subsidiary, acquired control of Oasis Reservations Services, Inc. ("ORS"), a Miami based transaction support services and call center to the travel industry, from its sole stockholder, Outsourced Automated Services and Integrated Solutions, Inc. ("Oasis"). The Company and Oasis formed eGlobe/Oasis LLC ("LLC") which is responsible for conducting ORS' operations. The Company manages and controls the LLC. (See Notes 4 and 8 for further discussion).

         Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after September 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.


NOTE 2 - CHANGE OF COMPANY NAME
-------------------------------------------------------------------------------

         At the annual meeting of the stockholders of the Company on June 16, 1999, the stockholders approved and adopted a proposal for amending the Certificate of Incorporation to change the name of the Company from Executive TeleCard, Ltd. to eGlobe, Inc. The amended Certificate of Incorporation has been filed with and accepted by the State of Delaware.


NOTE 3 - MANAGEMENT'S PLAN
-------------------------------------------------------------------------------

         As of September 30, 1999, the Company had a net working capital deficiency of $15.2 million. This net working capital deficiency resulted principally from a loss from operations of $25.5 million (including depreciation, amortization and other non-cash charges) for the nine months ended September 30, 1999. Also contributing to the working capital deficiency was $4.0 million in current maturities of long-term debt, short term indebtedness of $2.1 million related to acquisitions, and $18.5 million in accounts payable and accrued expenses. The $4.0 million of long-term debt currently due consists primarily of $1.0 million due to a stockholder in December 1999 and term note payments over the one year period ending September 30, 2000 which are due to EXTL Investors. The indebtedness related to acquisitions includes $0.1 million related to the Telekey acquisition in February 1999, $0.5 million related to the UCI acquisition effective in December 1998, and $1.2 million related to the iGlobe acquisition effective as of August, 1999. See Note 4 for further discussion.

         The Company has embarked on a program to raise $15.0 million through the sale of equity. As of November 8, 1999, the Company had received proceeds of approximately $2.0 million from the sale of Series N Preferred Stock.

         On April 9, 1999, the Company entered into a financing commitment for long-term debt totaling $20.0 million with the Company's largest stockholder. The repayment of up to 50% of this commitment in shares of common stock and the exercise of certain warrants granted in connection with the commitment was approved by the Company's stockholders at its annual meeting in June 1999. Under the terms of the financing commitment, the lender provided the Company with a short term $7.0 million unsecured loan, which was repaid out of the larger, long-term $20.0 million financing received after stockholder approval was obtained at the Company's annual meeting.

         On the operating level, the Company is renegotiating its relationship with an entity that was formerly one of its largest customers. At September 30, 1999, 21.7% of the Company's net accounts receivable of $8.9 million was due from this entity to which extended credit terms have been granted. The new arrangement will assure more effective and timely collection of receivables from that customer and will permit renewed growth in that customer's business. This arrangement will also assist in the collection of certain amounts due to the Company under the extended credit terms -- the anticipated arrangement will include the Company managing the cash collections from the ultimate users of the services supplied to the customer.

         This series of transactions provides net working capital of $21.0 million, extends payment periods of certain indebtedness and improves the balance sheet of the Company. Combined, these transactions would help fund existing operating losses and would provide a modest base for growth; but they do not represent sufficient capital to meet the plan established by management.

         The estimated capital requirement through mid 2000, needed to continue to fund certain anticipated operating losses, to meet the pre-existing 1999 cash obligations, to finance the growth plan and to meet the anticipated requirements of the Company's announced acquisition program, will be approximately $35.0 million.

         The Company anticipates seeking to meet these cash needs from (1) a private placement of equity in the fourth quarter of up to $15.0 million and (2) a financing of debt or equity in the first and second quarters of 2000 of up to $30.0 million, with the possibility that some of this total will be diminished by secured, equipment-based financing. There can be no assurance that the Company will raise additional capital or generate funds from operations sufficient to meet its obligations and planned requirements. Should the Company be unable to raise additional funds from these or other sources, then its plans would need to be sharply curtailed and its business would be adversely affected.

NOTE 4 - ACQUISITIONS
-------------------------------------------------------------------------------

            IDX

         On December 2, 1998, the Company acquired all of the common and preferred stock of IDX, a privately-held IP based fax and telephone company, for (a) 500,000 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred") originally valued at $3.5 million which were convertible into 2,500,000 shares (2,000,000 shares until stockholder approval was obtained on June 16, 1999 and subject to adjustment as described below) of common stock; (b) warrants ("IDX Warrants") to purchase up to an additional 2,500,000 shares of common stock (subject to stockholder approval which was obtained on June 16, 1999 and an adjustment as described below); (c) $5.0 million in 7.75% convertible subordinated promissory notes ("IDX Notes") (subject to adjustment as described below); (d) $1.5 million in bridge loan advances to IDX made by the Company prior to the acquisition which were converted into part of the purchase price plus associated accrued interest of $0.04 million; (e) $0.4 million for IDX dividends accrued and unpaid on IDX's Preferred Stock under a convertible subordinated promissory note and
         (f) direct costs associated with the acquisition of $0.6 million. The Company also advanced approximately $0.4 million to IDX prior to acquisition under an agreement to provide IDX up to $2.3 million for working capital purposes over the next twelve months. These pre-acquisition advances were not considered part of the purchase price. This acquisition was accounted for using the purchase method of accounting. The shares of Series B Preferred, IDX Warrants and IDX Notes were subject to certain adjustments related to IDX's ability to achieve certain performance criteria, working capital levels and price guarantees for the Series B Preferred and IDX Warrants providing IDX met its performance objectives.

         At the Company's annual meeting in June 1999, the stockholders approved the increase of the convertibility of the Series B Preferred and IDX Warrants as discussed in (a) and (b) above, respectively. As a result, the acquired goodwill associated with the IDX purchase was increased by approximately $1.5 million in the second quarter to reflect the higher conversion feature approved in June 1999. As a result, the preliminary purchase price allocation resulted in goodwill of $12.6 million as of June 30, 1999.

         The Company obtained a final appraisal of IDX's assets from independent appraisers in the third quarter. This appraisal resulted in a net reclassification of approximately $4.1 million of IDX's acquired goodwill to other identifiable intangibles. These other identifiable intangibles consist of assembled and trained workforce, partnership network and non-compete agreements and are being amortized on a straight-line basis from one to four years. Goodwill is being amortized on a straight-line basis over seven years.

         In July 1999, the Company renegotiated the terms of the IDX purchase agreement with the IDX stockholders as follows;

(a) The 500,000 shares of Series B Preferred were reacquired by the Company in exchange for 500,000 shares of Series H Convertible Preferred Stock ("Series H Preferred"), a par value of $.001 per share.

(b) The Company reacquired the original IDX Warrants in exchange for new warrants to acquire up to 1,250,000 shares of the Company's common stock, subject to IDX meeting certain revenue, traffic and EBDITA levels at September 30, 2000 or December 31, 2000 if not achieved by September 30, 2000.

(c) The Company reaquired the outstanding IDX Notes of $1.5 million and $2.5 million (previously due in June 1999 and October 1999, respectively) in exchange for 400,000 shares of Series I Convertible Optional Redemption Preferred Stock ("Series I
               Preferred"), par value of $.001 per share. (See Note 6 for further discussion).

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

         The shares of the Series H Preferred Stock convert automatically into up to 3,750,000 shares of common stock, subject to adjustment as described below, on January 31, 2000 or earlier if the 15 day average closing sales price of common stock is equal or greater than $6.00. Providing the Series H Preferred has not been converted, the Company has guaranteed a price of $6.00 per common stock share on January 31, 2000. If the market price of the common stock is less than $6.00 per share on January 31, 2000, the Company will issue additional common stock upon conversion of the Series H Preferred Stock based on the ratio of $6.00 to the market price (as defined, but not less than $3.333 per share) but not more than 3.0 million additional shares of common stock. (See Note 8 for further discussion).

         As a result of the exchange agreement, the Company recorded the excess of the fair market value of the new preferred stock issuances and the warrants over the carrying value of the reacquired preferred stock, warrants and notes payable as a dividend to Series B Preferred stockholders of approximately $6.0 million. In addition, upon the conversion of the Series H Preferred Stock, an additional dividend of up to $9.0 million may be recorded if more than 3,750,000 shares of common stock are issued.

         The financial statements of the Company reflect the preliminary allocation of the purchase price. The Company will determine the final purchase price allocation based on final review and resolution of the contingent purchase price elements discussed above. Goodwill may materially increase when these contingencies are resolved.

         At the acquisition date, the stockholders of IDX originally received Series B Preferred Stock and warrants as discussed above, which were ultimately convertible into common stock subject to IDX meeting its performance objectives. These stockholders in turn granted preferred stock and warrants, each of which was convertible into a maximum of 240,000 shares of the Company's common stock, to IDX employees. The increase in the market price during the first nine months of 1999 of the underlying common stock granted by the IDX stockholders to certain employees has resulted in a charge to income of $0.5 million. The actual number of common shares issued upon conversion of the preferred stock and warrants will ultimately be determined by the achievement, by IDX, of certain performance goals and the market price of the Company's stock over the contingency period of up to twelve months from the date of acquisition. The stock grants are performance based and will be adjusted each reporting period (but not below zero) for the changes in the stock price until the shares and/or warrants (if and when) issued are converted to common stock.

         UCI

         As discussed in Note 1, in December 1998, the Company acquired UCI. The Company obtained a final appraisal of UCI's assets from independent appraisers completed in the third quarter of 1999. This appraisal resulted in a net reclassification of approximately $0.5 million of UCI's acquired goodwill to other identifiable intangibles. The other identifiable intangible relates to the value of certain contracts and is being amortized on a straight-line basis over two years. Goodwill is being amortized on a straight-line basis over seven years. The preliminary purchase price allocation will be finalized pending resolution of certain purchase price contingencies.

         TELEKEY

         On February 12, 1999, the Company completed the acquisition of Telekey for which it paid: (i.) $0.1 million at closing; (ii) issued a promissory note for $0.2 million payable in equal monthly installments over one year; (iii) issued 1,010,000 shares of Series F Convertible Preferred Stock ("Series F Preferred"); and (iv) agreed to issue at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives. See Notes 6 and 8 for further discussion.

         This acquisition has been accounted for using the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The initial preliminary purchase price allocation based on management's review and preliminary appraisals resulted in acquired goodwill of $3.5 million and an acquired intangible of approximately $1.5 million related to the value of certain distribution networks. These acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of seven years. The Company obtained a final appraisal of Telekey's assets from independent appraisers in the third quarter of 1999. This appraisal resulted in a net reclassification of approximately $2.5 million of Telekey's goodwill to other identifiable intangibles. These other identifiable intangibles are being amortized on a straight-line basis over the useful lives of three to seven years. The final purchase price allocation has not been finalized pending resolution of several purchase price elements, which are contingent upon the following:

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

         (b) The Company has guaranteed a price of $4.00 per common stock share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred subject to Telekey's achievement of certain defined revenue and EBITDA objectives. If the market price is less than $4.00 on December 31, 1999, the Company will issue additional shares of common stock upon the conversion of the Series F Preferred based on the ratio of $4.00 to the market price, but not more than an aggregate of 600,000 additional shares of common stock.

         Based on the contingent purchase price elements as listed above, goodwill associated with the acquisition may materially increase when these contingencies are resolved.

         At the acquisition date, the stockholders of Telekey received Series F Preferred Stock as discussed above, which is ultimately convertible into common stock. In addition, the stockholders may receive additional shares of Series F Preferred Stock subject to Telekey meeting its performance objectives. These stockholders in turn have agreed to grant upon conversion of the Series F Preferred a total of 240,000 shares of eGlobe common stock to certain Telekey employees. Of this total, 60,000 shares will be issued only if Telekey meets certain performance objectives. As of September 30, 1999, the value of the underlying non-contingent 180,000 shares of common stock granted by the Telekey stockholders to certain employees has resulted in a charge to income of $0.5 million. The stock grants are performance based and will be adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares are issued to the employees.

         CONNECTSOFT

         In June 1999, the Company, through its subsidiary Vogo, purchased substantially all the assets of ConnectSoft, for (a) one share of the Company's 6% Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred") valued at $3.0 million; (b) assumed liabilities of approximately $5.0 million, consisting primarily of long-term lease obligations; (c) $1.8 million in advances to ConnectSoft made by the Company prior to the acquisition which were converted into part of the purchase price and (d) direct costs associated with the acquisition of $0.4 million. This acquisition has been accounted for under the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. The preliminary allocation has resulted in acquired intangibles of $10.1 million that are being amortized on a straight-line basis over their estimated useful lives. The acquired intangibles consist of goodwill of $1.0 million to be amortized over seven years, existing technology of $8.4 million to be amortized over five years and other identified intangibles of $0.7 million to be amortized over seven years. The preliminary allocation of the purchase price was based on appraisals performed by a third party.

         The Company also borrowed $0.5 million from the seller which bears interest at a variable rate (8.0% at September 30, 1999). Principal and interest payments are due in twelve (12) equal monthly payments commencing on September 1, 1999. The remaining principal and accrued interest also become due on the first date on which (i) the Company receives in any transaction or series of transactions any equity or debt financing of at least $50.0 million or (ii) Vogo receives in any transaction or series of transactions any equity or debt financing of at least $5.0 million. (See Notes 6 and 8 for further discussion).

         In August 1999, the Company issued 30 shares of Series K Cumulative Convertible Preferred Stock ("Series K Preferred") in exchange for its Series G Preferred held by the seller of Connectsoft. (See Note 8 for further discussion).

         SWIFTCALL

         In August 1999, the Company acquired all the common stock of Swiftcall, a privately-held telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall. The aggregate purchase price equaled $3.3 million, due in two equal payments on December 3, 1999 and June 1, 2000. The agreement provided that payments could be made at the option of the Company, in whole or in part, (i) in cash or (ii) in stock, by issuing to the stockholder of Swiftcall the number of shares of common stock of the Company equal to the first payment amount or the second payment amount, as the case may be, divided by the market price as defined. On August 12, 1999, the Company elected to make payment on both notes by issuing common stock.

         As part of the transaction, the former stockholder of Swiftcall, who also owns VIP Communications, Inc., ("VIP") a calling card company in Reston, Virginia, agreed to cause VIP to purchase services from the Company, of the type presently being purchased by VIP from the Company's IDX subsidiary, which result in revenue to the Company of at least $500,000 during the 12 months ending August 3, 2000. Any revenue shortfall must be paid in cash by the former stockholder of Swiftcall. The Company may offset any shortfall outstanding on September 1, 2000 by depositing the applicable portion of the second payment into escrow.

         This acquisition has been accounting for using the purchase method of accounting. The financial statements of the Company reflect the final allocation of the purchase price. The final allocation of the purchase price was based on appraisals performed by a third party. The final allocation has resulted in acquired property and equipment valued at approximately $5.0 million that is being depreciated on a straight-line basis of seven years.

         IGLOBE

         Effective in August 1999, the Company acquired all the common shares of iGlobe, a wholly owned subsidiary of Highpoint Telecommunications, Inc. ("Highpoint"). Recently established by Highpoint, iGlobe possesses an infrastructure supplying Internet Protocol ("IP") services, particularly voice over IP, throughout Latin America. In July 1999, the Company and Highpoint agreed that the Company would manage the business of iGlobe and would take responsibility for the ongoing financial condition of iGlobe from August 1, 1999, pursuant to a Transition Services and Management Agreement ("TSA"). Pursuant to this agreement, Highpoint financed working capital through the closing date to iGlobe for which the Company has issued a note payable of $1.2 million (see
         Note 6). The acquisition closed October 14, 1999. The purchase price consisted of (i) one share of 20% Series M Convertible Preferred Stock ("Series M Preferred") valued at $9.6 million, (ii) direct acquisition costs of approximately $0.3 million; and (iii)

         Highpoint was given a non-voting beneficial 20% interest of the equity interest subscribed or held by the Company in a yet-to-be-completed joint venture known as IP Solutions B.V.

         The one share of Series M Preferred, par value $.001, has a liquidation value of $9.0 million and carries an annual cumulative dividend of 20% which will accrue and be payable annually or at conversion in cash or shares of common stock, at the option of the Company. The premium of $600,000 will be amortized as deemed preferred dividends over the one year period from the issuance date. The Series M Preferred is convertible, at the option of the holder, one year after the issue date at a conversion price of $2.385. The Company has the right to repurchase the Series M Preferred for cash upon a determination by the eGlobe Board that it has sufficient cash to fund operations and make the purchase. Each share of Series M Preferred shall automatically be converted into shares of common stock, based on the then-effective conversion rate, on the earliest to occur of (i) the first date as of which the last reported sales price of the common stock is $5.00 or more for any 10 consecutive trading days during any period in which Series M Preferred is outstanding, (ii) the date that is seven years after the issue date, or (iii) the date upon which the Company closes a public offering of equity securities of the Company at a price of at least $4.00 per share and with gross proceeds of at least $20.0 million.

         The acquisition has been accounted for using the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price. This initial preliminary purchase price allocation based on management's review and preliminary appraisals resulted in acquired goodwill of $0.4 million and acquired intangibles of $4.6 million related to a customer base, licenses and operating agreements, a sales agreement, and an assembled workforce. The goodwill is being amortized on a straight-line basis over seven years and the acquired intangibles are being amortized on a straight-line basis over the estimated useful lives of three years. The Company will determine the final purchase price allocation based on completion of management's review and final appraisals of iGlobe's assets.

         OASIS

         In September 1999, the Company, acting through a newly formed subsidiary, acquired control of ORS from its sole stockholder, Outsourced Automated Services and Integrated Solutions, Inc. ("Oasis"). The Company and Oasis formed eGlobe/Oasis Reservations LLC, a limited liability company ("LLC"), which is responsible for conducting the business operations of ORS. The Company manages and controls the LLC and receives 90% of the profits and losses from ORS' business. The LLC was funded by contributions effected by the members under a Contribution Agreement ("Contribution Agreement"). Oasis contributed all the outstanding shares of ORS valued at approximately $2.4 million as its contribution to the LLC. The Company contributed 1.5 million shares of its common stock valued at $3.0 million on the date of issuance and warrants to purchase additional shares of its common stock to the LLC. The warrants are exercisable for the shares of common stock as discussed below:

(a) shares equal to the difference between $3.0 million and the value of the Company's 1.5 million share contribution on the date that the shares of common stock (including the shares underlying the warrants) contributed to the LLC are registered with the SEC if the value of the 1.5 million shares on that date is less than $3.0 million;

(b) shares equal to $100,000 of the Company's common stock for each 30-day period beyond 90 days following the date of contribution that the shares of the Company's common stock (including the shares underlying the warrants) contributed to the LLC remain unregistered;

(c) shares equal to up to $2.0 million of the Company's common stock, subject to adjustment based upon ORS achieving certain revenue and EBITDA targets during the measurement period of August 1, 1999 to January 31, 2000: provided however, that Oasis may select a different period if: (i) ORS obtains a new customer contract at any time between the closing date and March 31, 2000 and (ii) the Company enters into a new contract with a specific customer at any time between the closing date and March 31, 2000. If either of these events occur, then Oasis may select as the measurement period, in its discretion, any of the following; (x) the period from August 1, 1999 to January 31, 2000, (y) the period from September 1, 1999 to February 29, 2000 or (z) the period from October 1, 199 to March 31, 2000;

(d) additional shares based upon (1) ORS achieving certain revenue and EBIDTA targets, and (2) the Company's share price at the date of registration of the shares for this transaction. Under certain circumstances, these shares may be equal to the greater of (A) 50% of the incremental revenue for the Second Measurement Period (as defined in the agreements) over $9.0 million or (B) four times the incremental Adjusted EBITDA (as defined in the agreements) for the Second Measurement Period (as defined in the agreements) over $1.0 million provided, however, that such number of shares shall not exceed the greater of; (i) 1,000,000 shares of the Company's common stock or (ii) that the number of shares of the Company's common stock determined by dividing $8.0 million by the Second Measurement Period Date Market Value (as defined in the agreements); and provided further, that if the basis for issuance of such shares is incremental revenue over $9.0 million then EBITDA for the Second Measurement Period must be at least $1.0 million for the revenue between $9.0 million and $12.0 million or at least $1.5 million for revenue above $12.0 million. In addition, the LLC may receive 0.5 million shares of the Company's common stock if the revenue for the Second Measurement Period is equal to or greater than $37.0 million and the Adjusted EBITDA for the Second Measurement Period is equal to or greater than $5.0 million.


         According to the Operating Agreement, the net profits and net losses of the LLC will be allocated 90% to the Company and 10% to Oasis. Proceeds from the sale of the Company's common stock or warrants would be allocated 90% to the Company and 10% to Oasis. Proceeds from the sale of the ORS stock or its assets will be allocated 100% to Oasis until Oasis has received distributions of at least $9.0 million and then 90% to Oasis and 10% to the Company. Pursuant to the LLC's Operating Agreement, the LLC is an interim step to full ownership of ORS by the Company. Once the Company has either raised $10 million in new capital or generated three consecutive months of positive cash flow and registered the shares issued in this transaction, the LLC will be dissolved and ORS will become a wholly owned subsidiary of the Company. Under these circumstances, Oasis would receive the shares of common stock and warrants contributed to the LLC by the Company. Additionally, even if these conditions are not fulfilled, Oasis has the right to redeem its interest in the LLC at any time in exchange for the shares of common stock and the warrants issued to the LLC by eGlobe.

         This acquisition has been accounted for using the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price based on preliminary appraisals of ORS's assets. The Company has not completed the review of the purchase price allocation and will determine the final allocation based on final appraisals and resolution of the contingencies discussed earlier.

         As the Company controls the operations of the LLC, the LLC has been included in the Consolidated Financial Statements with Oasis' interest in the LLC recorded as a Minority Interest in the LLC.

         In connection with the purchase and installation of equipment and leasehold improvements at ORS' new facility in Miami, Florida, Oasis agreed to loan ORS up to $451,400. The loan is required to be repaid in six equal quarterly principal installments beginning November 30, 1999. The Company guaranteed ORS' obligations under this loan and granted Oasis a security interest in its ownership interest in the LLC. As of September 30, 1999, there was no amount outstanding under this commitment.

         PRO FORMA RESULTS OF OPERATIONS

         As discussed earlier, the Company acquired IDX on December 2, 1998 and UCI on December 31, 1998. The results of operations for these two acquisitions are included in the consolidated results of operations for the three and nine months ended September 30, 1999.

The following unaudited pro forma consolidated results of operations are presented as if the IDX, UCI, Telekey, ConnectSoft, Swiftcall and the Oasis acquisitions had been made at the beginning of the periods presented. The historical results of operations of iGlobe have not been included in the pro forma results of operations as it is not practical for the Company to include such information due to the recent conclusion of the acquisition. Since Telekey was acquired in February 1999, the Company has included Telekey's January 1999 results in its pro forma results of operations for the nine months ended September 30, 1999 for comparative purposes. Since ConnectSoft was acquired in June 1999, the Company has included ConnectSoft's January through May 1999 results in its pro forma results of operations for the nine months ended September 30, 1999 for comparative purposes. Since Swiftcall was acquired in August 1999, the Company has included Swiftcall's July 1999 results and January through July 1999 results in its pro forma results of operations for the three months and nine months ended September 30, 1999, respectively, for comparative purposes. Since ORS was acquired in September 1999, the Company has included ORS' July and August results and January through August 1999 results in its pro forma results of operations for the three months and nine months ended September 30 1999, respectively, for comparative purposes. In addition, the effects of the renegotiations of the purchase agreement with the IDX stockholders and the reclassification of certain intangibles of IDX, UCI and Telekey have been included for all periods presented in the Pro Forma results of operations.



                                                              PRO FORMA RESULTS FOR THE
                                      THREE MONTHS ENDED                             NINE MONTHS ENDED
                                         SEPTEMBER 30,                                   SEPTEMBER 30,
                                          1999                1998                1999                 1998

NET REVENUE                              $ 11,642,921        $11,733,369          $32,430,450          $32,834,035

NET LOSS                                 $(12,696,517)       $(6,863,563)        $(34,241,626)        $(24,663,030)

NET LOSS ATTRIBUTABLE TO                 $(13,058,649)      $ (6,863,563)        $(38,932,731)        $(24,663,030)
       COMMON STOCK

NET LOSS PER SHARE                             $(0.43)            $(0.25)              $(1.32)              $(0.94)



NOTE 5 - DEFERRED REVENUE
--------------------------------------------------------------------------------

Some revenues from the Company's card services business come from supplying underlying services to issuers of prepaid cards. Those issuers prepay some or all of the services provided. Payments received in advance for such services are recorded in the accompanying balance sheets as deferred revenue. Consequently, revenues from such services are recognized as the cards are used and service provided. When a card for which service has been contracted expires without being fully used (cards have effective lives of up to one year), then the unused value is referred to as breakage and recorded as revenue at the date of expiration. In addition, the Company, through its recent acquisition of ORS, has deferred revenue related to certain reservations service contracts. Customers are required to pay the Company for reservation services in advance based on forecasted amounts. These advance payments are recorded by the Company as deferred revenue, which is subsequently recognized as revenue when the related services are performed.

NOTE 6 - NOTES PAYABLE AND LINE OF CREDIT PRINCIPALLY RELATED TO ACQUISITIONS
--------------------------------------------------------------------------------
At September 30, 1999 and December 31, 1998, notes payable and lines of credit principally related to acquisitions consisted of the following:
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         1999                   1998
--------------------------------------------------------------------------------------------------------------
12 %  unsecured  term  note  payable  to  an  investor,  net  of unamortized  discount of $0 and $26,351,  interest and principal
payable in September 1999.  (1)                                          $250,000              $ 223,649

Convertible  subordinated  promissory  note for  acquisition  of
IDX,  interest and principal  repaid March 1999 through issuance
of common stock and warrants.  (2)                                              -              1,000,000

Convertible  subordinated  promissory  note for  acquisition  of
IDX,   interest  and  principal  paid  in  August  1999  through
issuance of common stock.  (2)                                                  -                418,024

Convertible  subordinated  promissory  note for  acquisition  of
IDX,   interest  and  principal  paid  in  August  1999  through
issuance of preferred stock.  (2)                                               -              1,500,000

Convertible  subordinated  promissory  note for  acquisition  of
IDX,   interest  and  principal  paid  in  August  1999  through
issuance of preferred stock.  (2)                                               -              2,500,000

8% promissory note for acquisition of UCI,  $250,000  payable in
August,  1999, and $250,000 plus interest payable December 1999,
net of unamortized discount of $0 and $42,967.  (3)                       500,000                457,033

Short-term loan from two officers.                                              -                100,000

Short-term note payable to an investor.                                                          100,000

Line of credit of Telekey, principal due on demand, interest payable quarterly at a variable rate (8.25% at September 30,
1999), expires in October 1999.  (4)                                      100,000                      -

Non-interest  bearing note for  acquisition of Telekey,  payable
in equal monthly principal payments over one year.  (4)                    62,500                      -

Short term note due to seller of iGlobe, due
in November 1999.  (5)                                                  1,205,288                      -

--------------------------------------------------------------------------------------------------------------
Total notes payable and line of credit                                $ 2,117,788             $6,298,706
--------------------------------------------------------------------------------------------------------------

         (1) In September 1998, a subsidiary of the Company entered into a bridge loan agreement with an investor for $250,000. The proceeds were advanced to ConnectSoft, a company acquired in September 1999 as discussed in Note 4. In connection with this transaction, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.00 per share. The value assigned to the warrants of $26,351 was recorded as a discount to the note and has been fully amortized as of September 30, 1999 as additional interest expense. The warrants expire on September 1, 2003, and as of September 30, 1999 these warrants have not been exercised. As part of the acquisition of ConnectSoft, the Company renegotiated the terms of this note with the investor in July 1999. Pursuant to the renegotiations, the original note was replaced with a new note dated July 14, 1999 with a face value of $276,408 representing $250,000 of principal plus $26,408 of accrued interest due on the original note. The new note has a maturity date of September 12, 1999. In connection with this new note, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.82 per share. The value of $33,979 assigned to the warrants was recorded as a discount to the note and amortized over the term of the loan. The warrants expire on July 14, 2004. At September 30, 1999 these warrants have not been exercised. The Company is currently renegotiating the payment date with the investor.

         (2) In connection with the IDX acquisition, the Company issued $5.0 million convertible subordinated promissory notes and a $0.4 million note payable for accrued but unpaid dividends owed by IDX. The notes bore interest at LIBOR plus 2.5% (7.75% as defined). Each of the notes, plus accrued interest, could be paid in cash or shares of the Company's common stock, at the sole discretion of the Company. In March 1999, the Company elected to pay the first note, which had a face value of $1.0 million, plus accrued interest, in shares of common stock and issued 431,728 shares of common stock to discharge this indebtedness. In connection with the discharge of this indebtedness, IDX stockholders were granted warrants expiring March 23, 2002 to purchase 43,173 shares of the Company's common stock at a price of $2.37 per share. The value assigned to the warrants of $62,341 was recorded as interest expense in March 1999. At September 30, 1999, these warrants have not been exercised.

              In July 1999, the Company renegotiated the terms of the purchase agreement with IDX stockholders. As a result of the renegotiations, the Company exchanged the notes payable of $1.5 million and $2.5 million for 400,000 shares of Series I Preferred Stock valued at $4.0 million. In addition, the maturity date of the $418,024 note was extended to July 15, 1999 from May 31, 1999. The Company elected to pay this note with shares of common stock and issued 140,599 shares of common stock to discharge this indebtedness. See Notes 4 and 8 for further discussion.

         (3) On December 31, 1998, the Company acquired UCI. In connection with this transaction, the Company issued a promissory note for $0.5 million bearing interest at 8% due June 27, 1999. In connection with the note, UCI was granted warrants expiring in December 31, 2003 to purchase 50,000 shares of the Company's common stock at a price of $1.63 per share. The value assigned to the warrants of $42,967 was recorded as a discount to the note and was amortized through June 1999 as additional interest expense. At September 30, 1999, these warrants have not been exercised. In August 1999, the Company completed renegotiation of the terms of this note. In November 1999, the Company paid $250,000 with the remaining $250,000 plus accrued interest payable on December 31, 1999.

(4) On February 12, 1999, the Company acquired Telekey. In connection with this transaction, the Company issued a non-interest bearing note for $0.15 million. (See Note 4). Telekey also had a $1.0 million line of credit due on demand and bearing interest at a variable rate (8.25% at September 30, 1999), to facilitate operational financing needs. The line of credit was personally guaranteed by previous stockholders of Telekey and was due on demand. This line of credit expired in October 1999 and the balance was repaid on November 2, 1999.

(5) Effective August 1, 1999, the Company acquired iGlobe. In connection with this transaction, Highpoint financed working capital through the closing date to iGlobe for which the Company issued a note payable of $1.2 million. (See Note 4 for further discussion).

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT
-------------------------------------------------------------------------------
         At September 30, 1999 and December 31, 1998, notes payable and long-term debt consisted of the following:

                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1999                1998
8.875% unsecured term note payable to a telecommunications  company, net
of unamortized discount of $0 and $205,932.  (1)                                     $     -          $7,294,068

8.875%  unsecured  term note  payable  to a  stockholder,  interest  and
principal  payable  December  1999,  net  of  unamortized   discount  of
$63,121 and $45,844.  (2)                                                            936,879             954,156

8%  promissory  note for  acquisition  of UCI,  interest  and  principal
payable June 2000.  (3)                                                              500,000             500,000

8% mortgage note,  payable  monthly,  including  interest  through March
2010,  with an April 2010 balloon  payment;  secured by deed of trust on
the related land and building.                                                       296,706             305,135

10% promissory note of Telekey payable to a  telecommunication  company,
interest payable quarterly, principal due December 2000.  (4)                        453,817                    -

Promissory  note with interest at a variable rate (8.0% at September 30,
1999),   principal   and  interest   payable  in  twelve  equal  monthly
installments commencing September 1999.  (5)                                         500,000




                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1999                1998
5% Secured Note Payable,  net of unamortized  discount of $9,791,305 and
$0.  (6)                                                                          10,208,695                   -

Capitalized lease obligations (7)                                                  5,602,756             724,199
--------------------------------------------------------------------------------------------------------------------
Total                                                                             18,498,853           9,777,558

Less current maturities, net of unamortized
  discount of $3,626,977 and $251,776                                              4,040,583           8,540,214
--------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                             $14,458,270          $1,237,344
--------------------------------------------------------------------------------------------------------------------

         (1) In February 1998, the Company borrowed $7.5 million from a telecommunications company. In connection with this transaction, the lender was granted warrants expiring February 23, 2001 to purchase 500,000 shares of the Company's common stock at a price of $3.03 per share. The value of approximately $0.5 million assigned to such warrants when granted in connection with the above note agreement was recorded as a discount to long-term debt. The discount was amortized over the term of the note as interest expense. In January 1999, pursuant to the anti-dilution provisions of the loan agreement, the exercise price of the warrants was adjusted to $1.5125 per share, resulting in additional debt discount of $0.2 million. This amount was amortized over the remaining term of the note. In July 1999, this note plus accrued interest was repaid and the remaining unamortized discount was recorded as interest expense. At September 30, 1999, these warrants have not been exercised.

         (2) In September 1998, the Company borrowed $1.0 million from an existing stockholder. In connection with this transaction, the lender was granted warrants expiring September 2001 to purchase 67,000 shares of the Company's common stock at a price of $3.03 per share. The stockholder also received as consideration for the loan, the repricing and extension of a warrant for 55,000 shares exercisable before February 2001 at a price of $3.75 per share. The value assigned to such warrants, including the revision of terms, of approximately $68,846, was recorded as a discount to the note payable and is being amortized over the term of the note as interest expense. In January 1999, the exercise price of the 122,000 warrants was lowered to $1.5125 per share and the expiration dates were extended through January 31, 2002. The value of $19,480 assigned to the revision in terms was recorded as additional debt discount and is being amortized to interest expense through December 31, 1999. In August 1999, the Company entered into a stock purchase agreement with the lender. Under this agreement, the lender agreed to purchase 160,257 shares of common stock of the Company at a price per share of $1.56 and received a warrant to purchase 60,000 shares of common stock of the Company at a price per share of $1.00. Additionally, the lender acquired an option to exchange the principal of the note (up to a maximum amount of $500,000) for: (1) shares of common stock of the Company at a price per share of $1.56 and (2) warrants to purchase shares of common stock of the Company at a price of $1.00 (60,000 shares per $250,000 of debt exchanged). The value of the maximum number of warrants that would be issued upon exercise of the option of $70,637 was recorded as additional debt discount and is being amortized to interest expense through December 1999. (See Note 8 for further discussion).

         (3) On December 31, 1998, the Company acquired UCI. In connection with this transaction, the Company issued a $0.5 million note with 8% interest payable monthly due no later than September 30, 2000.

         (4) Telekey, acquired in February, 1999, has an outstanding promissory note for $0.454 million bearing interest payable quarterly at 10% due on December 31, 2000.

         (5)  On  June  17,  1999,  the  Company  through  its  subsidiary  Vogo purchased substantially all the assets of ConnectSoft. In connection with this purchase, the Company issued a $0.5 million note to the seller. The note bears interest at a variable rate (8% at September 30, 1999) and principal and interest payments are due in twelve equal monthly payments commencing on September 1, 1999. The remaining principal and accrued interest also become due on the first date on which (i) the Company receives in any transaction or series of transactions any equity or debt financing of at least $50.0 million or (ii) Vogo receives in any transaction or series of transactions any equity or debt financing of at least $5.0 million. (See Notes 4 and 8 for further discussion).

         (6) In April 1999, the Company received a financing commitment of $20.0 million in the form of long-term debt from its largest stockholder ("Lender"). Under the terms of the Loan and Note Purchase Agreement ("Agreement"), in April 1999, the Company
              received  an  unsecured  loan  ("Loan")  of $7.0  million  bearing interest at 8% payable monthly with principal and remaining interest due on the earlier of (i) April 2000, (ii) the date of closing of an offering by the Company from which the Company receives net proceeds of $30.0 million or more, and (iii) the closing of the $20.0 million purchase of the Company's 5% Secured Notes. As additional consideration, the Lender received warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.01 per share, of which 500,000 warrants were immediately exercisable and were exercised in September 1999, and 1,000,000 warrants were exercisable only in the event that the stockholders did not approve the repayment of a $20.0 million credit facility committed by the Lender in shares of the Company's common stock and grant of warrants to purchase 5,000,000 shares of the Company's common stock or the Company elected not to draw it down. The 1,000,000 warrants did not become exercisable because both the stockholder approval was received and the Company elected to draw down the funds as discussed below. The value of approximately $2.9 million assigned to the 500,000 warrants was recorded as a discount to the note payable and amortized through July 1999 when the note was repaid.

               Under the  Agreement,  in July 1999, the Lender  purchased  $20.0 million of 5% Secured Notes ("Notes") dated June 30, 1999 at the Company's request. The transactions contemplated by the Agreement were approved by the Company's stockholders at the annual stockholders meeting in June 1999. The initial $7.0 million Loan was repaid from the proceeds of the Notes. Additionally, proceeds from the Notes were used to repay the note payable, discussed in note (1), and accrued interest totaling $8.4 million.

               Principal  and interest on the Notes are payable over three years in monthly installments of $377,000 commencing August 1, 1999 with a balloon payment for the remaining balance of $8.6 million due on the earlier to occur of (i) June 30, 2002, or (ii) the date of closing of an offering ("Qualified Offering") by the Company of debt or equity securities, in a single transaction or series of related transactions, from which the Company receives net proceeds of $100.0 million or more.. Alternatively, the Company may elect to pay up to 50% of the original principal amount of the Notes in shares of the Company's common stock, at its option, if: (i) the closing price of the Company's common stock is $8.00 per share for more than 15 consecutive trading days; (ii) the Company completes a public offering of equity securities at a price of at least $5.00 per share and with proceeds of at least $30.0 million; or
              (iii) the Company completes an offering of securities with proceeds in excess of $100.0 million. Also, under the Agreement, the Lender purchased an Accounts Receivable Revolving Credit Note ("Revolver") for an amount up to the lesser of (1) 50% of eligible receivables (as defined) or (2) the aggregate amount of principal that has been repaid to date. Principal and interest on the Revolver are payable on the earliest to occur of (i) the third anniversary of the agreement, June 30, 2002, or (ii) the date of closing of a Qualified Offering as defined above. At September 30, 1999, the balance on the Notes was $19,432,318 and the balance on the Revolver was $567,682 totaling $20.0 million less an unamortized discount of $9,791,305 for a net amount of $10,208,695. These Notes and Revolver are secured by substantially all of the Company's existing operating assets, although the Company can pursue certain additional financing, including secured debt or lease financing, for certain capital expenditures. The Agreement contains certain debt covenants and restrictions by and on the Company, as defined.

               As additional consideration for the Notes, the Lender was granted warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire in three years. The value assigned such warrants of approximately $10.7 million was recorded as a discount to the Notes and is being amortized over the term of the Notes as additional interest expense. At September 30, 1999, these warrants have not been exercised.

               In August  1999,  the Company  and the Lender  agreed to exchange
              $4.0 million of the Notes for shares of Series J Cumulative Convertible Preferred Stock. (See Note 10 for further discussion of the transaction).

         (7) The Company is committed under capital leases for certain property and equipment. These leases are for terms of 36 months and bear interest ranging from 8.49% to 9.07%.

              In June 1999, the Company acquired certain capital lease obligations related to the ConnectSoft acquisition. These leases were then refinanced for a total of $2,992,000 with a term of 36 months and bear interest at rates ranging from 10.24% to 11.40% and contain certain buyout options at the end of the lease terms.


NOTE 8- STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
         PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK

         At the June 16, 1999 annual stockholder meeting, a proposal to amend the Company's Certificate of Incorporation to increase the Company's authorized preferred stock to 10,000,000 was approved and adopted. Par value for all preferred stock remained at $.001 per share. In addition, the stockholders also approved and adopted a prohibition on stockholders increasing their percentage of ownership of the Company above 30% of the outstanding stock or 40% on a fully diluted basis other than by a tender offer resulting in the stockholder owning 85% or more of the outstanding common stock. The following is a summary of the Company's series of preferred stock and the amounts authorized and outstanding at September 30, 1999 and December 31, 1998:

                  Series  B  Convertible   Preferred   Stock,   500,000   shares
                  authorized, and 0 and 500,000 shares, respectively, issued and outstanding

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

                  8% Series E Cumulative Convertible Preferred Stock, 125 shares
                  authorized,  50  and  0  shares,   respectively,   issued  and
                  outstanding

                  Series F Convertible Preferred Stock, 2,020,000 authorized, 1,010,000 and 0 shares, respectively, issued and outstanding

                  6% Series G Cumulative Convertible Redeemable Preferred Stock, 1 share authorized, no shares issued and outstanding

                  Series  H  Convertible   Preferred   Stock,   500,000   shares
                  authorized, 500,000 and 0 shares, respectively, issued and outstanding

                  8% Series I Convertible Optional Redemption Preferred Stock, 400,000 shares authorized, 400,000 and 0 shares, respectively, issued and outstanding

                  5% Series K Cumulative  Convertible Preferred Stock, 30 shares
                  authorized,  30  and  0  shares,   respectively,   issued  and
                  outstanding ($3.0 million aggregate liquidation preference)

         Following is a detailed discussion of each series of preferred stock outstanding at September 30, 1999:

         SERIES B CONVERTIBLE PREFERRED STOCK

         On December 2, 1998, the Company issued 500,000 shares of Series B Preferred Stock in connection with the acquisition of IDX. In July 1999, the Company renegotiated the terms of the IDX purchase agreement with the IDX stockholders. As a result of the renegotiations, the Series B Preferred Stock was reacquired by the Company in exchange for 500,000 shares of Series H Preferred Stock. (See Note 4 for further discussion).

         SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

         In February 1999, the Company issued 3,000,000 shares of common stock in exchange for the 75 shares of outstanding Series C Cumulative Convertible Preferred Stock (convertible into 1,875,000 shares of common stock on the exchange date) to Mr. Ronald Jensen, the Company's largest stockholder. The market value of the 1,125,000 incremental shares of common stock issued was recorded as a preferred stock dividend of approximately $2.2 million with a corresponding credit to paid-in capital. This transaction was contemporaneous with the Company's issuance of Series E Preferred stock to an affiliate of Mr. Jensen, which is discussed below.

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

         Upon the Company's registration in May 1999 of the common stock issuable upon the conversion of the Series D Preferred, the investor purchased 20 additional shares of Series D Preferred and the following warrants for $2.0 million. The Company issued warrants to purchase 75,000 shares of common stock with an exercise price of $.01 per share and warrants to purchase 40,000 shares of common stock with an exercise price of $1.60. The value assigned to these warrants when granted was approximately $0.3 million and was originally recorded as a discount to the Series D Preferred.

         The discounts associated with the value of the warrants were amortized as deemed preferred dividends over the periods from the dates of the grants to the dates that the Series D Preferred could first be converted into common stock defined as 90 days from issuance. On August 20, 1999, the exercise price of $1.60 for 100,000 warrants was lowered to $1.44 per share. The value assigned to this revision in terms was recorded as a preferred stock dividend. In connection with the revision in terms, the investor exercised the warrants to purchase 100,000 shares at a price of $1.44 per share and warrants to purchase 75,000 shares at $0.01 per share.

         The Series D Preferred stock carries an annual dividend of 8%, payable quarterly beginning December 31, 1999. The Company has accrued approximately $126,000 in cumulative Series D Preferred dividends as of September 30, 1999. The shares of Series D Preferred stock are convertible, at the holder's option, into shares of the Company's common stock any time after 90 days from issuance at a conversion price equal to the lesser of $1.60 or, in the case of the Company's failure to achieve positive EBITDA or to close a $20.0 million public offering by the third fiscal quarter of 1999, the market price just prior to the conversion date. The Company did not achieve either of these targets; therefore, the conversion price will be the lesser of $1.60 or market price. The shares of Series D Preferred stock will automatically convert into common stock upon the earliest of (i) the first date on which the market price of the common stock is $5.00 or more per share for any 20 consecutive trading days, (ii) the date on which 80% or more of the Series D Preferred stock has been converted into common stock, or (iii) the date the Company closes a public offering of equity securities at a price of at least $3.00 per share with gross proceeds of at least $20 million.

         Due to the Company's failure to consummate a specific merger transaction by May 30, 1999, the Company issued to the investor a warrant exercisable August 1, 1999 to purchase 76,923 shares of common stock with an exercise price of $.01 per share. The value assigned to the warrant when granted was approximately $0.3 million and was recorded as a preferred stock dividend. The warrant is exercisable for three years. In August 1999 the investor excerised the warrants to purchase 76,923 shares at a price of $.01 per share.

         As additional consideration, the Company agreed to issue to the investor for no additional consideration, additional warrants to purchase the number of shares of common stock equal to $0.3 million (based on the market price of the common stock on the last trading day prior to July 1, 2000, or pay $0.3 million in cash, if the Company does not achieve, in the fiscal quarter commencing July 1, 2000, an aggregate amount of gross revenues equal to or in excess of 200% of the aggregate amount of gross revenues achieved by the Company in the fiscal quarter ended December 31, 1998.

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


         SERIES E CUMULATIVE CONVERTIBLE PREFERRED STOCK

         In February 1999, the Company issued 50 shares of Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred") to the Company's largest stockholder, for $5.0 million. The Series E Preferred carries an annual dividend of 8%, payable quarterly beginning December 31, 2000. The Company has accrued approximately $0.2 million in Cumulative Series E Preferred dividends as of September 30, 1999. As additional consideration, the Company issued to the holder three year warrants to purchase 723,000 shares of common stock at $2.125 per share and 277,000 shares of common stock at $0.01 per share. The value assigned to such warrants when granted was approximately $1.1 million and was recorded as a deemed dividend because the Series E Preferred stock was convertible at the election of the holder at the issuance date.

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

         SERIES F CONVERTIBLE PREFERRED STOCK

         As discussed in Note 4, on February 12, 1999, the Company completed the acquisition of Telekey. The purchase consideration included the issuance of 1,010,000 shares of Series F Convertible Preferred Stock ("Series F Preferred"). The Company also agreed to issue at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives.

         The shares of Series F Preferred initially issued will automatically convert into shares of common stock on the earlier to occur of (a) the first date as of which the market price is $4.00 or more for any 15 consecutive trading days during any period that the Series F Preferred stock is outstanding, or (b) July 1, 2001. The Company has guaranteed a price of $4.00 per share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred, subject to Telekey's achievement of certain defined revenue and EBITDA objectives. If the market price is less than $4.00 on December 31, 1999, the Company will issue additional shares of common stock upon conversion of the Series F Preferred based on the ratio of $4.00 to the market price, but not more than an aggregate of 606,000 additional shares of common stock.

         The holders of the Series F Preferred Stock are not entitled to dividends unless declared by the Board of Directors. The shares of Series F Preferred Stock are not redeemable.

         SERIES G CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

         In connection with the purchase of substantially all of the assets of ConnectSoft in June 1999, as discussed in Note 4, the Company issued one share of 6% Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred") valued at $3.0 million. The Series G Preferred carried an annual dividend of 6%, payable annually beginning September 30, 2000. In August 1999, the Company issued 30 shares of Series K Cumulative Convertible Preferred Stock in exchange for the one share of Series G Preferred. This exchange is discussed in more detail below.

         SERIES H CONVERTIBLE PREFERRED STOCK

         In July 1999, the Company issued 500,000 shares of Series H Convertible Preferred Stock ("Series H Preferred") in exchange for 500,000 shares of Series B Preferred. See Note 4 for discussion of renegotiation. The shares of Series H Preferred Stock convert automatically into a maximum of 3,750,000 shares of common stock, subject to adjustment as described below, on January 31, 2000 or earlier if the 15 day average closing sale price of the common stock is equal to or greater than $6.00. Providing the Series H Preferred has not been converted, the Company has guaranteed a price of $6.00 per share on January 31, 2000. If the market price of the common stock is less than $6.00 per share on January 31, 2000, the Company will issue additional shares of common stock upon the conversion of the Series H Preferred Stock based on the ratio of $6.00 to the market price (as defined, but not less than $3.3333 per share), but not more than 3.0 million additional shares of common stock.


         SERIES I CONVERTIBLE OPTIONAL REDEMPTION PREFERRED STOCK

         In July 1999, the Company issued 400,000 shares of Series I Convertible Optional Redemption Preferred Stock ("Series I Preferred") in exchange for notes payable of $4.0 million due to the IDX stockholders. See Note 4 for discussion of renegotiation. The Company may redeem 150,000 shares of Series I Preferred Stock prior to February 14, 2000 and the remainder prior to July 17, 2000 at a price of $10.00 per share plus 8% of the value of the Series I Preferred Stock per annum from December 2, 1998 through the date of redemption. The redemption, solely at the option of the company, may be made in cash, common stock or a combination of the two. Any Series I Preferred Stock not redeemed by the applicable date will be converted automatically into common stock based on a conversion price of $10.00 per share plus 8% per annum of the value of the Series I Preferred Stock from December 2, 1998 through the date of conversion up to a maximum of 3.9 million shares of common stock.


         SERIES K CUMULATIVE CONVERTIBLE PREFERRED STOCK

         In August 1999, the Company issued 30 shares of Series K Cumulative Convertible Preferred Stock ("Series K Preferred") valued at $3.0 million in exchange for the one share of its Series G Preferred held by the seller of ConnectSoft.

         The Series K Preferred carries an annual dividend of 5% which is payable quarterly, beginning December 31, 2000. The Company has accrued approximately $15,200 in cumulative Series K Preferred dividends as of September 30, 1999. The shares of Series K Preferred are convertible, at the holder's option, into shares of the Company's common stock at any time at a conversion price equal to $1.56. The shares of Series K Preferred are also convertible into the Company's common stock at a lower price upon a change of control (as defined) if the market price of the Company's common stock on the date immediately preceding the change of control is less than the conversion price. The shares of Series K Preferred will automatically be converted into the Company's common stock, on the earliest to occur of (i) the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series K Preferred is outstanding, (ii) the date that 80% or more of the Series K Preferred the Company has issued has been converted into the Company's common stock, or (iii) the Company completes a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to the Company of at least $20.0 million.

         The carrying value of the Series G Preferred exceeded the fair value of the Series K Preferred because of accrued dividends that were not paid pursuant to the exchange. The excess of $36,411 reduced the loss attributable to common stock in the third quarter.

         COMMON STOCK

         As discussed earlier, in February 1999, the Company issued 3,000,000 shares of common stock in exchange for the 75 outstanding shares of Series C Preferred stock.

         In March 1999, the Company elected to pay the IDX $1.0 million promissory note and accrued interest with shares of common stock. The Company issued 431,728 shares of common stock and warrants to purchase 43,173 shares of common stock to discharge this indebtedness. In July 1999, the Company issued 140,599 shares of common stock in repayment of $418,024 related to the IDX acquisition. In addition, in July 1999, the Company repaid a $200,000 note payable and related accrued interest with 125,000 shares of common stock. In connection with this transaction, the Company also issued 40,000 five-year warrants to purchase common shares at an exercise price of $1.60 and warrant to purchase 40,000 common shares at an exercise price of $1.00 per share.

         In April 1999, the Company received a financing commitment of $20.0 million in the form of long-term debt from its largest stockholder ("Lender"). Under the Agreement, in April 1999, the Company received an unsecured loan of $7.0 million. As additional consideration, the Company issued the Lender warrants to purchase 1,500,000 shares of the Company's common shares at an exercise of $0.01 per share. Of this total, 500,000 warrants were immediately exercisable and the value of approximately $2.9 million was recorded as a discount to the note payable and amortized through July 1999 when the note was repaid. The remaining 1,000,000 warrants were contingent and were cancelled in July 1999. Under this debt agreement, the Lender purchased $20.0 million Notes in July 1999 and the initial $7.0 note was repaid with the proceeds. As additional consideration for the Notes, the Lender was granted warrants to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire in three equal installments over the three years following issuance. The value assigned to the warrants of $10.7 million was recorded in July 1999 as a discount to the Notes to be amortized during the term of the Notes as additional interest. (See Notes 7 and 10 for further discussion.)

         In June 1999, the Company issued to a former employee 54,473 shares of the Company's common stock in settlement of certain potential claims.

         In August 1999, the Company entered into a stock purchase agreement with a long time stockholder and a lender. Under this agreement, for $250,000, the investor purchased 160,257 shares of common stock, warrants valued at $80,311 to purchase 60,000 shares of common stock at an exercise price of $1.00 per share and the option to exchange the principal of an existing note (up to a maximum amount of $500,000) for shares of common stock at a price per share of $1.56 and a warrant to purchase shares of common stock at a price of $1.00 (60,000 per $250,000 of debt exchanged). (See Note 7 for further discussion).

         In August 1999, the Company received proceeds of approximately $716,000 from the exercise of warrants to acquire 668,518 shares of common stock. Also, in September 1999, the Lender, as discussed earlier, exercised 500,000 warrants for $0.01 per share.

         In September 1999, the Company issued 1.5 million shares of common stock and warrants to purchase additional shares of common stock in connection with its acquisition of control of ORS. (See Note 4 for further discussion.)

         See Notes 6, 7 and 8 (Preferred Stock) for discussion of warrants issued in connection with debt renegotiations and issuances of preferred stock. See Note 10 for a discussion of transactions occurring subsequent to September 30, 1999 that will result in the issuance of shares of convertible preferred stock and warrants.

         EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

         On June 16, 1999, the Company's stockholders adopted an amendment to increase the number of shares of the Company's common stock that may be issued to employees by 1.5 million shares under the Company's 1995 Employee Stock Option and Appreciation Rights Plan. This increase includes the reduction of the number of shares available for issuance under the Company's 1995 Director Stock Option and Appreciation Rights Plan by 0.4 million shares.


NOTE 9 - BASIC NET LOSS PER SHARE OF COMMON STOCK
--------------------------------------------------------------------------------
         Earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The net loss of $19.1 million and $42.1 million attributable to common stock for the three and nine months ended September 30, 1999 includes preferred stock dividends of $6.5 million and $10.8 million, respectively. For the three and nine month periods ended September 30, 1998, the Company had no preferred stock dividends. The weighted average shares outstanding for calculating basic earnings (loss) per share were 20,301,473 and 17,725,466 for the three months ended September 30, 1999 and 1998, respectively. The weighted average shares outstanding for the nine month periods ended September 30, 1999 and 1998, respectively, were 19,374,944 and
         17,594,628. Common stock options and warrants of 10,643,115 and 3,430,781 for the nine months ended September 30, 1999 and 1998, respectively were not included in diluted earnings (loss) per share as the effect was antidilutive due to the Company recording a loss in the periods presented.

         In addition, convertible preferred stock, stock to be issued and convertible debt convertible into 19.6 million shares of common stock were not included in diluted earnings (loss) per share for the three and nine months ended September 30, 1999 due to the losses for the respective periods.

         Subsequent to September 30, 1999, the Company issued additional preferred stock and warrants convertible into 3.5 million shares of common stock. (See Note 10 for discussion).

         In addition, certain contingently issuable warrants related to recent acquisitions have not been included in the computation of diluted earnings (loss) per share as the contingencies had not been met as of September 30, 1999. See Note 4.

NOTE 10 - PRO FORMA BALANCE SHEET AND SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

         DEBT EXCHANGE FOR PREFERRED STOCK

         In August 1999, the Company reached an agreement with EXTL Investors whereby the Company would issue to EXTL Investors 40 shares of 5% Series J Cumulative Convertible Preferred Stock ("Series J Preferred") as prepayment of $4.0 million of the outstanding $20.0 million Secured Notes issued to EXTL Investors. (See Note 7 for discussion.) The exchange was finalized in November 1999. At the date of exchange, the carrying value of the $4.0 million Notes, net of the unamortized discount of approximately $1.9 million, was approximately $2.1 million. The excess of the fair value of the Series J Preferred over the carrying value of the note of $1.9 million will be recorded as an extraordinary loss on debt extinguishment in November 1999. As a result of this agreement, the $4.0 million is not subject to redraw under the Revolver.

         SERIES N CUMULATIVE CONVERTIBLE PREFERRED STOCK

         On October 15, 1999, the Company sold 1,895 shares of 8% Series N Cumulative Convertible Preferred Stock ("Series N Preferred") and 219,047 warrants for proceeds of $1.9 million. The Series N Preferred carries an 8% annual dividend payable in cash or common stock at the holder's option, or in the absence of an election of the holder, at the election of the Company. The shares of Series N Preferred stock are immediately convertible, at the holder's option, into shares of the Company's common stock at a conversion price equal to the greater of $2.125 and 101% of the average closing market price per share of common stock for the 15 trading days prior to the binding commitment of the holder to invest (provided however that no shares of Series N Preferred sold after the first issuance shall have an initial conversion price below the initial conversion of the shares sold at first issuance) or 85% of the market price per share of common stock, computing the market price per share for the purpose of such conversion as equal to the average closing market price per share for the five trading days immediately prior to the conversion date, provided however that the conversion price shall not be greater than the greater of $3.25 or 150% of the initial conversion price.

         Series N Preferred shall automatically convert into shares of common stock on the earliest to occur of: (i) the date that is the fifth anniversary of the issuance of Series N Preferred; (ii) the first date of which the last reported sales price of the common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series N Preferred is outstanding; (iii) the date that 80% or more of the Series N Preferred issued by the Company, has been converted into common stock, the holders thereof have agreed with the Company in writing to convert such Series N Preferred into common stock or a combination of the foregoing; or (iv) the Company closes a public offering of equity securities  of the  Company  with  gross  proceeds  of at  least  $25.0 million.

         The warrants are exercisable one year from issuance and expire three years from issuance. The exercise prices vary from $3 to $5 per share. In addition, the holders may elect to make a cash-less exercise. The value of the warrants of $219,189 will be recorded as a dividend at the issuance date because the Series N Preferred is immediately convertible.

         The following unaudited pro forma condensed consolidated balance sheet assumes the following transactions were completed as of September 30, 1999 (dollars in thousands).

         PRO FORMA

(a) issuance of Series J Preferred Stock, valued at $4.0 million as prepayment of $4.0 million of the outstanding $20.0 million Secured Notes issued to EXTL Investors. The excess of the fair value of the Series J Preferred over the carrying value of the secured Notes of $2.0 million at September 30, 1999, is reflected as a loss on extinguishment. The carrying value includes $0.1 classified as current and $1.9 million as long-term debt.

(b) Receipt of proceeds of $1,895,000 from the sale of Series N Preferred Stock and warrants.


                                                                                                            UNAUDITED
                                                    SEPTEMBER 30, 1999             PRO FORMA                PRO FORMA
                                                          (UNAUDITED)           ADJUSTMENTS        SEPTEMBER 30, 1999

Current assets                                                $13,139                $1,895                   $15,034
Property and equipment, net                                    23,783                    --                    23,783
Goodwill, net                                                   8,808                    --                     8,808
Intangible assets and other, net                               24,459                    --                    24,459
                                                               ------                ------                    ------
Total assets                                                  $70,189                $1,895                   $72,084


Current liabilities                                           $28,325                $ (41)                   $28,284
Long-term debt                                                 14,459              (1,999 )                    12,460
                                                               ------              --------                    ------
Total liabilities                                             42, 784               (2,040)                    40,744


Minority Interest in LLC                                        2,329                    --                     2,329
Stockholders' equity                                           25,076                 3,935                    29,011
                                                               ------               -------                    ------
Total liabilities, minority
    interest in LLC and stockholders'                         $70,189                $1,895                   $72,084
    equity


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

         Since December 1998, the Company has been actively acquiring companies consistent with its strategy to grow the business. In December 1998, the Company acquired IDX and UCI. During the first nine months of the year, the Company completed several acquisitions, including Telekey, ConnectSoft, Swiftcall, iGlobe and Oasis. All of these acquisitions were accounted for using the purchase method of accounting. The Company has not completed the review of the purchase price allocations for some of the acquisitions and will determine the final allocations based on final appraisals and resolution of contingencies. See Note 4 - Acquisitions for more information.

         RESULTS OF OPERATIONS

         Overview

The Company continued to grow in the third quarter, with revenue of $10.6 million as compared to $9.1 million for the previous quarter. Compared to the same quarter last year, the Company showed growth of $2.7 million ($10.6 million compared to $7.9 million). Revenues from the Company's new IP Voice services ("the Network Services") grew by 55% or $2.0 million as compared to the prior quarter, including some sales from services using the iGlobe Latin American Network in August and September; existing iGlobe contracts also contributed approximately $0.6 million in IP private line revenues. Revenue from card services declined by 22% or $1.1 million. As anticipated by management the unified messaging and telephone access to internet services continued to make no material contribution to revenue during the quarter and the acquisition of ORS, the transaction service call center, late in the quarter had minimal impact on overall revenue. Network Services continued the expansion of its direct network into more than a dozen countries during the third quarter with the iGlobe acquisition, and increased the number of minutes carried from the second to the third quarter by more than 50%, from 16.9 million minutes to more than 27 million minutes. The decline in the Card Services business resulted directly from a series of management policy decisions which have removed the Company from most aspects of the prepaid card business in North America. These decisions led to the migration of customers off the Company's platforms and a decline in minutes and associated revenue as a result of contract modifications to strengthen services and control. This decline was partially offset by seasonal increases in other areas of card services.

           Analyzing Network Services on a route-by-route basis, operating margins for the provision of Voice over IP service continued to improve in this quarter over last quarter when adjusted for the up-front costs of implementing new direct routes for IP Voice, although the investment in new routes, primarily the recurring expenses which need to be absorbed as part of the Latin American network acquired with iGlobe, did result in overall negative gross margins for Network Services. The Company showed improvement in margins for Card Services. Vogo and the continuing development work being undertaken in unified messaging and telephone access to the internet contributed substantial expenses without adding material revenues for the quarter. In addition, the Company incurred significant non-cash charges to income related primarily to goodwill and warrant amortization associated with various acquisitions and financings completed since December 1998. Overall, gross margin improved when compared with the previous quarter.
         -----------------------------------------------------------------------

         The Company's anticipated increases in cost of revenue related to leases of capacity and other up-front costs needed to implement new routes and support new business arrangements and contracts, as well as an anticipated increase in expenses related to the operational needs of new contracts that are expected to be concluded in the fourth quarter. The gross margin for the quarter included not only the up-front costs to increase the global reach of the IP network, but a margin loss of approximately $1.4 million related to up-front pricing inducements on new contracts designed to build toward a profitable long-term revenue stream. Management views these costs and expenses as an investment in the future of the Company.

         Primarily as a result of the increased costs and expenses related to growth, acquisition costs and other non-cash charges, the Company incurred net losses of $12.6 million and $31.4 million for the three and nine months ended September 30, 1999 compared to a net loss of $1.9 million and $10.8 million for the same periods last year. Almost 50% of such losses in the current quarter ( approximately $6 million) reflect non-cash items. The table below shows a comparative summary of certain significant charges to income in the periods, which affected the reported losses:


                                                                           (IN MILLIONS)
                                                          QUARTER ENDED                      NINE MONTHS
                                                          SEPTEMBER 30,                  ENDED SEPTEMBER 30,

                                                       1999            1998             1999             1998

         Acquisition - related:
              Amortization of goodwill and           $    3.3           $    --         $   4.9         $    --
              other intangibles
              Deferred compensation, to                   0.1                --             1.1              --
                employees of acquired companies
         Depreciation and                                 1.2               2.2             0.7             3.0
                 amortization
         Amortization of debt discount                    1.4                --             4.6              .5
              including value of warrants and
              other direct costs
         Proxy-related litigation settlement               --                --              --             3.5
              costs
         Additional income tax provision                   --                --              --             1.5

         Settlement costs                                  --               1.0              --             1.0
         Corporate realignment costs                       --                --              --             1.0
                                                     --------         ---------        ---------       --------
                                                     $  6.0           $    1.7         $ 13.6          $    9.7
                                                     ========         ========         =========       ========

         After deducting these items, the loss for the third quarter of 1999 was $6.6 million (as compared to $0.2 million for the same period in 1998). For the nine months ended September 30, 1999 and 1998 the loss, after deducting the non-cash items noted above was $17.8 million and $1.1 million, respectively. Included in the three months ended September 30, 1999 loss are operating losses of approximately $3.1 million, excluding depreciation and amortization, of the newly acquired business of the Company ($6.2 million for the nine months).

         For the three and nine months ended September 30, 1999, the Company recorded accrued dividends of $0.3 million and $0.6 million, respectively, and deemed dividends related to the issuance of warrants of $0.2 million and $2.0 million, respectively. In the first quarter of 1999, the Company issued 3,000,000 shares of common stock for the 75 shares of Series C Preferred (convertible into 1,875,000 shares of common stock on the exchange date). The market value of the 1,125,000 incremental shares of common stock issued was recorded as a preferred stock dividend of approximately $2.2 million. In the third quarter 1999, the Company renegotiated the terms of the IDX purchase agreement. The Company exchanged Series B Preferred , warrants, and notes payable of $4.0 million for shares of Series H Preferred , new warrants, and shares of Series I Preferred . As the result of the exchange, the Company recorded the excess of the fair market value of the new preferred issuances and the warrants over the carrying value of the reacquired preferred stock, warrants and notes payable as dividends to the Series B Preferred stockholders of $6.0 million. In addition, the Company issued 30 shares of Series K Preferred in exchange for the one share of Series G Preferred in the third quarter. The carrying value of Series G Preferred exceeded the fair market value of Series K Preferred because of accrued dividends that were not paid pursuant to the exchange. The excess of $36,411 reduced the accrued dividends. After giving effect the above dividends of $6.5 million and $10.8 million, the net loss attributable to the holders of common stock was $19.1 million and $42.1 million for the three months and nine months ended September 30, 1999.

         REVENUE

         Revenue increased to $10.6 million in the third quarter as compared to $7.9 million for the same quarter last year. For the nine months ended September 30, 1999 and 1998 revenue increased to $28.1 million from $23.2 million. Of this amount, approximately $2.4 million and $8.6 million, respectively, during the three and nine month periods ended September 30, 1999 was derived from Card Services provided globally to post paid card issuers - that is, to customers who were in place by the second quarter of 1998. Contracts and business arrangements entered into in the last twelve months accounted for approximately $8.2 and $19.5 million of the revenue for the three and nine month periods ended September 30, 1999 and included $6.4 million and $11.9 million, respectively, in revenue from Network Services; the network services revenue included some sales in August and September using the Latin American network acquired with iGlobe and $0.6 million in IP private line revenues from existing iGlobe contracts. Network Services is expected to generate additional revenue growth in future reporting periods. The services of Vogo Networks (unified messaging and telephone access to Internet content and services) were launched with its first customer late in the second quarter and will not contribute materially to revenues in the fourth quarter, although it is anticipated that there will be recognizable growth and a measurable revenue stream in 2000.

         GROSS PROFIT

         Gross profit was $0.4 million and $3.6 million for the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998, gross profit was $0.7 million and $10.6 million, respectively. An anticipated increase in the cost of revenue related to leases of capacity and other up-front costs necessary to implement new routes and services in Network Services was the key element of this margin difference - as long as the IP voice network is growing with new routes and services, such up-front costs will be incurred. It is also expected that costs to build out the recently acquired iGlobe routes and services will contribute negatively to gross margins through the first quarter of next year. Also reflected in the difference between the nine month period ending September 30, 1999 and the prior year period are costs incurred primarily in the first quarter of 1999 due to pricing decisions which led to large negative margins in some card service contracts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

         SG&A totaled $6.7 million and $3.6 million, respectively, for the third quarter of 1999 and 1998, and $17.3 million and $10.7 million for the nine months ended September 30, 1999 and 1998. Included in these amounts is a provision for doubtful accounts of $0.4 million and $0.2 million for the three months ended September 30, 1999 and 1998. The provision for doubtful accounts was $0.7 million and $1.0 million for the nine month periods ended September 30, 1999 and 1998, respectively. Excluding the provision for doubtful accounts, SG&A was $6.0 million and $16.3 million for the three and nine months ended September 30, 1999 as compared to $3.4 million and $9.7 million for the same periods in 1998. The increase in the nine month period is mainly due to the inclusion, during the nine month period of the operating results of the newly acquired subsidiaries for which SG&A expenses, principally employee compensation, totaled $5.2 million.

         DEFERRED COMPENSATION

         These non-cash credits/charges totaled a charge of $0.1 million and $1.1 million for the three and nine month period ended September 30, 1999 and relate to the stock allocated to employees of acquired companies by their former owners out of the acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, require the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and to continue to record the effect of subsequent changes in the market price of the issuable stock until actual issuance. Accordingly, deferred compensation in future reporting periods will be reported based on changes in the market price of the Company's common stock.

         DEPRECIATION AND AMORTIZATION EXPENSE

         These expenses increased from $0.7 million and $2.2 million to $4.5 million and $7.8 million for the three and nine month periods ended September 30, 1999 and 1998, principally due to amortization charges related to goodwill and other intangibles of $3.3 million and $4.9 million in the three and nine months ended September 30, 1999 related to acquisitions completed since December 1, 1998. The balance of the increase was attributable to increases in the fixed assets of acquired companies.

         PROXY RELATED LITIGATION EXPENSE

         In the quarter ended March 31, 1998, the Company recorded a $3.5 million charge for the value of stock issued in connection with the settlement of stockholder class action litigation.

         INTEREST EXPENSE

         Interest expense totaled $1.8 million and $5.8 million compared to $0.2 million and $1.3 million for the three and nine month periods ended September 30, 1999 and 1998, respectively. This increase was primarily due to amortization of the debt discount related to the value of the warrants associated with acquisitions and financings, as well as an increase in debt.

         TAXES ON INCOME

         In the quarter ended March 31, 1998, the Company recorded a $1.5 million provision for income taxes based on the initial results of a restructuring study which identified potential international tax issues. Settlements and payments made with various tax jurisdictions have decreased the provision to $1.2 million as of September 30, 1999. The Company continues to work with various jurisdictions to settle outstanding tax obligations for prior years. No income tax provision was required for the nine month period ended September 30, 1999.


          LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

          As the Company continues its aggressive growth plan for the remainder of 1999 and it intends to pursue that plan into the forseeable future, it will require large cash demands and an aggressive cash management. In meeting its objectives, the Company has raised significant financing through a combination of issuance of preferred stock, proceeds from exercise of warrants and placement of significant debt with a major stockholder of the Company.

          Cash and cash equivalents were $2.2 million at September 30, 1999 compared to $1.4 million at December 31, 1998. Accounts receivable, net, increased by $2.0 million to $8.9 million at September 30, 1999 from $6.9 million at December 31, 1998, mainly due to higher revenues and acquisitions. Accounts payable and accrued expenses totaled $18.5 million at September 30, 1999 (as compared to $12.0 million at December 31, 1998) resulting principally from deferrals of payments to certain vendors, and the assumption of approximately $3.6 million of such liabilities in the ConnectSoft acquisition. Cash outflows from operating activities for the nine month period ended September 30, 1999 totaled $19.0 million, compared to cash inflows of $1.4 million for the nine month period ended September 30, 1998, and was due primarily to the operating loss caused by lower gross margin and higher selling, general administrative expenses.

         On the operating level, the Company continues efforts to finalize a new agreement and enhance its relationship with an entity that was formerly one of its largest customers. At September 30, 1999, 21.7% of the Company's net accounts receivable of $8.9 million was due from this entity for which extended credit terms have been granted. The new arrangement would assure more effective and timely collection of receivables from that customer to permit renewed growth in that customer's business. This arrangement will also assist in the collection of certain amounts impacted by the extended credit terms. The anticipated arrangements will include the Company managing the cash collections from the ultimate users of the services supplied to the customer.
         -----------------------------------------------------------------------
         There was a net working capital deficiency of $15.2 million at September 30, 1999 compared to a deficiency of $21.0 million at December 31, 1998.

          Cash outflows from investing activities for the nine months ended September 30, 1999 totaled $3.0 million which was $1.5 million less than the cash outflow for the same period in 1998. This decrease was due to lower purchases of property and equipment and no advances to non-affiliates subsequently acquired in 1999 as compared to 1998. This decrease was offset by the Company's purchases of Telekey, Connectsoft, Swiftcall and iGlobe requiring approximately $2.1 million. (See Note 4 for further discussion).

          Cash generated from financing activities totaled $22.8 million during the nine months period ended September 30, 1999 compared to $1.0 million during the nine months ended September 30, 1998. This increase of $21.8 million was primarily due to the Company receiving a financing commitment of $20.0 million in the form of long-term debt with its largest stockholder ("Lender"). Under this arrangement, the Company initially received an unsecured loan of $7.0 million until stockholder approval was received. Upon stockholder approval in June 1999, the Lender purchased $20.0 million in Secured Notes with which the Company repaid the initial $7.0 million loan. Under this agreement, the Company could borrow up to $20.0 million with monthly principal and interest payments of $377,000 with a balloon payment of $8.6 million due in June 2002. Also, under the agreement, the Lender purchased an Accounts Receivable Revolver Credit Note ("Revolver") for an amount up to the lesser of (1) 50% of eligible receivables (as defined) or (2) the aggregate amount of principal that has been repaid to date. Principal and interest on the Revolver are payable on the earliest to occur of (i) the third anniversary of the agreement, June 30, 2002, or (ii) the date of closing of a Qualified Offering as defined in the agreement. In August, the Company reached an agreement with the Lender whereby the Company will issue to the Lender 40 shares of Series J Preferred as prepayment of $4.0 million of the outstanding $20.0 million. The exchange was finalized in November 1999. Pursuant to the exchange agreement, the $4.0 million is not subject to redraw under the Revolver. See Note 7 and 10 to the Consolidated Financial Statements. In addition, the Company received proceeds of $10.0 million from the sale of preferred stock which consisted of proceeds of $5.0 million from the sale of Series D Preferred and proceeds of $5.0 million from the sale of Series E Preferred. See Note 8 to the Consolidated Financial Statements. In addition, the Company received proceeds of $0.7 million from the exercise of warrants. These proceeds were offset by the principal payments of $15.7 million on notes payable consisting of payment of $7.0 million on an unsecured loan, as discussed earlier, and payment of $7.5 million on an unsecured note due to a telecommunications company. See Note 7 to the Consolidated Financial Statements.

          CURRENT FUNDING REQUIREMENTS

          The Company has the following estimated firm cash obligations and requirements during the remainder of calendar 1999:

--------------------------------------------------------------------------------


                                                          (in millions)

          Capital lease payments                            $  0.7
          Repayment of subsidiary's Line of Credit              0.1
          Repayment of term loan principal                     1.0
          Current payments on notes                            2.6
          Y2K compliance program (see below)                   0.3
                                                            ------
                                                            $  4.7

          Through September 30, 1999 the Company has acquired new funding and commitments in excess of $38.0 million, including: $11.8 million from the sale of convertible stock; $20.0 million in long-term debt; $0.7 million due to conversion of warrants and more than $2.0 million in vendor financing for network equipment purchases. These funds alone will not permit the Company to achieve the growth, both short and long-term, that management is targeting. That growth will require additional capital. The plan under which the Company is currently operating requires cash in the last quarter of 1999 through mid 2000. The Company anticipates that this capital will come from (1) a private placement of equity in the fourth quarter of up to $15 million, (2) an additional financing of debt or equity in the first half of 2000 of up to $30.0 million with the possibility that this total will be diminished by secured equipment-based financings.

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

         ACCOUNTING PRONOUNCEMENTS AND YEAR 2000 ISSUES

         Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after September 15, 2000 and is currently not applicable to the Company because the Company does not enter into hedging or derivative transactions.

          Year 2000  Issues

          The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Issue" or "Y2K Issue" arises because many computer and hardware systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond the year 1999, which may cause errors in information or system failures. Assessments of the potential effects of the Y2K issue vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Because the Company uses Unix-based systems for its platforms and operating systems to deliver service to customers, the Company had determined that material operating systems modifications may not be required to ensure Y2K compliance. This determination was validated by testing the operating software resident on the Unix-based systems which was completed in September 1999. Reprogramming and testing of the Company's core application software has been completed. The Company has used internal resources to identify, correct or reprogram, and test its other, non-operational computer systems for Y2K compliance. All reprogramming efforts, including testing will be completed this month. Deployment of Y2K compliant hardware and software is expected to be complete by the end of November. Management is currently evaluating the financial impact for Y2K compliance and expects that total remaining costs for the
          Company will not exceed $0.25 million. Material costs have been incurred during the nine months ended September 30, 1999 totaling approximately $550,000. The Company believes that it does not have "Year 2000" problems in its critical systems. Nevertheless, the
          Company has prepared a contingency plan. The Company is also continuing the process of assessing Year 2000 readiness of its key suppliers and customers. This project has been undertaken with a view toward assuring that the Company has adequate resources to cover its various telecommunications requirements. A failure of the Company's suppliers or customers to address adequately their Year 2000 readiness could affect the Company's business adversely. The Company's worst-case Year 2000 scenarios would include: (i) undetected errors or uncorrected defects in its current systems and offerings; (ii) corruption of data contained in its internal information systems; and
          (iii) the failure of infrastructure and services provided by external providers. The Company's contingency planning in all of these areas includes, among other things, the availability of support personnel to assist with customer support issues, manual "work arounds" for internal software failure, and substitution of systems, if needed. In addition, the Company is aware of the potential for claims against it for damages arising from products and services that are not Year 2000 ready. The Company believes that such claims against it would be without merit. Finally, the Year 2000 presents a number of risks and uncertainties that could affect the Company, including utilities failures, competition for personnel skilled in the resolution of Year 2000 issues and the nature of government responses to the issues among others. The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

         The Company measures its exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including: closing exchange prices, volatility factors and the time value of money. At September 30, 1999, the Company was exposed to some market risk through interest rates on its long-term debt and preferred stock and foreign currency. At September 30, 1999, the Company's exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         A former officer of the Company who was terminated in the fall of 1997 filed suit against the Company in July 1998. The executive entered into a termination agreement. The Company made the determination that there were items which the executive failed to disclose to the Company and, therefore, the Company ceased making payments to the executive pending further investigation. The executive sued claiming employment benefits including expenses, vacation pay and rights to options. The parties have entered into a settlement agreement.

         In August, 1999 a telecommunications services provider filed suit against the Company seeking approximately $304,000 pursuant to a service contract. The Company contends that the plaintiff breached the agreement which is the subject of the complaint and is vigorously defending this suit.

         In October, 1999, a major telecommunications carrier filed suit against the Company seeking approximately $2,000,000 pursuant to various service contracts. The Company disputes the amounts allegedly owed and is evaluating its options with respect to its response. These options include a vigorous defense of the suit based on the quality of service provided, erroneous invoices and unfair and deceptive billing practices.

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

         None

ITEM 5 - OTHER INFORMATION
--------------------------------------------------------------------------------

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      Exhibits

    4.1 Form of Warrant to purchase 5,000,000 shares of common stock of eGlobe, Inc. issued to EXTL Investors LLC (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of eGlobe filed July 19, 1999).

    4.2 Certificate of Designations, Rights and Preferences of 5% Series K Cumulative Convertible Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of eGlobe, Inc. filed September 3, 1999).

    4.3 Form of Warrants to purchase shares of common stock of eGlobe, Inc. dated as of September 15, 1999 (Incorporated by reference to Exhibit 4.3 in Current Report on Form 8-K of eGlobe filed October 5, 1999).

    4.4 Certificate of Designations, Rights and Preferences of 20% Series M Cumulative Convertible Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of eGlobe, Inc. filed October 29, 1999).

    4.5 Certificate of Designations, Rights and Preferences of Series N Cumulative Convertible Preferred Stock of eGlobe, Inc.

    4.6 Form of Warrants to purchase shares of common stock of eGlobe, Inc. dated as of October 15, 1999.

    4.7 Certificate of Designations, Rights and Preferences of 5% Series J Cumulative Convertible Preferred Stock of eGlobe, Inc.

    10.1 Loan and Note Purchase Agreement, dated April 9, 1999, between EXTL Investors LLC, eGlobe Financing Corporation and eGlobe, Inc. (Incorporated by reference to Exhibit 10.16 in Annual Report on Form 10-K of eGlobe, for the period ended December 31, 1998).

    10.2 Side Letter, dated June 16, 1999, between EXTL Investors LLC and eGlobe, Inc. (Incorporated by reference to Exhibit 10.2 in Current Report on Form 8-K of eGlobe filed July 19, 1999).

    10.3 Amendment No. 1 to Loan and Note Purchase Agreement, dated June 30, 1999, between EXTL Investors LLC, eGlobe Financing Corporation, IDX Financing Corporation and Telekey Financing Corporation and eGlobe, Inc. (Incorporated by reference to Exhibit 10.3 in Current Report on Form 8-K of eGlobe filed July 19, 1999).

    10.4 Form of Secured Promissory Note in the original principal amount of $20,000,000, dated June 30, 1999, of eGlobe Financing Corporation, IDX Financing Corporation and Telekey Financing Corporation payable to EXTL Investors LLC (Incorporated by reference to Exhibit 10.4 in Current Report on Form 8-K of eGlobe filed July 19, 1999).

    10.5 Security Agreement, dated June 30, 1999, among eGlobe Financing Corporation, IDX Financing Corporation, Telekey Financing Corporation and EXTL Investors LLC (Incorporated by reference to Exhibit 10.5 in Current Report on Form 8-K of eGlobe filed July 19, 1999).

    10.6 Security Agreement, dated June 30, 1999, among eGlobe, Inc., IDX International, Inc. and EXTL Investors LLC (Incorporated by reference to Exhibit 10.6 in Current Report on Form 8-K of eGlobe filed July 19, 1999).

    10.7 Guaranty, dated June 30, 1999, among eGlobe, Inc., IDX International, Inc. and EXTL Investors LLC (Incorporated by reference to Exhibit 10.7 in Current Report on Form 8-K of eGlobe filed July 19, 1999).

    10.8 Form of Accounts Receivable Revolving Credit Note in the original principal amount of up to $20,000,000, dated June 30, 1999, of eGlobe Financing Corporation, IDX Financing Corporation and Telekey Financing Corporation payable to EXTL Investors LLC (Incorporated by reference to Exhibit 10.8 in Current Report on Form 8-K of eGlobe filed July 19, 1999).

    10.9 Transition Management & Services Agreement between eGlobe, Inc. and Highpoint Telecommunications, Inc., dated as of August 1, 1999 (Incorporated by reference to Exhibit 10.1 in Current Report on Form 8-K of eGlobe filed October 29, 1999).

    27             Financial Data Schedule

    (b)  Reports on Form 8-K and 8-K/A

    (1)  A REPORT OF FORM 8-K WAS FILED WITH THE  COMMISSION  ON JULY 2, 1999 TO
         REPORT  THE  ACQUISITION  OF   SUBSTANTIALLY   ALL  OF  THE  ASSETS  OF
         CONNECTSOFT COMMUNICATIONS CORPORATION AND CONNECTSOFT HOLDING CORP.

    (2) A REPORT ON FORM 8-K WAS FILED WITH THE COMMISSION ON JULY 19, 1999 TO REPORT THE ISSUANCE OF $20 MILLION OF SECURED NOTES AND WARRANTS.

    (3) A REPORT ON FORM 8-K/A, FURTHER AMENDING A REPORT ON FORM 8-K DATED DECEMBER 2, 1998 REPORTING THE ACQUISITION OF IDX INTERNATIONAL, INC., WAS FILED WITH THE COMMISSION ON AUGUST 31, 1999 TO REPORT THE RENEGOTIATION OF THE TERMS OF CONSIDERATION PAID TO THE FORMER STOCKHOLDERS OF IDX.

    (3) A REPORT ON FORM 8-K WAS FILED WITH THE COMMISSION ON SEPTEMBER 3, 1999 TO REPORT COMPLIANCE WITH AN ORDER OF THE NASDAQ STOCK MARKET RELATING TO ONGOING LISTING.

    (4) A REPORT ON FORM 8-K WAS FILED WITH THE COMMISSION ON OCTOBER 5, 1999 TO REPORT THE ACQUISITION OF CONTROL OF OASIS RESERVATION SERVICES, INC.

    (5) A REPORT ON FORM 8-K WAS FILED WITH THE COMMISSION ON OCTOBER 15, 1999 TO REPORT COMPLIANCE WITH AN ORDER OF THE NASDAQ STOCK MARKET RELATING TO ONGOING LISTING.

    (6) A REPORT ON FORM 8-K WAS FILED WITH THE COMMISSION ON OCTOBER 29, 1999 TO REPORT THE ACQUISITION OF IGLOBE, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                                          eGlobe, Inc.
                                                          (Registrant)



Date:  November 15, 1999         By              /S/ Anne Haas
                                   --------------------------------------------
                                                   Anne Haas
                                              Controller, Treasurer
                                         (Principal Accounting Officer)




Date:  November 15, 1999         By          /S/ Christopher J. Vizas
                                   ---------------------------------------------
                                               Christopher J. Vizas
                                    Chairman of the Board of Directors, and
                                              Chief Executive Officer
                                           (Principal Executive Officer)