Form 10-K
period 1999-12-31
EGLOBE INC
filed 2000-04-07
CIK 842807

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                         Commission File Number: 1-10210
                                                 -------



                                  eGLOBE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                DELAWARE                       13-3486421
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation of organization)     Identification No.)


            1250 24TH STREET, N.W. SUITE 725, WASHINGTON, DC 20037
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



(Registrant's telephone number, including area code)    (202) 822-8981



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

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of April 3, 2000 amounted to $344,346,696.

     The number of shares outstanding of each of the registrant's classes of common stock as of April 3, 2000 was 89,340,516 shares, all of one class of $.001 par value common stock.

================================================================================
                                   eGLOBE, INC.
                                    FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                          ------
PART I
 Item 1   Business .....................................................................     3
 Item 2   Properties ...................................................................    35
 Item 3   Legal Proceedings ............................................................    36
 Item 4   Submission of Matters to a Vote of Security Holders ..........................    36

PART II
 Item 5   Market for Registrant's Common Stock and Related Stockholder Matters .........    37
 Item 6   Selected Consolidated Financial Information ..................................    41
 Item 7   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...................................................................    42
 Item 7A  Quantitative and Qualitative Disclosure About Market Risk ....................    50
 Item 8   Consolidated Financial Statements and Supplementary Data .....................    50
 Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ...................................................................    51

PART III
 Item 10  Directors and Executive Officers of the Registrant ...........................    52
 Item 11  Executive Compensation .......................................................    56
 Item 12  Security Ownership of Certain Beneficial Owners and Management ...............    64
 Item 13  Certain Relationships and Related Transactions ...............................    66

PART IV
 Item 14  Exhibits, Financial Statements, Schedules and Reports on Form 8-K ............   IV-1
Signatures .............................................................................   IV-8

                                 eGLOBE, INC.


                                     PART I

ITEM 1 -- BUSINESS (GENERAL)


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. In addition, members of our senior management may, from time to time, make certain forward-looking statements concerning our operations, performance and other developments. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth under the caption "Risk Factors" and elsewhere in this annual report on Form 10-K, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange Commission or in the documents where such forward-looking statements appear. Unless the context suggests otherwise, references in this annual report on Form 10-K to "we," "us" or the "Company" mean eGlobe, Inc. and its subsidiaries.

GENERAL

     Today, we are a voice-based application services provider offering enhanced telecommunications and information services, including Internet protocol transmission services, telephone portal and unified messaging services on an outsourced basis. Through our World Direct network, we originate traffic in over 90 territories and countries and terminate traffic anywhere in the world and through our IP network, we can originate and terminate IP-based telecommunication services in over 30 countries and six continents. Our customers are principally large national telecommunications companies, Internet service providers and competitive telephone companies around the world.

     We incorporated in 1987 as International 800 TeleCard, Inc., a wholly owned subsidiary of Residual, a publicly traded company that provided toll-free (800) and related value-added telecommunications services to businesses around the world. We changed our name to Executive TeleCard, Ltd. in October 1988. We built on the national relationships with telecommunications administrations, and in 1989 we began installing calling card platforms in or close to the facilities of various national telephone companies. We went public that same year by way of a stock dividend by our former parent company.

     In December 1997, we brought in new management and directors to handle adverse results in our calling card business. Until 1998, our entire focus was on supporting calling card services. Beginning in 1998, but primarily in 1999, that focus changed.

   o We  restructured  key portions of our operations and refocused our business
     to  include  Internet  protocol   transmission   technologies   through  an
     acquisition at the end of 1998.

   o In 1999, we developed the Internet protocol transmission portion of our business, which is now a principal business for eGlobe.

   o In early 1999, we acquired a specialty calling card service that improved the overall margins on our calling card business.

   o In mid-1999, we added global unified messaging (the ability to retrieve voice mail and faxes over a telephone or computer) and telephone portal (the ability to retrieve information from a portal Internet site through a telephone) capabilities through another acquisition.

   o In June 1999, we changed our name to eGlobe, Inc. signaling that we have a new product line and a new focus.

   o We acquired another company effective August 1999 that brought us Latin American Internet protocol transmission operations.

   o We added some needed assets and operating abilities by acquiring network operating centers and a call center in September 1999.

   o We acquired a company in October 1999 that will strengthen our telephone portal and unified messaging offerings, as well as adding to our customer support capabilities and providing us with several large e-commerce customers.

   o In December 1999 we signed a definitive agreement to merge with Trans Global Communications, Inc., a facilities-based international telecommunications services provider. The merger closed in March 2000 following receipt of stockholder approval.

OPERATING PLATFORMS AND IP NETWORK

     OPERATING PLATFORMS

     We have installed operating platforms in more than 40 locations around the world. These platforms are computers, software and related communications termination equipment. In many instances, our platforms are co-located with the international gateway facilities of the dominant telephone company in a national market. Frequently that company is both our operating partner and our customer. A discussion of our foreign sales and risks associated with international business appears under the caption "Risk Factors--Our business is exposed to regulatory, political and other risks associated with international business."

     The platforms are connected to both the local telephone network and to international networks. The platforms supply global services to our customers. Their functions include:

     o managing voice and data access to one or more networks;

     o identifying and validating user access;

     o providing various levels of transaction processing;

     o routing calls or data messages;

     o providing access to additional service functions (for example, our unified messaging service); and

     o supplying billing and accounting information.

     One of the strengths of the platform is its inherent flexibility. Subject to our adding necessary interfaces and applications programming, it supports a range of different services.

     IP NETWORK

     Until the end of 1998, we had no transmission facilities of our own. Our network of platforms relied on transmission services supplied by others to route calls or messages. With the acquisition of an Internet protocol transmission services business, that began to change. We have developed and are expanding an international network of telecommunications trunks that employ Internet protocol, known as IP, as the basic method of transporting telephone calls, faxes or data messages. A telecommunications trunk is a large communications channel configured for data traffic. Our platforms use this IP network to route calls and messages.

     Although the IP network we acquired had a global presence, until recently most of that network was based in Asia-Pacific. In 1999, we added more than a dozen countries to our IP network through a combination of new agreements and our acquisition of iGlobe effective August 1, 1999 with its network of telecommunications trunks in Latin America. Our network now extends to approximately 30 countries. The Trans Global merger has again enabled us to expand our IP network into other regions of the world, particularly the Middle East and Latin America.

     Our network business serves principally as a provider to, and operating partner with, telephone companies and Internet service providers. This key element of our IP network service helps it mesh with our operating platform service. Using our privately-managed global IP network to provide transmission services for our other services will reduce costs and create other operating efficiencies. Perhaps most important, it will permit us to offer new Internet based services to our customers, such as global unified messaging and telephone portal capabilities, which would have been difficult to supply without our expanding privately-managed network.

     We are concentrating on developing business and operating arrangements with our existing customers to keep expanding our network and our range of network services.

     TRANS GLOBAL NETWORK

     Our newly acquired subsidiary, Trans Global, currently operates international gateway switches in New York, New York and London, England linked by owned Trans-Atlantic cable facilities. Trans Global utilizes switching equipment supplied by vendors such as Lucent, Nortel, Nokia and Nuera for its major network elements. Trans Global uses a multiple switch configuration which provides redundant capability to minimize the effect of a single network switch component failure.

     Trans Global also has rights in digital undersea fiber optic cable between New York and London. These rights, also known as indefeasible rights of use, are in the Gemini cable system. In addition, facilities leases on such cable systems such as Flag are utilized for customer connectivity out of the London switching center. By using the Flag cable system, Trans Global is capable of offering high quality voice over IP services to locations such as Cairo. Trans Global has invested in these indefeasible rights of use based on its expectations for traffic between its two switching facilities.

     Trans Global serves its carrier customers and monitors its network from its network operating centers in New York City and London. Each operating center is monitored by experienced personnel 24 hours a day, 7 days a week.

     Trans Global's switching facilities are linked to a proprietary billing system, which we believe provides Trans Global with a competitive advantage by permitting management on a near real-time basis to determine the most cost-effective termination alternatives and manage gross margins by route. This allows Trans Global to increase its network efficiency and immediately respond to customer routing changes to maximize revenue and margin. Trans Global maintains a detailed information database of its customers, which it uses to monitor usage, track customer satisfaction and analyze a variety of customer behaviors, including buying patterns and needs.

     Trans Global has installed Internet protocol equipment that allows for the transmission of IP voice service. Internet protocol should provide additional cost efficiencies for transporting a substantial portion of Trans Global's international voice and data traffic. This would allow Trans Global to develop new, low-cost termination arrangements and offer new services in conjunction with existing or new in-country service providers.

     Trans Global recently began providing voice over IP services in cooperation with Telecom Egypt, the government owned telecommunications operator in Egypt. We believe it is currently the only operator legally providing IP voice calling into and out of Egypt.

SERVICES

     Following our recent acquisitions, we principally offer or will offer on a going-forward basis the following:

     o Network  Services,  including  our  Internet   protocol   voice  and  fax
       capabilities, network transmission services and our toll-free services;

     o Enhanced Services, primarily consisting of domestic IP-based enhanced services such as:

     o unified messaging,

     o telephone portal,

     o our combined IVR (Interactive Voice Response) and IDR (Interactive Data Response) services, and

     o voice over Internet clearinghouse and settlement services in partnership with Trans Nexus and Cisco, along with our traditional calling card enhancement service;

   o Customer Care, consisting of our state-of-the-art calling center which provides 24 hours a day, seven days a week, customer service in 12 languages for both eGlobe services and other customers, including customer care for a number of e-commerce companies; and

   o Retail Services, primarily consisting of our domestic long-distance and Internet service provider business acquired as a part of the Coast International acquisition.

     NETWORK SERVICES

     OUR NETWORK SERVICES. As of August 1999, network services has become our largest revenue generator. Our network services experienced an increase in revenues to $7.9 million in the fourth quarter of 1999 from $5.6 million in the prior quarter. The majority of that increase represented growth in telephone traffic generated by our IP network. The remainder represented new private line service generated by the recently acquired Latin American IP network. Paralleling the growth in revenue, minutes carried by our IP network in the fourth quarter of 1999 increased almost 20% over the prior quarter to more than
32.3 million. Our revenues from voice over IP services, known as VoIP, have increased 460% since the first quarter of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Year Ended December 31, 1999 Compared to Nine Month Period Ended December 31, 1998 and the Year Ended March 31, 1998."

     We offer new, low-cost transmission services by transmitting digitized and compressed voice and data messages as Internet protocol packets over an international packet-switched private network. Packet switching is a way of transmitting digitally-encoded messages by splitting the data to be sent in packets of a certain size.

     Our Internet protocol-based voice service and fax service allows customers to make calls and send faxes over the Internet. We believe that when these services are transmitted over the IP network, they provide significant efficiencies to customers compared to more traditional public switched telephone network transmission. Although a portion of the telephony connection must be routed over the public switched telephone network, we expect to reduce the portion of the call flowing over the public switched telephone network by increasing the number of nodes on our IP network over time, as supported by traffic flow. This should reduce cost and increase the network's efficiency, since the call or fax can be delivered to the intended recipient from the closest network node.

     We believe that call quality is vital to consumers. Call quality includes voice quality, the ability to connect easily and quickly, the lack of delay in system interaction with the customer and ease of use of the service by the customer. Consumers expect call quality when they pick up a telephone, whether they are using a traditional telephone network or an Internet protocol service. We believe that we offer telephone quality comparable to that of a traditional phone call.

     Our network services include several additional services, including billing and report generation designed exclusively to support the Internet protocol-based services. We believe that these features enhance the attractiveness of our Internet protocol services to telephone companies and Internet service providers. We are working with telephone companies and Internet service providers to increase the use of our IP network and increase the number of network nodes through which service can be delivered.

     TRANS GLOBAL'S NETWORK SERVICES. Our newly acquired subsidiary, Trans Global, is a provider of reliable, low cost switched voice and data services to U.S. and international long distance carriers. Trans Global provides international long distance service through a flexible network comprised of various foreign termination relationships, international gateway switches, owned transmission facilities and resale arrangements with long distance and Internet providers. Trans Global acts as a carrier's carrier, providing other telecommunications companies with services at rates that typically are designed to be lower than those offered by the larger telecommunications companies such as AT&T, MCI WorldCom and Sprint. During fiscal 1999, network services/carrier sales represented approximately 98% of Trans Global's total consolidated revenues.

     Trans Global markets its services to large global telecommunications carriers seeking lower rates and high quality overflow capacity, as well as to small and medium sized long distance companies that do not have sufficient traffic volume to invest in their own international transmission facilities or to obtain volume discounts from the larger facilities-based carriers.

     Trans Global markets its services in the U.S. and in approximately seven foreign countries. Trans Global began to shift sales and managerial emphasis in the third quarter of fiscal 1999 to the origination of traffic in foreign markets rather than the U.S. based market. Trans Global has begun to target international markets such as the Middle East with high volumes of traffic, relatively high per-minute rates and favorable prospects for deregulation and privatization. We believe that the ongoing trend toward deregulation and privatization will create new opportunities for Trans Global to increase its revenues and to reduce its termination costs.

     Trans Global has also began to refocus its business to convert its network to an IP-based network and to offer its customers the highest quality IP voice transmission capabilities. An example of both of these strategies can be seen in Egypt. Trans Global currently has an operating agreement with Telecom Egypt that affords Trans Global the ability to terminate minutes in Egypt with a proportional amount of traffic to be carried from Egypt to the U.S. Trans Global also recently began providing voice over IP services in cooperation with Telecom Egypt, the government owned telecommunications operator in Egypt. The new VoIP service provides an additional pathway for calls in and out of Egypt.

     Trans Global is in the process of expanding its coverage of such countries and entering into similar arrangements in additional countries.We anticipate that Trans Global's presence and relationships in the Middle East and Latin America will further our strategy to enter previously underserved markets.

     ENHANCED SERVICES

     UNIFIED MESSAGING SERVICES. We recently launched our new unified messaging service, Vogo (Voice On the Go), through our subsidiary Vogo Networks, acquired in mid-1999. This unified messaging service, in combination with the voice and data access capabilities of our operating platforms, provides global capability for an end user to dial up the Internet while traveling, or dial into a corporate intranet, and retrieve and manage voice mail, e-mail and faxes around the world through either a telephone or a computer by simply making a local telephone call. Though our unified messaging technology is primarily software-based, we have added servers to the operating platform to support the messaging functionality.

     We believe unified messaging services are attractive to customers because they make communications readily available to the recipient in the most convenient form. Unified messaging is beginning to be deployed by carriers and mobile network operators. Although we are only in the first phase of offering our unified messaging service, we believe early indications are positive with regard to consumer response and acceptance.

     Our initial version of Vogo enables end-users to use a telephone to:

     o Check and listen to personal and corporate e-mail messages.

     o Automatically reply to e-mail messages over the phone.

     o Send voice messages to any e-mail address via an address book.

We intend to expand the first phase of the offering over the course of the next year to add additional features and functionality.

     This new offering is being developed in combination with key customers, primarily a handful of national telephone companies with dominant local telephone, mobile telephone and Internet businesses in their home markets. The service will be supplied to the telephone company, which will in turn make it available to their telephone and Internet customers. We are also offering the service in conjunction with strategic partners, who are expected to add our unified messaging service to their computer messaging offerings. The target audience is the early technology adopter and the business executive and professional who needs telephone access to the Internet and e-mail when away from home or office.

     TELEPHONE PORTAL SERVICE. Through the use of the Vogo technology, in September 1999, we introduced our telephone portal in a production environment through Visto Corporation.

     The telephone portal allows the users to access on a global basis all information that resides on a subscriber's particular portal site or home page through a telephone. For example, a Visto subscriber who keeps his electronic briefcase resident at the Visto portal site can access any information on that briefcase such as a particular address via a local call in any of approximately 30 countries on six continents. We recently began offering services in conjunction with Paltalk Corporation and expect shortly to begin services with several of our traditional national telephone company partners. Since its introduction, our telephone portal service has been fully operational. This service is the first in a line of services that we believe will ultimately allow the user to globally access any information available on the Internet and to conduct e-commerce through the use of a telephone.

     INTERACTIVE VOICE AND DATA RESPONSE SERVICE. Through our acquisition of Coast and its wholly owned subsidiary, Interactive Media Works, in December 1999, we have just begun offering an interactive response system which interfaces with traditional voice telephone, with voice over IP transmission, and with data access from the Internet and the World Wide Web. We believe this dual telephone and Internet response platform is valuable in e-commerce and in a variety of services that bridge between the telephone and Internet. Interactive Media Works introduced a service using two platforms, one for voice and one for the Internet, approximately one year ago, but has recently launched its product combining these services on the one integrated platform. It has had some success in selling to firms in the advertising, promotional and marketing industries in a few markets in the United States. We believe that the new, integrated platform will substantially enhance Interactive Media Work's capabilities. We plan to offer this interactive response system on a global basis to and through our existing customer base along with implementing this technology as an integral part of Vogo.

     CARD SERVICES. Until 1998, our entire focus was on supporting calling card services. In 1998, that focus began to change. In 1998, we restructured key portions of our operations and refocused our business. Card services generated $19.8 million for the year ended December 31, 1999, representing approximately 47% of our total revenue for that period. However, for the quarter ending December 31, 1999, card services generated approximately 23% of our total revenues.

     Revenues from our global post paid calling card enhancement services for national carriers remained steady during the fourth quarter of 1999. We continue to believe that post paid card services are important to our customers and intend to continue to offer these services as part of our service offerings.

     We provide our customers, such as telephone companies, Internet service providers, specialized carriers and banks, with the ability to offer calling card programs to their customers. These calling card enhancement services include validation, routing, multi-currency billing and payments, in addition to credit, prepaid and true debit functionality. Through our acquisition of Telekey in February 1999, we have incorporated a range of card based services including calling, e-mail, voice-mail and other features into our service offerings.

     Card Services are designed for telecommunications operators, including integrated telephone companies, wholesale network providers, resale carriers and Internet service providers. These customers want us to originate and terminate calls domestically and internationally. Customers are billed for use of the platform and transmission on a per minute basis. Contracts are ordinarily multi-year, sometimes with minimum use requirements.

     CLEARINGHOUSE AND SETTLEMENT SERVICES. We recently began offering an Internet protocol clearing and settlement service through a strategic alliance with Cisco and TransNexus. This service enables Internet and circuit based telephone companies to terminate calls anywhere in the world and settle payments among other eGlobe clearinghouse members. The transition from circuit switched networks to packet networks using Internet protocol has created a need for alternative methods of efficiently clearing and settling revenue among Internet protocol network operators. eGlobe's clearinghouse provides a solution for billing Internet protocol traffic between networks that include both Internet protocol and circuit-switched elements.

     We offer standards-based, carrier-grade clearinghouse services for voice over IP traffic that comply with the internationally accepted open settlement protocol standard. After joining our clearinghouse, members can terminate calls world wide using their own Internet access and other clearinghouse members' voice over IP rate structure. Members can originate and terminate long distance traffic at their option and control the rates they offer to other members.

     CUSTOMER CARE SERVICES

     With the acquisition of Oasis Reservations Services or ORS in September 1999, we now have a state-of-the art call center that provides customer care services for both our operations and other e-commerce providers such as lowestfare.com and cheaptickets.com. The customer care center operates 24 hours a day, 7 days a week and services 12 different languages and multiple dialects with most of the languages on a full-time basis. The customer care center also supports approximately 8 other languages on a part-time basis. We have just completed the process of moving our internal customer care center to the ORS center. This allows us to change customer care, a service demanded by our telephone company partners, from a cost center to a profit center, along with giving us the expertise to professionally support our newest Internet based enhanced services and e-commerce offerings.

     We provide 24-hour operator assistance and other customer service options. This assistance includes "default to operator" assistance for calls from rotary and pulse-tone telephones. Our operating platforms divert calls placed from such telephones to an operator who processes the call. The default-to-operator feature enables access to our platforms from any telephone in any country or territory in our network

     RETAIL SERVICES

     With the acquisition of Coast in December 1999, we now have a small North American retail presence that includes both a domestic long distance business and an Internet service provider. Both businesses currently target small to mid-sized business. Besides generating positive cash flow, these groups will also be used as a test bed for our new enhanced services and marketing/promotional concepts.

     See further discussion of segment information as contained in Note 12 to the Consolidated Financial Statements.

STRATEGY

     Our goal is to become a leading network-based global outsource provider of services that interface the telephone with the Internet. To achieve this goal, our present strategy includes:

     BUILDING ON GLOBAL PRESENCE AND STRATEGIC RELATIONSHIPS. We believe that international relationships and alliances are important in offering services and that these relationships will be even more important as competition expands globally. We have long-standing relationships with national telephone companies and Internet service providers. We want to deepen our relationships with these telecommunications companies and increase the number of services we provide to them. We believe that we will have a competitive advantage to the extent that we can maintain and further develop our existing relationships. Through our recent acquisition of Trans Global, we have gained relationships with a number of international telecommunications carriers, particularly in the Middle East and Latin America.

     EXPANDING SERVICE OFFERINGS AND FUNCTIONALITY. We believe that it will be necessary to offer a suite of enhanced business communications services, and that the early providers of credible multi-service offerings will have an advantage. We have introduced global IP voice and IP fax services, Vogo, unified messaging services, and clearinghouse and settlement services. We plan to introduce a broad range of other services that allow us to become the interface between the telephone and the Internet for all sorts of electronic transactions. We believe that new service offerings and increased product diversification will make our suite of services attractive to customers.

     FOCUSING ON NATIONAL TELEPHONE COMPANIES AND INTERNET SERVICE PROVIDERS. Many telecommunications companies market their services directly to businesses and other end users. We offer our services principally to national telephone companies, Internet service providers and portal providers, as well as to competitive telecommunications companies in liberalized countries. These companies, in turn, use our services to provide an enhanced service to their customers. We believe that many of these providers will continue to outsource the kind of services we offer and are increasingly seeking new revenue sources by offering value-added services such as those we intend to offer. We also believe that we provide a cost-efficient opportunity because of our existing international network and low cost processing made possible by the network operating platforms. We further believe that we derive a significant advantage in marketing to these customers because of our independence from the major global carriers, which allows national telephone companies, Internet service providers and card issuers to do business with us without risking their customer bases.

     CONTINUING FOCUS ON THE BUSINESS TRAVELER. In identifying and offering new services to support our customers, we will continue to pursue services which build upon our strengths, particularly our global reach. As a result, we have focused on providing services that will be valuable to the business or professional user away from the office, either across the street or around the world.

     CONTINUE TO OFFER THE HIGHEST QUALITY SERVICE. For us, quality encompasses customer care, voice quality and ease of use of our enhanced services. With the acquisition of ORS, we believe that we have upgraded our state-of-the-art call center to handle all of the needs of our customers for both telephone and e-commerce capabilities. Voice quality and ease-of-use are essential to our telephone company customers. National telephone companies will not accept a service that is either difficult to use or does not offer telephone quality voice. Although we will continue to seek to improve our quality, we believe that our services are as good as anyone in the industry.

     EXPANDING OUR IP NETWORK BY ENTERING PREVIOUSLY UNDERSERVED MARKETS. We intend to pursue geographic markets which we believe are emerging and offer opportunities for exploitation, but which have been underserved previously. We have entered new markets within Asia, Latin America and the Middle East. Trans Global currently has an operating agreement with Telecom Egypt that affords Trans Global the ability to terminate Internet protocol voice in Egypt with a proportional amount of traffic to be carried from Egypt to the U.S.

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

     The evolving environment for communications has increased the number of messages sent and received and the types and means of communications mobile professionals use. Today, many companies are utilizing Internet-related services as lower-cost alternatives to certain traditional telecommunications services. The relatively low cost of the Internet has resulted in its widespread use for certain applications, most notably Web access and e-mail. Internet protocol has become the communications protocol of choice for the desktop, the local area network, the wide area network and the world wide web. With advances in many areas of communications technology, professionals and other travelers are demanding additional features from their telephone and Internet providers, particularly ease of Internet access, true global access and unified messaging.

     INTERNET PROTOCOL (IP). Historically, the communications services industry has transmitted voice and data over separate networks using different technologies. Traditional voice carriers have typically built telephone networks based on circuit switching technology, which is the basis of the public switched telephone network. Circuit switching technology establishes and maintains a dedicated connection for each telephone call, where voice and data are transported in the form of relatively continuous analog and digital signals. The circuit remains unavailable to transmit any other call until the call is terminated.

     Data networks, in contrast, typically divide information into packets that are simultaneously routed over different channels to a final destination where they are reassembled in the original order in which they were transmitted. Unlike circuit switching technology, Internet protocol based transmission over a data network transports voice and data in the form of data packets which do not flow in a continuous channel. As a result of this essentially "random" packet transport system, the information being transported - whether voice, video, fax or other forms of messages or information - is much more easily managed and manipulated. As a result of the ability to manage and manipulate the information being transported, substantially greater traffic can be transmitted over a packet-switched network, such as the Internet, than circuit switched network.

     Internet protocol networks are packet switched networks that use the widely accepted Internet protocol for transmission. This enables easy interconnection of multiple data networks and even combination of data networks with traditional circuit switched networks. A computer server converts the public switched telephone network voice into data packets and routes the data over the Internet or another IP network. A second computer server in the destination area converts the data back to analog form and switches it to the local phone network as a local call.

     Traditional telephone networks had the advantage of being ubiquitous. However, with the increasing use of Internet protocol networks, and the ability of Internet protocol to be combined with traditional networks to transmit traffic, Internet protocol networks are achieving increased acceptance.

     Internet protocol technology have the ability to simultaneously send voice, fax and data transmissions over a single network. The relative ease of data management and manipulation also leads to a wide range of new functions and services, all of which are possible as a result of the underlying Internet protocol capability. This has led to a proliferation of Internet protocol based services, including shared and dedicated Web hosting and server co-location, security services, and advanced applications such as Internet protocol-based voice, fax and video services, and is rapidly making Internet protocol the technical basis for many new value-added and enhanced services, including voice (telephone) services. Indeed, our card services already rely on Internet protocol capabilities in key billing and transaction management functions.

     Early Internet voice transmission was of poor quality, but Internet protocol transmission quality improved significantly with the development of an Internet protocol "gateway" that connects telephone calls between Internet protocol networks and public switched telephone network networks. Internet protocol gateways have enabled IP telephony to evolve into numerous new services and networks. Today a voice call placed over an Internet protocol network can sound virtually indistinguishable from the same call made over the traditional telephone system.

     IP telephony offers many benefits:

     o simplified management;


     o use for both voice and data transmission allows consolidation of traffic over a single network;


     o reduction of overhead and maintenance costs for the Internet protocol portion of the transmission; and


     o use of applications such as video, voice mail, conferencing, messaging, data-sharing, and directory services over the same network.

     The communications industry requires large scale acceptance of new technologies to justify the massive investment in infrastructure needed to implement them. The universal access and critical mass that the Internet has achieved has attracted significant investment and application development, which also have promoted and developed Internet protocol transmission. In our judgment, IP ultimately will become the dominant underlying service protocol. That means that without regard to the type of information -- whether voice or data, card service or messaging, the ability to call home or surf the web -- IP will be a key building block for enhanced, value added, or intelligent network services in the future.

     SWITCHED LONG DISTANCE SERVICE. International long distance providers can generally be categorized by the extent of their ownership and use of switches and transmission facilities. Generally only a small number of carriers are licensed by a foreign country for international long distance service, and in many countries only the dominant carrier is licensed to provide international long distance service. The largest U.S. carriers, AT&T, MCI WorldCom and Sprint, primarily utilize owned U.S. transmission facilities and tend to use other international long distance providers only to reach markets where they do not own enough network, to take advantage of lower prices, and to carry their overflow traffic. A group of long distance providers has emerged, which own and operate their own switches but either rely solely on resale agreements with other long distance carriers to terminate traffic or use a combination of resale agreements and leased or owned facilities in order to terminate their traffic.

     A resale arrangement typically involves the wholesale purchase of termination services on a variable, per-minute basis by one long distance provider from another. A single international call may pass through the facilities of several long distance resellers before it reaches the foreign facilities-based carrier that ultimately terminates the call. Resale arrangements set per-minute prices for different routes, which may be guaranteed for a set time period or which may be subject to change. Price fluctuations and the emergence of new long distance resellers characterize the resale market for international transmission. In order to effectively manage costs when utilizing resale arrangements, long distance providers need timely access to changing market data and must quickly react to changes in costs through pricing adjustments or routing decisions.

MARKET FOR TELECOMMUNICATIONS SERVICES

     The global telecommunications services industry is growing significantly. Two of the fastest growth areas have been mobile communication related services and international telecommunications services.

     We believe that demand for global telecommunications services, including our offerings, will continue to grow substantially as a result of increased (1) reliance by business users on telecommunications services; (2) globalization of business; and (3) use of the Internet.

     Changes in global telecommunications services have dramatically increased both the number of messages and the form of media used. Messages are increasingly taking electronic form as electronic mail and other electronic communications tools usage has grown. Increased e-mail usage, in turn, has led to increased demand for mobile, dial-up access to the Internet.

     The growth in the global telecommunications market also reflects the increasingly international nature of business, the significant growth of emerging and newly industrialized economies and the increase in international trade. We believe that as multinational corporations globalize, and expand into new markets, their demand for diverse and customized telecommunications services will continue to grow. Increased globalization will lead to increased demand for products and services that address the communication and information management needs of an increasingly mobile society. Growth in communication and information demand on the part of travelers is further evidenced by the proliferation of electronic devices (such as notebook computers and pagers with modems, both wireline and wireless) and the explosive growth of the Internet, corporate intranets and network services that allow travelers remote access to their home offices. As business travel grows, the percentage of travelers who have a need for remote office access to messaging and communication services will increase.

     The Internet continues to become a preferred solution to the increased message and communication needs of mobile consumers. The worldwide commercial Internet/intranet market has grown very rapidly, and this growth is expected to continue. Many factors are driving this increase in demand for Internet access by an increasingly more mobile group of end users. Strategic developments affecting this demand for accessing the Internet from anywhere include:

     o increasing deregulation and competition in telecommunications markets;

     o growth of Internet usage to a critical mass to achieve near universal acceptance;

     o dramatic increase in the use of e-mail; and

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

COMPETITION

     Our industry is intensely competitive and rapidly evolving. We face competition from a variety of sources, including some telecommunications carriers that are much larger than us, with much greater name recognition, much larger customer bases, more substantial economies of scale, and substantially greater financial, personnel, marketing, engineering, technical and other resources than we have. We also compete with several smaller companies that focus primarily on Internet telephony.

     The telecommunications industry is also experiencing change as a result of rapid technological evolution. Large telecommunications carriers such as AT&T Corp., British Telecom, Deutsche Telekom, MCI/WorldCom and Global One either have deployed, or are in the process of developing, packet switched networks to carry voice and fax traffic. These carriers have substantial resources and large budgets available for research and development. Their participation in the market might further enhance the quality and acceptance of the transmission of voice over the Internet. We are unable to predict which of many possible future products and service offerings will be important to maintain our competitive position or what expenditures will be required to develop and provide such products and services. The telecommunications industry is also being affected by a large number of mergers and acquisitions, the impact of which is yet to be assessed.

     In addition, a number of smaller companies have started Internet telephony operations in the last few years. ITXC Corp. and iBasis (formerly VIP Calling) route voice and fax traffic over the Internet to destinations worldwide and compete with us directly. ITXC and iBasis, along with JFAX.com and Premiere Technologies, also offer, or plan to offer, messaging services that will compete with our enhanced services.

     We also compete indirectly with companies, like Net2Phone and Delta Three.com, that focus principally on a retail customer base. Moreover, we expect other parties to develop platform products and services similar to the services we offer.

     In our view, the principal factors affecting competition include price, breadth of service offerings and features, customer service, geographic coverage, quality, reliability of service and name recognition. We expect to build upon our global network and operating platform by offering a broader range of services, by expanding our relationships with national telephone companies and other large companies that outsource business to us, and by continuing to provide processing services efficiently. We believe we will be able to compete effectively if we can successfully implement our competitive strategy. However, to the extent other companies are successful in offering superior enhanced communications services or introducing such services before we do, we likely would be adversely affected and such effects could be material, as discussed under the caption, "Risk Factors -- Rapid technological and market changes create significant risks for us."

SALES AND MARKETING

     We market our services to national telephone companies, Internet service providers, specialized telecommunications companies which in turn provide our services to their customers. During 1998, we established a direct sales force, which has grown to approximately 32 people as of December 31, 1999, to focus on sales to these customers. To be close to our customers, we have based much of our direct sales force in Europe and Asia. During 1998, we established a marketing staff responsible primarily for providing marketing support to the sales efforts at varying levels of involvement. The marketing staff also promotes our corporate image in the marketplace and provides marketing support to our customers to encourage their customers to use our services. We pay sales commissions to our sales employees and agents.

     Additionally, Trans Global has a direct sales force of nine sales personnel dedicated to marketing and maintaining its relationships with its carrier customers. Trans Global initiates and maintains its relationships with foreign carriers in its targeted markets through the combined efforts of its senior management team. We believe that Trans Global's success in entering into operating agreements with its foreign partners is due largely to its reputation along with personal relationships which its senior management team have developed with the appropriate officials at foreign carriers.

ENGINEERING

     Our engineering personnel are responsible for provisioning and implementing network upgrades and expansion and updating, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. Our software engineering efforts include (1) updating our proprietary network of operating platforms and integrating our software with commercially available software and hardware when feasible and (2) identifying and procuring improved services compatible with our existing services and platforms.

TECHNOLOGY: INTELLECTUAL PROPERTY RIGHTS

     We regard our operating platforms and our global IP voice, IP fax, carrier billing system and other software as proprietary and have implemented some protective measures of a legal and practical nature to ensure they retain that status. We have filed a patent application relating to aspects of the operating platform with the U.S. Patent and Trademark Office, and are taking steps to extend our patent application to certain international jurisdictions. We have also registered trade or service marks with the U.S. Patent and Trademark Office, and applications for registration of additional marks are currently pending. We have also registered trade or service marks in some European and other countries, and applications for registration of additional marks are pending. In addition to filing patents and registering marks in various jurisdictions, we obtain contractual protection for our technology by entering into confidentiality agreements with our employees and customers. We also limit access to and distribution of our operating platforms, hardware, carrier billing system, software, documentation and other proprietary information.

     There can be no assurance, however, the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our technology. Despite these measures, competitors could copy certain aspects of our operating platform and our global IP voice, IP fax, carrier billing system and other software or obtain information which we regard as trade secrets. Further, if challenged, there can be no assurance we can successfully defend any patent issued to us or any marks registered by us. In any event, we believe that such technological innovation and expertise and market responsiveness are as (or more) important than the legal protections described above. We believe it is likely our competitors will independently develop similar technology and we will not have any rights under existing laws to prevent the introduction or use of such technology.

CUSTOMERS

     Our traditional customers are national telephone companies, primarily PTTs and former PTTs, which are the dominant telephone company in their home markets for both wired and cellular telephone and, in most cases, the dominant Internet service provider in their home markets. These customers include Chunghua
(Taiwan), PLDT (Philippines), Shanghai Post and Telecommunications (China), Telia (Sweden), Telstra (Australia), Telekom South Africa, CYTA (Cyprus), CAT (Thailand) and others.

     Our new customers include new telephone carriers liberalizing markets, Internet service providers, e-commerce providers and portal service providers. We have new carrier customers in the European Community, Brazil, Canada, Greece, Guatemala, Mexico, Russia and the United States, and new Internet and e-commerce providers in Scandinavia, Taiwan and the United States.

     For the nine-month period ended December 31, 1998, Telefonos de Mexico, S.A., de C.V. ("Telmex"), MCI/WorldCom, Inc. (primarily its subsidiaries, ATC and LDDS), and Telstra accounted for 19%, 16% and 10%, respectively, of our revenues and were the only customers accounting for 10% or more of our revenues. In the year ended December 31, 1999, none of these customers generated 10% or more of revenue. An enhanced services customer focusing on calling card services, American Prepaid, generated approximately 13% of our revenue during the year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We also offer wholesale telecommunications services over the network we acquired in the Trans Global merger to other international long distance carriers in the U.S., Middle East and Europe. These carrier customers include first- and second-tier long distance carriers seeking competitive rates and high-quality transmission capacity. As of December 31, 1999, Trans Global had 50 carrier customers. In a number of cases, we provide services to carriers that are also our suppliers. For the year ended December 31, 1998, each of World Access, Inc., PT-1 Communications, Inc. and Teleglobe USA Inc. were at least ten percent or more of Trans Global's net revenues. For the year ended December 31, 1999, each of World Access and MCI/WorldCom Inc. were at least ten percent or more of Trans Global's net revenues. For the year ended December 31, 1999, the only vendor that was ten percent or more of Trans Global's 1999 revenues was AT&T.

REGULATION

     We are subject to regulation as a telecommunications service provider in some jurisdictions in the United States and abroad. Applicable laws and regulations, and the interpretation of such laws and regulations, differ significantly in those jurisdictions. In addition, we or a local partner are required to have licenses or approvals in those countries where we operate and where equipment is installed. We may also be affected indirectly by the laws of other jurisdictions that affect foreign carriers with which we do business.

     UNITED STATES FEDERAL REGULATION. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the Federal Communications Commission (FCC) regulates certain aspects of the telecommunications industry in the United States. The FCC currently requires common carriers providing international telecommunications services to obtain authority under section 214 of the Communications Act. eGlobe and its subsidiaries have section 214 authority and are regulated as non-dominant providers of both international and domestic telecommunications services.

     Any common carrier providing wireline domestic and international service also must file a tariff with the FCC setting forth the terms and conditions under which it provides those services. With few exceptions, common carriers are prohibited from providing telecommunications services to customers under rates, terms, or conditions different from those that appear in a tariff. The FCC has determined that it no longer will require or allow non-dominant providers of domestic services to file tariffs, but instead will require carriers to make their rates publicly available, for example by posting the information on the Internet. But because this so-called "detariffing" decision has been stayed pending appeal to the U.S. Court of Appeals for the District of Columbia Circuit, tariffs are still required. We have tariffs on file with the FCC setting forth the rates, terms, and conditions under which we provide domestic and international services.

     In addition to these authorization and tariff requirements, the FCC imposes a number of additional requirements on telecommunications common carriers.

     The FCC's international settlements policy places limits on the arrangements that U.S. international carriers may enter into with foreign carriers that have market power in foreign telecommunications markets. The policy is primarily intended to prevent dominant foreign carriers from playing U.S. carriers against each other to the disadvantage of U.S. carriers and U.S. consumers. The international settlements policy provides that a U.S. carrier that enters into an operating agreement for the exchange of public switched traffic with a dominant foreign carrier must file a copy of that agreement with the FCC. Any such agreement that is materially different from an agreement filed by another carrier on the same international route must be approved by the FCC. Absent FCC approval, no such agreement may provide for the U.S. carrier to receive more than its proportionate share of inbound traffic. Certain competitive routes are exempt from the international settlements policy. The FCC's policies also require U.S. international carriers to negotiate and adopt settlement rates with foreign correspondents that are at or below certain benchmark rates.

     The FCC's rules also prohibit a U.S. carrier from accepting a "special concession" from any dominant foreign carrier. The FCC defines a "special concession" as an exclusive arrangement (i.e., one not offered to similarly situated U.S. carriers) involving services, facilities, or functions on the foreign end of a U.S. international route that are necessary for providing basic telecommunications.

     Another provision of the FCC's rules governs equity relationships with foreign carriers. Before eGlobe could acquire a controlling interest in any foreign carrier, or before any foreign carrier could acquire an over-25% interest in eGlobe, we would be required to notify the FCC 60 days before closing of the proposed transaction. We would also be required to notify the FCC within 30 days after closing certain transactions involving smaller equity interests. If we enter into an equity relationship with a foreign carrier that the FCC finds has sufficient market power to affect competition adversely in the U.S. market, the FCC could reclassify eGlobe as a "dominant" carrier on the particular international route, which would subject us to additional regulation in our provision of services on that route. As a dominant carrier, we might not benefit from additional deregulatory initiatives that the FCC implements to relieve burdens on non-dominant carriers. Although we currently have no plans to enter into such a relationship, our future decisions may be affected by this requirement.

     The FCC's international service rules also require carriers to periodically file a variety of reports regarding its international traffic flows and use of international facilities.

     The regulation of IP telephony in the United States is still evolving. The FCC has stated that some forms of IP telephony appear to be similar to "traditional" common carrier service and may be regulated as such, but the FCC has not decided whether some other IP services are unregulated "information services" or are subject to regulation. In addition, several efforts have been made to enact U.S. federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions also may retain jurisdiction over intrastate IP services and could initiate proceedings to regulate such services. As these decisions are made, we could become subject to regulation that might eliminate some of the advantages that we now enjoy as a provider of IP-based services.

     The Communications Act and FCC rules impose certain fees on carriers providing interstate and international telecommunications services. These fees help defray the FCC's operating expenses, underwrite universal telecommunications service, fund the Telecommunications Relay Service, and support the administration of telephone numbering plans.

     We believe that the regulatory requirements in force today in the United States impose a relatively minimal burden on us. We also believe that some of our network services are not subject to regulation by the FCC or any other state or federal agency. There can be no assurance, however, that the current regulatory environment and the present level of FCC regulation will continue.

     We believe that some of our network services are not subject to FCC regulation, but there is some risk that the FCC or a state regulator could decide that our services should require specific authorization or be subject to other regulations. If that were to occur, these regulatory requirements could include prior-authorization requirements, tariffing requirements, or the payment of contributions to federal and state subsidy mechanisms applicable to providers of telecommunications services. Some of these contributions could be required whether or not we would be subject to authorization or tariff requirements.

     UNITED KINGDOM. In the United Kingdom, telecommunications services that have been offered by Trans Global through its affiliate, TGC UK Ltd., are subject to regulation by various U.K. regulatory agencies. The United Kingdom generally permits competition in all sectors of the telecommunications market, subject to licensing requirements and license conditions. TGC UK has been granted licenses to provide international traffic on a resale basis and over its own facilities, which licenses are subject to a number of restrictions. Use of these licenses has permitted Trans Global to engage in cost-effective routing of traffic between the United States and the United Kingdom and beyond.

     OTHER COUNTRIES. Telecommunications activities are subject to government regulation to varying degrees in every country throughout the world. In many countries where we operate, equipment cannot be connected to the telephone network without regulatory approval, and therefore installation and operation of our operating platform or other equipment requires such approval.
We have licenses or other equipment approvals in the jurisdictions where we operate. In most jurisdictions where we conduct business, we rely on our local partner to obtain the requisite authority. In many countries our local partner is a national telephone company, and in some jurisdictions also is (or is controlled by) the regulatory authority itself.

     As a result of relying on our local partners, we are dependent upon the cooperation of the telephone utilities with which we have made arrangements for our authority to conduct business, as well as for some of our operational and administrative requirements. Our arrangements with these utilities are nonexclusive and take various forms. Although some of these arrangements are embodied in formal contracts, any telephone utility could cease to accommodate our requirements at any time. Depending upon the location of the telephone utility, such action could have a material adverse effect on our business and prospects. In some cases, principally the United States and countries that are members of the European Community, laws and regulations provide that the arrangements necessary for us to conduct our service may not be arbitrarily terminated. However, the time and cost of enforcing our rights may make legal remedies impractical. We presently have good relations with most of the foreign utilities with which we do business. There can be no assurance, however, that such relationships will continue or that governmental authorities will not seek to regulate aspects of our services or require us to obtain a license to conduct our business.

     Many aspects of our international operations and business expansion plans are subject to foreign government regulations, including currency regulations. Foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business opportunities. For example, the regulatory status of IP telephony in some countries is uncertain. Some countries prohibit or regulate IP telephony, and any of those policies may change at any time.

     We are planning to expand or initiate services in certain Middle East countries including Egypt and Kuwait. These services will include largely voice services as regulatory liberalization in those countries permits. Although we plan to obtain authority to provide service under current and future laws of those countries (or, where permitted, to provide service without government authorization), there can be no assurance that foreign laws will be adopted and implemented providing us with effective practical opportunities to compete in these countries. Our ability or inability to take advantage of such liberalization could have a material adverse effect on our ability to expand services as planned.

DEVELOPMENTS IN 1999

     SERIES D PREFERRED STOCK. We concluded a private placement of $3.0 million in January 1999 and $2.0 million in June 1999 with Vintage Products Ltd. We sold
(1) 50 shares of our 8% Series D cumulative convertible preferred stock (the "Series D Preferred Stock"), (2) warrants to purchase 187,500 shares of common stock, with an exercise price of $.01 per share, and (3) warrants to purchase 100,000 shares of common stock, with an exercise price of $1.60 per share (subsequently lowered to $1.44 per share), to Vintage. In addition, we agreed to issue to Vintage, for no additional consideration, additional warrants to purchase the number of shares of common stock equal to $250,000 (based on the market price of the common stock on the last trading day prior to June 1, 1999 or July 1, 2000, as the case may be), or pay $250,000 in cash, if we do not (1) consummate a specified merger transaction by May 30, 1999, or (2) achieve, in the fiscal quarter commencing July 1, 2000, an aggregate amount of gross revenues equal to or in excess of 200% of the aggregate amount of gross revenues we achieved in the fiscal quarter ended December 31, 1998. Our failure to consummate the specified merger transaction by May 30, 1999 resulted in our grant to Vintage of a warrant to purchase 76,923 shares of our common stock.

     All of the shares of Series D Preferred Stock were converted into common stock by January 26, 2000. Vintage exercised the warrants to purchase 251,923 shares of our common stock. Warrants to purchase 112,500 shares of our common stock remain outstanding. The terms of the Series D Preferred Stock and related warrants are discussed in more detail in Note 10 to the Consolidated Financial Statements.

     SERIES E PREFERRED STOCK. In February 1999, contemporaneously with the exchange of Mr. Jensen's Series C Preferred Stock for shares of common stock, we concluded a private placement of $5.0 million with EXTL Investors. We sold 50 shares of our 8% Series E cumulative convertible redeemable preferred stock (the "Series E Preferred Stock"), and warrants (the "Series E Warrants") to purchase (1) 723,000 shares of common stock with an exercise price of $2.125 per share and (2) 277,000 shares of common stock with an exercise price of $0.01 per share to EXTL Investors.

     The shares of Series E Preferred Stock automatically converted into shares of our common stock in January 2000. The terms of the Series E Preferred Stock and Series E Warrants are discussed in more detail in Note 10 to the Consolidated Financial Statements.

     TELEKEY ACQUISITION. On February 12, 1999, we acquired Telekey, a privately held Georgia corporation. Telekey provides a range of card based telecommunications services (calling, voice mail, e-mail and others) primarily to foreign academic travelers (teachers and students) visiting the US and Canada. Telekey will operate with its existing management and personnel in existing facilities in Atlanta, Georgia.

     As a result of the Telekey acquisition, all of the shares of common stock of Telekey outstanding immediately prior to the effective time of the Telekey acquisition were converted into, in the aggregate, (a) a base amount of 1,010,000 shares of our Series F convertible preferred stock ("Series F Preferred Stock") at closing, (b) at least 505,000 and up to 1,010,000 shares of Series F Preferred Stock two years later (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey's meeting certain revenue and EBITDA tests, (c) $125,000 in cash at closing, (d) a promissory note in the original principal amount of $150,000, payable in equal monthly installments over one year, issued at closing and (e) direct costs associated with the acquisition of approximately $200,000.

     This acquisition was accounted for using the purchase method of accounting. The final purchase price amount will be determined when the contingent purchase element related to Telekey's ability to achieve certain revenue and EBITDA objectives is resolved and the additional shares are issued. Goodwill may materially increase when this contingency is resolved.

     The shares of Series F Preferred Stock were converted into shares of our common stock in January 2000. The terms of the Telekey acquisition and Series F Preferred Stock are discussed in more detail in Notes 4 and 10 to the Consolidated Financial Statements.

     PRIVATE PLACEMENT OF UNSECURED NOTES AND WARRANTS. On April 9, 1999, we and our wholly owned subsidiary, eGlobe Financing Corporation, entered into a loan and note purchase agreement with EXTL Investors (which, together with its affiliates, is our largest stockholder). eGlobe Financing initially borrowed $7.0 million from EXTL Investors and we granted EXTL Investors warrants (1/3 of which are presently exercisable) to purchase 1,500,000 shares of our common stock at an exercise price of $0.01 per share. As a condition to receiving this $7.0 million unsecured loan, we entered into a subscription agreement with eGlobe Financing to subscribe for eGlobe Financing stock for an aggregate subscription price of up to $7.5 million (the amount necessary to repay the loan and accrued interest).

     We used the proceeds of this financing to fund capital expenditures relating to network enhancement of IP trunks and intelligent platforms for calling card and unified messaging services, and for working capital and general corporate purposes. See discussion under "Completion of $20 Million Financing" below and Note 7 to the Consolidated Financial Statements.

     CONNECTSOFT ACQUISITION. On June 17, 1999, we acquired substantially all the assets and assumed certain liabilities of Connectsoft Communications
Corporation and Connectsoft Holding Corp. (collectively "Connectsoft"). Connectsoft was engaged in the business of developing a unified, intelligent communications system, which it is marketing as Vogo, "Voice on the Go," and was transferred to us. Under our ownership, Vogo continues to be enhanced. Vogo is a telephone portal that integrates messaging, Internet access and content. The software is presently being marketed as a service in the United States. Connectsoft owned and operated a central telecommunications network center located in Seattle, Washington, and the hardware networking equipment, computers and software associated with such network center. The network center provides Internet connectivity and co-location services to corporate customers in the northwestern United States.

In June 1999, we issued American United Global, Inc. or AUGI, the stockholder of Connectsoft, one share of the 6% Series G cumulative convertible redeemable preferred stock (the "Series G Preferred Stock") with a liquidation preference of $3.0 million, converted approximately $1.8 million in advances to Connectsoft into part of the purchase price, and assumed approximately $5.0 million in liabilities of Connectsoft, consisting primarily of long-term lease obligations. This acquisition was accounted for under the purchase method of accounting. We also borrowed $500,000 from AUGI as evidenced by a promissory note which bears interest at a variable rate. The note matures on the earliest to occur of August 1, 2000, the date we receive $50 million in proceeds in an equity or debt financing or Vogo receives $5 million in proceeds from an equity or debt financing. The note was repaid in February 2000.

     In August 1999, we issued 30 shares of 5% Series K cumulative convertible preferred stock (the "Series K Preferred Stock") in exchange for the then outstanding share of Series G Preferred Stock. The Series G Preferred Stock was eliminated in December 1999.

     COMPLETION OF $20 MILLION FINANCING. As of June 30, 1999, the loan and note purchase agreement with EXTL Investors was amended to add two additional borrowers (IDX Financing Corporation and Telekey Financing Corporation), each of which is an indirect wholly owned subsidiary of us. Also effective as of that date, EXTL Investors purchased $20 million of 5% secured notes from eGlobe Financing, IDX Financing and Telekey Financing (collectively, the "Financing Companies"). As required by the loan and note purchase agreement, eGlobe Financing used proceeds of the $20 million financing to repay the $7 million April 1999 loan from EXTL Investors and approximately $8 million of senior indebtedness to IDT Corporation. We granted EXTL Investors warrants to purchase 5,000,000 shares of our common stock at an exercise price of $1.00 per share, and 2/3 of the warrants to purchase 1,500,000 shares granted in connection with the $7 million loan expired upon issuance of the secured notes. See discussion under "Private Placement of Unsecured Notes and Warrants" above and "Issuance of Preferred Stock to Prepay $4 Million of $20 Million Note" below and Note 7 to the Consolidated Financial Statements.

     The 5% secured notes must be repaid in 36 specified monthly installments commencing on August 1, 1999, with the remaining unpaid principal and accrued interest being due in a lump sum with the last payment. The entire amount becomes due earlier if we complete an offering of debt or equity securities from which we receive net proceeds of at least $100 million (a "Qualified Offering"). The principal and interest of the 5% secured notes may be paid in cash. However, up to 50% of the original principal amount of the 5% secured notes may be paid in our common stock at our option if:

     o the closing price of our common stock on Nasdaq is $8.00 or more for any 15 consecutive trading days;

     o we close a public offering of equity securities at a price of at least $5.00 per share and with gross proceeds to us of at least $30 million; or

     o we close a Qualified Offering (at a price of at least $5.00 per share, in the case of an offering of equity securities).

     EXTL Investors also has agreed to make advances to the Financing Companies from time to time based upon eligible accounts receivables. These advances may not exceed the lesser of:

     o 50% of eligible accounts receivable; or

     o the aggregate amount of principal payments made by the Financing Companies under the 5% secured notes.

As of December 31, 1999, we have borrowed $1.1 million under the accounts receivable facility.

     The 5% secured notes and the accounts receivable revolving note are secured by substantially all of our and our subsidiaries' equipment and other personal property and our and IDX's accounts receivables. In order to provide such security arrangements, we and each of our subsidiaries transferred equipment and other personal property to the Financing Companies and we have agreed that we will and will cause our subsidiaries to transfer equipment and other personal property acquired after the closing date to the Financing Companies. We and our operating subsidiaries have guaranteed payment of the secured notes.

     Our loan and note purchase agreement with EXTL Investors contains several covenants which we believe are fairly customary, including prohibitions on:

     o mergers and sales of substantially all assets;

     o sales of material assets other than on an arm's length basis and in the ordinary course of business;

     o encumbering any of our assets (except for certain permitted liens);

     o incurring or having outstanding indebtedness other than certain permitted debt (which includes certain existing debt and future equipment and facilities financing), or prepaying any subordinated indebtedness; or

     o paying any dividends or distributions on any class of our capital stock (other than any dividend on outstanding preferred stock or additional preferred stock issued in the future) or repurchasing any shares of our capital stock (subject to certain exceptions).

     Our loan and note purchase agreement with EXTL Investors contains several fairly standard events of default, including:

     o non-payment of any principal or interest on the 5% secured notes, or non-payment of $250,000 or more on any other indebtedness (other than specified existing indebtedness, as to which a cross default has been waived);

     o failure to perform any obligation under the loan and note purchase agreement or related documents;

     o breach of any representation or warranty in the loan and note purchase agreement;

     o inability to pay our debts as they become due, or  initiation  or consent
       to  judicial   proceedings   relating  to   bankruptcy,   insolvency   or
       reorganization;

     o dissolution or winding up, unless approved by EXTL Investors; and

     o final judgment ordering payment in excess of $250,000.

     We have in the past been late in principal payments and we have been in default on other debt documents. However, each such default has been either paid to date or waived through January 1, 2001.

     SWIFTCALL ACQUISITION. In July 1999, we acquired Swiftcall Equipment and Services (USA) Inc., a privately-held Virginia corporation ("Swiftcall"), and related switching and transmission facilities of Swiftcall USA, Inc. Among Swiftcall's assets acquired in the acquisition is the network operating center ("NOC"). Combined with the operating facilities of our Network Services division located in Reston, Virginia, the NOC gives us a gateway for our growing Internet voice and fax business, as well as an enhanced facility for circuit-switched telephone services.

     As a result of the Swiftcall acquisition, we acquired all of the common stock of Swiftcall outstanding immediately prior to the effective time in exchange for $3,430,000, consisting of (1) $3,290,000 due in two equal payments on December 3, 1999 and June 1, 2000 and (2) direct acquisition costs of approximately $140,000. The payments may be made at our option, in whole or in part, in cash or stock, by issuing to Swiftcall Holdings (USA) Ltd., the former stockholder of Swiftcall, the number of shares of our common stock equal to the first payment amount or the second payment amount, as the case may be, divided by the 15 day average closing sales price of our common stock. On August 12, 1999, we elected to make payment on both notes by issuing common stock. On December 12, 1999, as payment of the first installment of the purchase price, we issued the Swiftcall Stockholder 526,063 shares of our common stock.

     As part of the transaction, Swiftcall Stockholder, which also owns VIP Communications, Inc., a calling card company in Herndon, Virginia, has agreed to cause VIP to purchase services from us, of the type previously being purchased by VIP from our IDX subsidiary. The parties have agreed that the arrangement with VIP will result in revenue to us of at least $500,000 during the 12 months ending August 3, 2000. If we receive less than $500,000 under the arrangement with VIP, any revenue shortfall will be paid by a reduction in the number of shares of common stock issued to the Swiftcall Stockholder. We may deposit the applicable portion of the second payment of the purchase price into escrow on June 1, 2000 if it appears that there will be a revenue shortfall under the arrangement with VIP.

     The acquisition was accounted for using the purchase method of accounting. The final allocation of the purchase price is based on appraisals performed by a third-party. In August 1999, we borrowed the remaining $1.5 million under our $20.0 million loan and note agreement (as discussed above) and used $1.1 million to prepay a certain Swiftcall lease.

     RENEGOTIATION OF ARRANGEMENTS WITH FORMER IDX STOCKHOLDERS. In July 1999, we renegotiated the terms of the December 1998 IDX purchase agreement with the former IDX stockholders. We reacquired:

   o 500,000 shares of Series B convertible preferred stock in exchange for 500,000 shares of our Series H convertible preferred stock ("Series H Preferred Stock");

   o the original IDX Warrants in exchange for new warrants to acquire up to 1,250,000 shares of our common stock, subject to IDX meeting certain revenue, traffic and EBITDA levels at September 30, 2000 or December 31, 2000 if not achieved by September 30, 2000; and

   o the original convertible subordinated notes payable to the former IDX stockholders of $1.5 million and $2.5 million (previously due in June 1999 and October 1999, respectively) in exchange for 400,000 shares of Series I convertible optional redemption preferred stock ("Series I Preferred Stock").

In addition, the maturity date of the convertible subordinated promissory note, face value of $418,000, was extended to July 15, 1999 from May 31, 1999, and subsequently paid by issuance of 140,599 shares of our common stock. We also waived our right to reduce the principal balance of the $2.5 million note payable by certain claims as provided for under the terms of the original IDX purchase agreement.

     In December 1999, we agreed to reduce the Series H Preferred Stock and warrants consideration paid to the IDX stockholders by a value equivalent to the consideration paid by us for 4,500 shares of IDX. In exchange we agreed to issue eGlobe options to certain employees and others related to IDX, as well as 150,000 shares of our common stock as payment of the original consideration allocated as purchase consideration for an acquisition of a subsidiary by IDX.

     The shares of Series H Preferred Stock automatically converted into 3,262,500 shares of common stock on January 31, 2000 (reflecting the adjustment negotiated in December 1999). In addition, if IDX satisfies all of the earnout terms and conditions, the new warrants issued to the former IDX stockholders will be exercisable for 1,087,500 shares of common stock.

     On February 14, 2000, 150,000 shares of Series I Preferred Stock were converted into 166,304 shares of our common stock. We may redeem the remaining 250,000 shares of Series I Preferred Stock through July 17, 2000, at a value of $10 per preferred share plus an 8% annual interest rate from December 2, 1998. The redemption may be made in cash, shares of our common stock or a combination of the two. Any Series I Preferred Stock not redeemed by July 17, 2000 will be converted automatically into shares of our common stock based on a conversion price equal to $10 per share plus 8% of the value of the Series I Preferred Stock per annum from December 2, 1998 through the date of conversion divided by the greater of $2.00 or the average closing price of the common stock over the 15 days immediately prior to conversion up to a maximum of 3.9 million shares of common stock.

     ISSUANCE OF PREFERRED STOCK TO PREPAY $4 MILLION OF $20 MILLION NOTE. In November 1999, pursuant to an agreement reached in August 1999, we issued to EXTL Investors 40 shares of our 5% Series J cumulative convertible preferred stock (the "Series J Preferred Stock") valued at $4 million as prepayment of $4 million of the outstanding $20 million secured note issued to EXTL Investors. The carrying value of the $4.0 million note, net of unamortized discount of $1.9 million, was approximately $2.1 million. The excess of the fair value of the Series J Preferred Stock over the carrying value of the note of $1.9 million was recorded as a loss on early retirement of debt in November 1999. The $4.0 million prepayment is not subject to redraw under the note. See discussion under "Completion of $20 Million Financing" above and Notes 7 and 10 to the Consolidated Financial Statements. The shares of Series J Preferred Stock automatically converted into 2,564,102 shares of common stock on January 31, 2000 because the closing sales price of eGlobe common stock was over the required threshold for the requisite number of trading days.

     NASDAQ CONTINUED LISTING STATUS. We were notified by a letter from Nasdaq at the end of the business day on August 17, 1999 that trading in our common stock would be moved from the Nasdaq National Market to the OTC Bulletin Board on Wednesday, August 18, 1999. We immediately requested reconsideration of the decision, and our common stock resumed trading on the Nasdaq National Market effective at the opening of trading on Monday, August 23, 1999. Our continued listing on the Nasdaq National Market is subject to our maintaining compliance with certain requirements imposed by Nasdaq that are related to the amount of "net tangible assets" reported on our balance sheet.

     As a result of the restructuring of eGlobe in 1998 and the initiation of our growth plan at the beginning of 1999, our compliance with the net tangible asset requirement of the Nasdaq National Market continued listing criteria became an issue which needed to be resolved between Nasdaq and us. Net tangible assets, as defined by Nasdaq, equals assets minus liabilities and minus goodwill. Following an inquiry by Nasdaq to us, written submissions by us, and a hearing before a Nasdaq listing qualifications panel, Nasdaq concluded in July and advised us on August 10, 1999 that we had presented a plan which would enable us to comply with all requirements for continued listing on an ongoing basis. Accordingly, Nasdaq continued the listing of our common stock on the Nasdaq National Market.

     The August 10 determination required that we demonstrate that we were implementing the plan by (1) reporting, on our 10-Q for the quarter ended June 30, a minimum of $9.9 million in net tangible assets, and (2) making a public filing with the SEC by October 15, 1999 reporting $20 million in net tangible assets.

     On August 16, 1999, we filed our quarterly report on Form 10-Q containing a June 30, 1999 balance sheet with pro forma adjustments. The Form 10-Q reported what we believed to be net tangible assets of $10.5 million. However, on August 17, Nasdaq informed us that we failed to satisfy the $9.9 million net tangible asset requirement set by the panel. This decision resulted from the treatment of $3 million of our redeemable Series G Preferred Stock by Nasdaq as a liability; we (reflecting the reported balance sheet treatment pursuant to generally accepted accounting principles) had not treated the Series G Preferred Stock as a liability.

     In seeking reconsideration and in discussions with Nasdaq relative to the reconsideration, we recognized the need to further restructure our balance sheet, in particular to reflect the Nasdaq treatment of redeemable stock. After consultations with Nasdaq, we undertook several actions which resulted in a positive decision on Friday, August 20, 1999, by Nasdaq to return us to National Market Listing. In restoring us to listing status, Nasdaq required us to meet two specific requirements for continued listing. We were required to make a public filing with the SEC by September 3, 1999 which included a July 31, 1999 balance sheet evidencing a minimum of $9.9 million of net tangible assets. In addition, we were required to make a further filing by October 15, 1999 which included an August 31, 1999 balance sheet evidencing a minimum of $20.0 million of net tangible assets.

     On September 3, 1999, we filed our Current Report on Form 8-K with the SEC evidencing net tangible assets in excess of the minimum of $9.9 million required by Nasdaq and on October 15, 1999, we filed our Current Report on Form 8-K with the SEC evidencing net tangible assets in excess of the minimum of $20 million required by Nasdaq. Nasdaq notified us by letters dated September 8, 1999 and November 17, 1999 that we had satisfied all the higher standards imposed on us by Nasdaq.

     EXCHANGE OF SERIES G PREFERRED STOCK. Pursuant to agreements reached in August 1999, we issued 30 shares of the Series K Preferred Stock in exchange for the share of our Series G Preferred Stock held by American United Global, Inc. The exchange of the Series G Preferred Stock for the nonredeemable Series K Preferred Stock permitted the Series K Preferred Stock to be classified as equity rather than a liability starting with our July 31, 1999 unaudited condensed consolidated balance sheet. Nasdaq had previously determined that the Series G Preferred Stock, which was valued at $3.0 million on our June 30, 1999 unaudited condensed consolidated balance sheet, should be treated as a liability for the tangible net asset calculation which reduced our net tangible asset calculation set forth in our quarterly report filed on August 16, 1999.

     The shares of Series K Preferred Stock automatically converted into 1,923,077 shares of common stock on January 31, 2000 because the closing sales price of eGlobe common stock was over the required threshold for the requisite number of trading days.

     SALE OF RESTRICTED STOCK. On August 25, 1999, we issued Seymour Gordon, a long-time stockholder and a lender, 160,257 shares of our common stock and warrants to purchase 60,000 additional shares of our common stock for an aggregate purchase price of $250,000. Additionally, Mr. Gordon acquired an option to exchange the principal of an existing note (up to a maximum of $500,000) for (1) shares of our common stock at a price per share of $1.56 and
(2) warrants to purchase shares of our common stock at a price of $1.00 (60,000 shares per $250,000 of debt exchanged).

     On December 16, 1999, Mr. Gordon agreed to extend the maturity date of an existing note and, in return, we agreed that Mr. Gordon may convert an additional $250,000 of debt into common stock at a conversion price of $1.56 per share and receive an additional warrant to purchase 60,000 shares of common stock at an exercise price of $1.00 per share.

     iGLOBE ACQUISITION. Effective August 1, 1999, we assumed operational control of Highpoint, owned by Highpoint Telecommunications, Inc. ("Highpoint"). In July 1999, pursuant to a Transition Services and Management Agreement ("TSA"), we agreed with Highpoint that we would manage the business of iGlobe, Inc., a California corporation and newly formed wholly owned subsidiary of Highpoint ("iGlobe"), and take responsibility for the ongoing financial condition of iGlobe from August 1, 1999. On October 14, 1999 substantially all of the operating assets of Highpoint were transferred to iGlobe. Also on October 14, 1999, we closed on the acquisition of all of the issued and outstanding common stock of iGlobe. iGlobe has created an infrastructure supplying telecommunications services, including Internet protocol services, particularly voice over Internet protocol ("VoIP"), throughout Latin America. With this purchase we acquired:

     o critical operating capabilities;

     o licenses to operate in four Latin American countries;

     o twelve reciprocal operating agreements with Latin American carriers;

     o a teleport in Mountain View, California;

     o a transponder lease with coverage of Latin America;

     o long term leases for international fiber optic cable;

     o international gateway switches located in New York, Los Angeles and Denver; and

     o a  carrier  billing  system  and  Internet  protocol   operating  systems
       compatible with those we currently utilize.

iGlobe's network in Latin America complements the network we are building in Asia and the rest of the world.

     We acquired iGlobe for one share of our Series M cumulative convertible preferred stock (the "Series M Preferred Stock") valued at $9.6 million, direct acquisition costs of approximately $0.3 million, and Highpoint received a non-voting beneficial twenty percent (20%) interest of the equity interest subscribed or held by us in a yet to be completed joint venture business currently known as IP Solutions, B.V. The initial preliminary purchase price allocation reflects the preliminary estimates of the fair value of the assets acquired and liabilities assumed based on management's review and third-party appraisals. The final purchase price allocation will be determined as additional information becomes available.

     The share of Series M Preferred Stock is convertible, at the holder's option, into shares of eGlobe common stock beginning on October 15, 2000 at a conversion price equal to $2.385. The share of Series M Preferred Stock will automatically be converted into shares of eGlobe common stock, on the earliest to occur of:

     o the first date as of which the last reported sales price of eGlobe common stock on Nasdaq is $5.00 or more for any 10 consecutive trading days during any period in which Series M Preferred Stock is outstanding,

     o    the date that is seven years after the date of issuance, or

     o we complete a public offering of equity securities at a price of at least $4.00 per share and with gross proceeds to us of at least $20 million, but in no event shall the Series M Preferred Stock convert prior to the first anniversary of the date of issuance. We may repurchase the Series M Preferred Stock for $9 million plus any accrued but unpaid dividends on the Series M Preferred Stock at any time prior to Highpoint's exercise of its conversion rights.

     TRANSACTION SUPPORT SERVICES AND CALL CENTER ACQUISITION. On September 20, 1999, we, acting through a newly formed subsidiary, acquired control of Oasis Reservations Services, Inc. or ORS, a Miami-based transaction support services and call center, from its sole stockholder, Outsourced Automated Services and Integrated Solutions, Inc. or Oasis. ORS provides customer care and transaction support services employing both Internet access and traditional telephone access. ORS supplies outsource service to the travel industry and to e-commerce providers. All of our customer service capabilities will be moved from Denver to ORS' Miami facility in early 2000. This is expected to generate substantial cost savings, although there is no assurance of this.

     Together with Oasis, we formed eGlobe/Oasis Reservations LLC, a limited liability company, which is responsible for conducting ORS' business operations. We manage and control eGlobe/Oasis LLC and receive 90% of the profits and losses from ORS' business.

     eGlobe/Oasis LLC was funded by contributions effected by the members under a contribution agreement, dated as of September 15, 1999, and related documents. We issued 1.5 million shares of our common stock, valued at $3 million on the date of issuance, as our contribution to eGlobe/Oasis LLC. In addition, we contributed warrants to purchase additional shares of our common stock to eGlobe/Oasis LLC as follows:

   o shares equal to the difference between $3 million and the value of our 1.5 million share contribution on the date that the shares of common stock (including the shares underlying the warrants) contributed to eGlobe/Oasis LLC are registered with the SEC (if the value of the 1.5 million shares on that date is less than $3 million);

   o shares equal to $100,000 of our common stock for each 30-day period beyond December 14, 1999 that the shares of common stock (including the shares underlying the warrants) contributed to eGlobe/Oasis LLC remain unregistered;

   o shares equal to up to $2 million of our common stock, subject to adjustment based upon ORS achieving certain revenue and EBITDA targets; and

   o additional shares based upon (a) ORS achieving revenue and EBITDA targets, and (b) the market price of our common stock at the date of registration of the shares contributed. Under certain circumstances, these shares may be equal to the greater of (A) 50% of the incremental revenue for the Second
     Measurement Period (as defined in the agreements) over $9,000,000 or (B) four times the incremental Adjusted EBITDA (as defined in the agreements) for the Second Measurement Period over $1,000,000 provided, however, that such number of shares shall not exceed the greater of (x) 1,000,000 shares or (y) that number of shares determined by dividing $8,000,000 by the Second Measurement Date Market Value (as defined in the agreements); and provided further, that if the basis for the issuance of such shares is incremental revenue over $9,000,000 then EBITDA for the Second Measurement Period must be at least $1,000,000 for revenue between $9,000,000 and $12,000,000 or at least $1,500,000 for revenue above $12,000,000.
     Additionally eGlobe/Oasis LLC may receive 500,000 shares of our common stock if the revenue for the Second Measurement Period is equal to or greater than $37,000,000 and the Adjusted EBITDA for the Second Measurement Period is equal to or greater than $5,000,000.

The exercise of the warrants is subject to compliance with SEC and Nasdaq rules, including the approval of our stockholders with respect to the issuance of 20% or more of our common stock outstanding on the date of contribution.

     Oasis contributed all of the issued and outstanding shares of ORS as its contribution to eGlobe/Oasis LLC. If we declare bankruptcy, Oasis may repurchase the ORS shares. eGlobe/Oasis LLC is an interim step to our full ownership of ORS. Pursuant to the operating agreement of eGlobe/Oasis Reservations

LLC, once we have raised $10 million in new capital or generated three consecutive months of positive cash flow and registered the common stock issued in this transaction, eGlobe/Oasis LLC will be dissolved and ORS will become one of our wholly owned subsidiaries. Under these circumstances, Oasis would receive the common stock and warrants contributed to eGlobe/Oasis LLC by us. Additionally, even if these conditions are not fulfilled, Oasis has the right to redeem its interest in eGlobe/Oasis LLC in exchange for the shares of common stock and warrants contributed to eGlobe/Oasis LLC by us. We have satisfied the first condition to full ownership of ORS by completing a $15 million financing. Accordingly, upon registration of the shares of stock issued and the shares of stock issuable upon exercise of the warrants granted in this transaction, eGlobe/Oasis LLC will be dissolved and ORS will become one of our wholly owned subsidiaries. See "Series P Private Placement" for discussion of our recent $15 million financing.

     In connection with the purchase and installation of equipment and leasehold improvements at ORS' new facility in Miami, Oasis agreed to loan ORS up to $451,000. The loan is due in six quarterly installments beginning November 30, 1999. We guaranteed ORS' obligations under such loan and granted Oasis a security interest in our ownership interest in eGlobe/Oasis LLC.

     SERIES N PRIVATE PLACEMENT. We conducted a private placement to accredited investors of shares of our Series N cumulative convertible preferred stock (the "Series N Preferred Stock") and warrants to purchase shares of our common stock. We have raised approximately $3.2 million from the sale of 3,195 shares of Series N Preferred Stock and warrants to purchase 347,092 shares of common stock. Prior to January 28, 2000, holders of 1,685 shares of Series N Preferred Stock opted to convert such shares into 621,759 shares of eGlobe common stock. On January 28, 2000, the remaining shares of Series N Preferred Stock automatically converted into 366,060 shares of eGlobe common stock because the closing sales price of eGlobe common stock was over the required threshold for the requisite number of trading days.

     COAST ACQUISITION. On December 2, 1999, we acquired Coast International, Inc., a provider of enhanced long-distance interactive voice and Internet services. We acquired all of the common stock of Coast in exchange for 16,100 shares of our 10% Series O cumulative convertible preferred stock (the "Series O Preferred Stock") valued at approximately $13.4 million and 882,904 shares of our common stock valued at approximately $3.0 million. The acquisition was accounted for using the purchase method of accounting. The preliminary purchase price allocation reflects the preliminary estimates of the fair value of the assets acquired based on management's review and preliminary third-party appraisals. The final purchase price allocation will be determined as additional information becomes available.

     The shares of Series O Preferred Stock are convertible, at the holder's option, into shares of our common stock at any time after the later of (A) one year after the date of issuance and (B) the date we have received stockholder approval for such conversion and the applicable Hart-Scott-Rodino ("HSR") waiting period has expired or terminated (the "Clearance Date"), at a conversion price equal to $5.00. The shares of Series O Preferred Stock will automatically be converted into shares of our common stock, on the earliest to occur of:

   o the date that is five years after the date of issuance;

   o the first date as of which the last reported sales price of our common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series O Preferred Stock is outstanding;

   o the date that 80% or more of the Series O Preferred Stock we have issued has been converted into our common stock; or

   o we complete a public offering of equity securities at a price of at least $5.00 per share and with gross proceeds to us of at least $25 million.

Notwithstanding the foregoing, the Series O Preferred Stock will not be converted into our common stock prior to our receipt of stockholder approval for such conversion, which was obtained at the March 23, 2000 stockholders' meeting, and the expiration or termination of the applicable HSR waiting period. If the events listed in the preceding sentence occur prior to the Clearance Date, the automatic conversion will occur on the Clearance Date. On January 26, 2000, the closing sales price of eGlobe common stock was over the required threshold for the requisite number of trading days and accordingly, on the Clearance Date, the outstanding Series O Preferred Stock will be converted into 3,220,000 shares of eGlobe common stock.

     Prior to closing, Coast incurred $3.25 million of unsecured debt. With the consent of our existing lender, we and our operating subsidiaries have guaranteed the repayment of the $3.25 million debt and Coast has secured its repayment obligation with its operating assets. The debt is evidenced by (i) a promissory note in the original principal amount of $3 million which bears interest at a variable rate and matures on July 1, 2000 and (ii) a promissory note in the original principal amount of $250,000 which bears interest at 11% per annum and matures on November 29, 2000.

     SERIES P PRIVATE PLACEMENT. On January 27, 2000, we closed a $15.0 million equity private placement with RGC International Investors, LDC, a company organized under the laws of the Cayman Islands ("Rose Glen"). Pursuant to the terms of securities purchase agreement, we issued Rose Glen 15,000 shares of our Series P convertible preferred stock (the "Series P Preferred Stock") and warrants to purchase 375,000 shares of our common stock with a per share exercise price equal to $12.04, subject to adjustment for issuances of shares of our common stock below market price. We used the proceeds of the private placement to repay indebtedness, pay vendors and suppliers, pay expenses related to the Trans Global acquisition (as discussed below) and for general working capital.

     The shares of Series P Preferred Stock carry an effective annual interest rate of 5% and are convertible, at the holder's option, into shares of common stock. The shares of Series P Preferred Stock will automatically be converted into shares of common stock on January 26, 2003, subject to delay for specified events. The conversion price for the Series P Preferred Stock is $12.04 until April 27, 2000, and thereafter is equal to the lesser of:

     o 120% of the five day average closing price of eGlobe common stock on Nasdaq during the 22-day period prior to conversion, and

     o  $12.04.

     We can force a conversion of the Series P Preferred Stock on any trading day following a period in which the closing bid price of our common stock has been greater than $24.08 for a period of at least 35 trading days after the earlier of:

     o  the first   anniversary  of  the date the  common  stock  issuable  upon
        conversion of the Series P  Preferred   Stock and warrants is registered
        for resale, and

     o the completion of a firm commitment underwritten public offering with gross proceeds to us of at least $45 million.

     The Series P Preferred Stock is convertible into a maximum of 5,151,871 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of our common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series P Preferred Stock and warrants is registered is less than $9.375, provided that under no circumstances will the Series P Preferred Stock be convertible into more than 7,157,063 shares of our common stock. In addition, no holder may convert the Series P Preferred Stock or exercise the warrants it owns for any shares of common stock that would cause it to own following such conversion or exercise in excess of 4.9% of the shares of our common stock then outstanding.

     Except in the event of a firm commitment underwritten public offering of our securities or a sale of up to $15.0 million of common stock to a specified investor, we may not obtain any additional equity financing without Rose Glen's consent for a period of 120 days following the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants is registered for resale. Rose Glen also has a right of first offer to provide any additional equity financing that we need until the first anniversary of such registration.

     We may be required to redeem the Series P Preferred Stock in the following circumstances:

   o if we fail to perform specified obligations under the securities purchase agreement or related agreements;


   o if we or any of our subsidiaries make an assignment for the benefit of creditors or become involved in bankruptcy, insolvency, reorganization or liquidation proceedings;


   o if we merge out of existence without the surviving company assuming the obligations relating to the Series P Preferred Stock;


   o if our common stock is no longer listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the NYSE or the AMEX;


   o if the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 5,151,871 shares of common stock, as such number may be adjusted, and we have not waived such limit or obtained stockholder approval of a higher limit; or

   o if the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of our common stock and we have not obtained stockholder approval of a higher limit.

     RECENT PREFERRED STOCK CONVERSIONS. As of February 1, 2000, because the closing sales price of our common stock was over the required threshold for the requisite number of trading days, shares of Series D Preferred Stock, Series E Preferred Stock, Series J Preferred Stock and Series K Preferred Stock converted into shares of our common stock.

     LOANS TO SENIOR EXECUTIVES. As of December 16, 1999, we loaned certain of our senior executive officers an aggregate of $1,209,736 in connection with their exercise of employee stock options. The loans are evidenced by full-recourse promissory notes, which accrue interest at a rate of 6% per annum and mature on the earliest to occur of (a) for $177,188 of the loans December 16, 2003 and for $1,032,548 of the loans December 16, 2004, (b) the date that is 90 days after the date that the senior executive's employment with us terminates, unless such termination occurs other than "for cause" (as defined below), and (c) promptly after the date that an executive sells all or a portion of the collateral under his note, in which case such executive must repay the note in full or that portion of the note that can be repaid if only a portion of the collateral is sold. The loans are secured by the shares of common stock received upon exercise of the options and any cash, securities, dividends or rights received upon sale of shares of such common stock.

     "Termination for cause" means termination because of (i) the executive's fraud or material misappropriation with respect to our business or assets; (ii) the executive's persistent refusal or failure to materially perform his duties and responsibilities, which continues after the executive receives notice of such refusal or failure; (iii) conduct that constitutes disloyalty or materially harms us; (iv) conviction of a felony or crime; (v) use of drugs or alcohol which materially interferes with the executive's performance of his duties; or
(vi) material breach of any provision of the executive's employment agreement.

     SERIES Q PRIVATE PLACEMENT. On March 17, 2000, we closed a $4 million equity private placement with Rose Glen, which made a $15 million investment in us on January 26, 2000. Pursuant to the terms of a securities purchase agreement, we issued Rose Glen 4,000 shares of our Series Q convertible preferred stock (the "Series Q Preferred Stock") and warrants (the "Series Q Warrants") to purchase 100,000 shares of our common stock with a per share exercise price equal to $12.04, subject to adjustment for issuances of shares of our common stock below market price. We intend to use the proceeds of the private placement for general working capital.

     The Series Q securities purchase agreement also provides that we may issue up to 6,000 additional shares of our Series Q Preferred Stock and warrants to purchase an additional 150,000 shares of our common stock to Rose Glen for an additional $6.0 million at a second closing to be completed no later than July 15, 2000. The primary condition to the second closing is the effectiveness of a registration statement registering the resale of common stock underlying the Series Q Preferred Stock and the Series Q Warrants and the Series P Preferred Stock and the warrants granted in connection with the Series P Preferred Stock issued in January, 2000.

     The shares of Series Q Preferred Stock carry an effective annual yield of 5% (payable in kind at the time of conversion) and are convertible, at the holder's option, into shares of common stock. The shares of Series Q Preferred Stock will automatically be converted into shares of common stock on March 15, 2003, subject to delay for specified events. The conversion price for the Series Q Preferred Stock is $12.04 until April 26, 2000, and thereafter is equal to the lesser of:

   o the five day average closing price of our common stock on Nasdaq during the 22-day period prior to conversion, and


   o $12.04.


     We can force a conversion of the Series Q Preferred Stock on any trading day following a period in which the closing bid price of our common stock has been greater than $24.08 for a period of at least 20 trading days after the earlier of:

   o the first anniversary of the date the common stock issuable upon conversion of the Series Q Preferred Stock and Series Q Warrants is registered for resale, and

   o the completion of a firm commitment underwritten public offering with gross proceeds to us of at least $45 million.

     The Series Q Preferred Stock is convertible into a maximum of 3,434,581 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of our common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series Q Preferred Stock and Series Q Warrants is registered is less than $9.375, provided that under no circumstances will the Series Q Preferred Stock be convertible into more than 7,157,063 shares of our common stock (the maximum share amount will increase to 9,365,463 shares of our common stock if we receive written guidance from Nasdaq that the issuance of the Series Q Preferred Stock and the Series Q Warrants will not be integrated with the issuances of the Series P Stock and the warrants granted in connection with the Series P Preferred Stock). In addition, no holder may convert the Series Q Preferred Stock or exercise the Series Q Warrants it owns for any shares of common stock that would cause it to own following such conversion or exercise in excess of 4.9% of the shares of our common stock then outstanding.

     We may be required to redeem the Series Q Preferred Stock under certain circumstances:

   o if we fail to perform specified obligations under the securities purchase agreement or related agreements;


   o if we or any of our subsidiaries make an assignment for the benefit of creditors or become involved in bankruptcy, insolvency, reorganization or liquidation proceedings;


   o if we merge out of existence without the surviving company assuming the obligations relating to the Series Q Preferred Stock;


   o if our common stock is no longer listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the NYSE or the AMEX;


   o if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 3,434,581 shares of common stock, as such number may be adjusted, and we have not waived such limit or obtained stockholder approval of a higher limit; or

   o if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of our common stock (the maximum share amount will increase to 9,365,463 shares of our common stock if we receive written guidance from Nasdaq that the issuance of the Series Q Preferred Stock and the Series Q Warrants will not be integrated with the issuances of the Series P Preferred Stock and the warrants granted in connection with the Series P Preferred Stock) and we have not obtained stockholder approval of a higher limit.

     i1.COM INVESTMENT. Along with Hsin Yen, the former chief executive of IDX, we developed i1.com. i1.com is the e-commerce solutions company through which we are pursuing the development of e-commerce in Asia. i1.com is developing a distributed network of e-commerce applications that will allow small and medium-sized businesses to easily and cost-effectively transact business over the Internet. It will provide complete back-office support for companies seeking to expand their sales and distribution channels through a presence on the world wide web. In exchange for stock of i1.com, we will provide i1.com access to our IP-based network infrastructure, its transaction processing technology, and its Internet-enabled applications, including interactive web response services, IP voice and fax, and unified messaging. i1.com expects to launch its new services in the second quarter of 2000.

     i1.com recently completed a $14 million equity private placement. We now retain a 35% equity interest and a 45% voting interest in i1.com. Christopher J. Vizas, our Co-Chairman and Chief Executive Officer currently serves as Chairman of i1.com.

     As part of our license arrangement with i1.com, we have the right to integrate the i1.com technology into our enhanced applications and to exclusively market and provide services based around the i1.com technology in all areas except Asia and the Pacific region.

     ACQUISITION OF TRANS GLOBAL. On March 23, 2000 pursuant to an Agreement and Plan of Merger (the "Trans Global Merger Agreement") entered into on December 16, 1999, a wholly owned subsidiary of eGlobe merged with and into Trans Global, with Trans Global continuing as the surviving corporation and becoming a wholly owned subsidiary of eGlobe (the "Merger"). As part of the Merger, the outstanding shares of Trans Global common stock were exchanged for 40,000,000 shares of eGlobe common stock.

     The Merger was accounted for as a pooling of interests. We will restate, retroactively at the effective time of the Merger, our consolidated financial statements to include the assets, liabilities, stockholders' equity and results of operations of Trans Global, as if the companies had been combined at the first date covered by the combined financial statements.

     Pursuant to the Trans Global Merger Agreement, eGlobe has withheld and deposited into escrow 2,000,000 shares of the 40,000,000 shares of eGlobe common stock issued to Trans Global stockholders in the Merger. These escrowed shares will cover the indemnification obligations of the Trans Global stockholders under the Trans Global Merger Agreement. Further, pursuant to the Trans Global Merger Agreement, eGlobe has deposited an additional 2,000,000 shares of its common stock into escrow to cover its indemnification obligations under the Trans Global Merger Agreement.

     Promptly after the Merger closed, we appointed Arnold S. Gumowitz (Trans Global's Chairman), Gary S. Gumowitz (Trans Global's President) and John W. Hughes (Trans Global's General Counsel) to our board of directors. We have also agreed to use our best reasonable efforts to appoint Arnold Gumowitz to serve on the executive committee. In addition, Arnold S. Gumowitz became Co-Chairman of eGlobe, Gary Gumowitz was appointed President of eGlobe Development Corp., a wholly owned subsidiary of eGlobe and John W. Hughes became a Senior Vice President and General Counsel.

     There can be no assurance that Trans Global will be successfully integrated with the rest of the eGlobe organization, as discussed under the caption "Risk Factors - We may not effectively manage Trans Global and we may not successfully integrate the business of Trans Global into our organization."

EMPLOYEES

     As of March 24, 2000, we employed three hundred and sixteen (316) employees, as follows: seventy-nine (79) in Denver, Colorado, two (2) in Tarrytown, New York, nine (9) in Washington, D.C., twenty-eight (28) in Reston, Virginia; eight (8) in Atlanta, Georgia, fourteen (14) in Seattle, Washington, thirty-three (33) in San Jose and Los Angeles, California, fifty-nine (59) in Kansas City, Missouri, and Minneapolis, Minnesota, three (3) in Miami, Florida, two (2) in Raleigh, North Carolina, thirty-eight (38) in New York, New York, one
(1) in Nyon, Switzerland, seven (7) in Silkeborg, Denmark, ten (10) in Hong Kong, fifteen (15) in Taipei, Taiwan, two (2) in Singapore, one (1) in Brussels, Belgium, four (4) in Godalming, United Kingdom and one (1) in Limassol, Cyprus. We also engage a consultant to manage our office in Cairo and a consultant in our London office. We are not subject to any collective bargaining agreement and believe that our relationships with our employees are good. Geographic business segment information for the year ended December 31, 1999 can be found in Note 12 to the Consolidated Financial Statements.

                                  RISK FACTORS

     We caution you that our performance is subject to risks and uncertainties. There are a variety of important factors like those that follow that may cause our future results to differ materially from those projected in any of our forward-looking statements made in this Annual Report on Form 10-K or otherwise.

     WE HAVE INCURRED SIGNIFICANT LOSSES AND WE MAY NOT BE ABLE TO BECOME PROFITABLE IN THE FUTURE.

     LOSSES. We incurred a net loss of $51.5 million for the year ended December 31, 1999 and a net loss of $7.1 million for the nine months ended December 31, 1998, of which $25.7 million and $5.6 million, respectively, is primarily due to increased costs and expenses related to growth, acquisition costs and other non-cash charges. We continue to incur operating losses and are likely to report net losses for the next year, due in part to large non-cash charges for goodwill and other intangibles amortization and amortization of the value of warrants associated with financings, as discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     ABILITY TO BECOME PROFITABLE. Our ability to achieve profitability and positive cash flow depends upon many factors, including our ability to increase revenue while maintaining or reducing costs. A variety of factors, both external and internal, may keep us from succeeding in increasing or maintaining revenue or achieving or sustaining economies of scale and positive cash flow in the future, and our failure to do so could prevent or delay us from becoming profitable. If we do not become profitable in the future, the value of our shares could fall and we could have difficulty obtaining funds to continue our operations.

     WE COULD BE REQUIRED TO CUT BACK OUR OPERATIONS IF WE ARE UNABLE TO OBTAIN NEEDED FUNDING.

     We estimate we will need to raise up to $66.0 million to have sufficient working capital to run our business, acquire assets and technology, repay indebtedness primarily incurred in connection with acquisitions, upgrade our facilities, develop new services, continue to fund certain anticipated operating losses and meet the cash obligations through the end of 2000. To the extent that we spend more on acquisitions or service development, our need for additional financing will increase. Should we be unsuccessful in our efforts to raise additional capital, we will be required to curtail our expansion plans or we may be required to cut back or stop operations. There can be no assurance that we will raise additional capital or generate funds from operations sufficient to meet our obligations and planned requirements.

     WE HAVE BEEN, AND WILL CONTINUE TO BE, SUBJECT TO LARGE AND NON-CASH ACCOUNTING CHARGES.

     During the twelve months ended December 31, 1999, and nine months ended December 31, 1998, we recorded significant charges totaling $25.7 million and $5.6 million respectively; resulting from allowance for doubtful accounts increase of $2.4 million and $0.8, amortization of goodwill and other intangibles primarily related to acquisitions of $7.1 million and $0.2 million, deferred compensation to employees of acquired companies of $1.6 million and $0.4 million, depreciation and amortization of $5.1 million and $2.1 million, amortization of debt discounts of $5.2 million and $0.3 million, settlements costs of $0.0 million and $1.0 million, proxy-related litigation settlement costs of $0.0 million and $0.1 million, loss on early retirement of debt of $1.9 million and $0.0 million and interest expense, net of the amortization of debt discounts related to debt, of $2.4 million and $0.7 million.

     WE MAY NOT EFFECTIVELY MANAGE TRANS GLOBAL AND WE MAY NOT SUCCESSFULLY INTEGRATE THE BUSINESS OF TRANS GLOBAL INTO OUR ORGANIZATION.

     Managing Trans Global as part of our organization is critical to the potentially beneficial impact of our recently completed acquisition. Trans Global's business could decrease or stagnate if we do not effectively manage Trans Global as an integral part of our organization. We may have difficulty integrating Trans Global, assimilating the new employees and implementing reporting, monitoring and forecasting procedures. In addition, the continuing integration of Trans Global may divert management attention from our existing businesses and may result in additional administrative expense.

     WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES INTO OUR OPERATIONS, WHICH COULD SLOW OUR GROWTH.

     Since December 1998, we have completed nine acquisitions or joint ventures. Completed acquisitions and joint ventures include:

     o IDX, a voice over Internet protocol company, in December 1998;

     o UCI, a calling card services company in Greece, in December 1998;

     o Telekey, a card based provider of enhanced communications services, in February 1999;

     o the assets of Connectsoft, a developer of unified messaging software, in June 1999;

     o Swiftcall, the owner of a network operating center, in July 1999;

     o iGlobe, a supplier of Internet protocol services, particularly voice over Internet protocol in the Latin American market effective on August 1, 1999 and closing on October 14, 1999;

     o a joint venture to operate ORS, a transaction support services and call center, with Outsourced Automated Services and Integrated Solutions, in September 1999;

     o Coast,   a  provider of  enhanced  long-distance  interactive  voice  and
       Internet services, in December 1999; and

     o Trans Global,  a provider of long distance  telephone  service,  in March
       2000.

     As a result of these acquisitions and joint venture we added 163 employees and 13 operating locations. This does not include call center representatives leased under a services contract for ORS who are neither employees of eGlobe or ORS. We may have difficulty integrating these companies, assimilating the new employees and implementing reporting, monitoring and forecasting procedures. In addition, the continuing integration of these companies may divert management attention from our existing businesses and may result in additional administrative expense. We acquired these companies subject to a variety of existing obligations. Moreover, in our due diligence investigation of these companies, we may not have discovered all matters of a material nature relating to these companies and their businesses.

     WE DEPEND ON THE COMPANIES WE ACQUIRE TO EXPAND OUR MARKETS, OPERATIONS, NETWORKS AND SERVICES.

     As part of our business strategy, we will continue to evaluate strategic acquisitions of businesses and to pursue joint ventures principally relating to our current operations. These transactions commonly involve certain risks, including, among others, that:

     o we  may  experience   difficulty  in  assimilating  acquired  operations,
       services, products and personnel, which may slow our revenue growth;

     o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures and policies; and

     o we may not be able to locate or acquire appropriate companies at attractive prices.

     Expected benefits from future acquisitions may not be realized, revenues of acquired companies may be lower than expected, and operating costs or customer loss and business disruption may be greater than expected.

     Additional acquisitions may require additional capital resources. We may not have timely access to additional financing sources on acceptable terms. If we do not, we may not be able to expand our markets, operations, facilities, network and services through acquisitions as we intend.

     WE MAY HAVE TO LOWER PRICES OR SPEND MORE MONEY TO COMPETE EFFECTIVELY AGAINST COMPANIES WITH GREATER RESOURCES THAN US, WHICH COULD RESULT IN LOWER REVENUES.

     Our industry is intensely competitive and rapidly evolving. The communications industry is dominated by companies much larger than us, with much greater name recognition, larger customer bases and financial, personnel, marketing, engineering, technical and other resources substantially greater than ours. To the extent that these companies offer services similar to and priced competitively with our services, there likely would be a negative effect on our pricing which would result in lower revenues. In addition, several other companies have offered or have announced intentions to offer enhanced communications services similar to certain of the enhanced services we plan to offer. To the extent that such entities are successful in offering superior services or introducing credible service offerings before we do, we likely would be adversely affected and such effects could be material. We expect new types of products and services not yet announced or available in the marketplace to be developed and introduced which will compete with the services we offer today and plan to offer.

     RAPID TECHNOLOGICAL AND MARKET CHANGES CREATE SIGNIFICANT RISKS FOR US.

     Communications technology is changing rapidly. These changes influence the demand for our services. We need to be able to anticipate these changes and to develop new and enhanced products and services quickly enough for the changing market. We, like others in our industry, believe it will be necessary to offer a suite of enhanced business communications services, and that those companies which do not offer acceptable services in a timely manner will not be able to compete successfully. We may not be able to keep up with rapid technological and market changes and we may not be able to offer acceptable new services in a timely manner to be able to compete successfully. In addition, others may develop services or technologies that will render our services or technology noncompetitive or obsolete.

     IF  WE  FAIL  TO  CREATE  AND   MAINTAIN   STRATEGIC   RELATIONSHIPS   WITH
INTERNATIONAL CARRIERS, OUR REVENUES WILL DECLINE.

     Relations with international carriers enable us to offer additional services that we cannot offer on our own and to offer our services to a larger customer base than we could otherwise reach through our direct marketing efforts. We believe international relationships and alliances are important and that such relationships will be even more important as providers add new services. Our success depends in part on our ability to maintain and develop such relationships, the quality of these relationships and the ability of these strategic partners to market services effectively. Our failure to maintain and develop such relationships or our strategic partners' failure to market our services successfully could lower our sales, delay product launches and hinder our growth plans.

     WE RELY ON IP VOICE TELEPHONY, THE REGULATION OF WHICH IS CHANGING AND UNCERTAIN AND MAY NEGATIVELY AFFECT OUR BUSINESS.

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

     If governments prohibit or regulate IP telephony we could be subject to a variety of regulatory requirements or penalties, including without limitation, orders to cease operations or to limit future operations, loss of licenses or of license opportunities, fines, seizure of equipment and, in some jurisdictions, criminal prosecution. The revenue and/or profit generated from IP telephony may have become a significant portion of our overall revenue and/or profit at the time IP telephony is regulated and/or curtailed. Any of the developments described above could have a material adverse effect on our business, operating results and financial condition.

     DURING 1999 WE HAVE SIGNIFICANTLY INCREASED OUR OUTSTANDING SHARES OF CAPITAL STOCK AND YOU LIKELY WILL SUFFER FURTHER DILUTION.

     Since December 1998, we issued 15 separate series of convertible preferred stock, eight of which remain outstanding. We also granted warrants to providers of bridge loans, the former IDX stockholders, investors in various financings and the lender in a $20 million debt placement. As a result, the number of shares of common stock on a fully-diluted basis has increased from 17.8 million shares as of November 1, 1998 to 111.6 million shares as of April 3, 2000. These figures exclude employee and director options and assume conversion of all preferred stock and convertible debt, exercise of all options and warrants and achievement of all earnout provisions related to acquisitions by companies acquired as of February 1, 2000. This has resulted in a significant reduction in the respective percentage interests of eGlobe and voting power held by our stockholders other than those purchasing additional stock in the recent financings. We expect to issue additional shares of capital stock in connection with further financings, acquisitions and joint ventures.

     THE CONVERSION OF OUTSTANDING PREFERRED STOCK MAY HAVE A SIGNIFICANT NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

     Each class of preferred stock we have issued is convertible into shares of our common stock. The conversion prices at which the preferred stock converts into common stock may adjust below the market price of our common stock in some circumstances. The conversion price may adjust if we sell common stock or securities convertible into common stock for less than the conversion price. To the extent the preferred stockholders convert and then sell their common stock, the common stock price may decrease due to the additional shares in the market.

     The conversion of the convertible preferred stock may result in substantial dilution to the interests of other holders of common stock since each holder of convertible preferred stock may ultimately convert and sell the full amount issuable on conversion.

     WE HAVE ONLY LIMITED PROTECTION OF PROPRIETARY RIGHTS AND TECHNOLOGY.

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

     WE ARE EXPOSED TO RISKS OF INFRINGEMENT CLAIMS.

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

     OUR OPERATING PLATFORMS AND SYSTEMS MAY FAIL OR BE CHANGED, EXPOSING OUR BUSINESS TO DOWNTIME.

     Our operations depend upon protecting and maintaining our operating platforms and central processing center against damage, technical failures, unauthorized intrusion, computer viruses, natural disasters, sabotage and similar events. We cannot ensure that an event would not cause the failure of one or more of our communications platforms or even our entire network. Such an interruption could have a material adverse effect on our business, financial condition and results of operations. In addition, customers or others may assert claims of liability against us as a result of any such interruption.

     THE LOSS OF KEY PERSONNEL COULD WEAKEN OUR TECHNICAL AND OPERATIONAL EXPERTISE, DELAY OUR INTRODUCTION OF NEW SERVICES OR ENTRY INTO NEW MARKETS AND LOWER THE QUALITY OF OUR SERVICE.

     Our success depends upon the continued efforts of our senior management team and our technical, marketing and sales personnel. We believe our continued success will depend to a significant extent upon the efforts and abilities of Christopher J. Vizas, our Co-Chairman and Chief Executive Officer (who joined us in December 1997), and other key executives. We also believe that to be successful we must hire and retain highly qualified engineering personnel. In particular, we rely on key employees to design and develop our proprietary operating platforms and related software, systems and services.

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

     OUR BUSINESS IS EXPOSED TO REGULATORY, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS.

     We conduct a significant portion of our business outside the U. S. and accordingly, derive a portion of our revenues and accrue expenses in foreign currencies. Accordingly, our results of operations may be materially affected by international events and fluctuations in foreign currencies. We do not currently employ foreign currency controls or other financial hedging instruments.

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

     OUR BUSINESS IS SUBJECT TO REGULATORY RISKS THAT MAY RESULT IN INCREASED COSTS OR AFFECT OUR ABILITY TO RUN OUR BUSINESS.

     We are subject to regulation in many jurisdictions. Our business is subject to risks that changes in regulation may increase our costs or otherwise affect our ability to run the business.

     U.S. FEDERAL REGULATION. Under current FCC policy, we are considered a non-dominant common carrier and, as a result, are subject to lesser regulation than common carriers classified as dominant. We must have an authorization from the FCC to provide international services, and must file tariffs at the FCC setting forth the terms and conditions under which we provide certain international and domestic services. We believe that these and other regulatory requirements impose a relatively minimal burden on us at the present time. However, we cannot ensure that the current U.S. regulatory environment and the present level of FCC regulation will continue, or that we will continue to be classified as non-dominant.

     OTHER GOVERNMENT REGULATION. In most countries where we operate, equipment cannot be connected to the telephone network without appropriate approvals, and therefore, we must obtain such approval to install and operate our operating platforms or other equipment. In most jurisdictions where we conduct business we rely on our local partner to obtain the requisite authority. Relying on local partners causes us to depend entirely upon the cooperation of the telephone utilities with which we have made arrangements for our authority to conduct business, as well as some of our operational and administrative requirements. Any telephone utility could cease to accommodate our requirements at any time. Depending upon the location of the telephone utility, this action could have a material adverse effect on our business and prospects. Such relationships may not continue and governmental authorities may seek to regulate our services or require us to obtain a license to conduct our business.

     OUR STOCK PRICE WILL FLUCTUATE, AND COULD DECLINE SIGNIFICANTLY AS A RESULT OF VOLATILITY IN TELECOMMUNICATIONS STOCKS.

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

     PROVISIONS IN OUR CHARTER AND BYLAWS AND IN DELAWARE LAW COULD DISCOURAGE TAKEOVER ATTEMPTS WE OPPOSE EVEN IF OUR STOCKHOLDERS MIGHT BENEFIT FROM A CHANGE IN CONTROL OF eGLOBE.

     Our restated certificate of incorporation allows our Board of Directors to issue up to ten million shares of preferred stock and to fix the rights, privileges and preferences of those shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that we may issue in the future. Any issuances of preferred stock in the future could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, our restated certificate of incorporation divides our board of directors into three classes serving staggered three year terms which may have the effect of delaying or preventing changes in control or of our management. Our certificate of incorporation also imposes an ownership limit of 30% (40% on a fully diluted basis) on stockholders except where the stockholder makes a tender offer resulting in the stockholder owning 85% or more of our outstanding common stock, or receives prior approval of our board of directors. Further, as a Delaware corporation, we are subject to section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. These provisions may discourage any attempt to obtain control of us by merger, tender offer or proxy contest or the removal of incumbent management.

ITEM 2 - PROPERTIES

     Our corporate headquarters are located in Washington, D.C. in a leased facility consisting of approximately 11,000 square feet. We also own a facility at 4260 East Evans Avenue, Denver, Colorado, consisting of approximately 14,000 square feet, which we purchased in December 1992. In addition, we lease office space for sales and operations at the following locations: New York, New York; Tarrytown, New York; London, England, Cairo, Egypt; Paris, France; Brussels, Belgium; Nyon, Switzerland; Hong Kong, H.K.; Silkeborg, Denmark; Godalming, United Kingdom; Washington, D.C.; Reston, Virginia; Atlanta, Georgia; Denver, Colorado; Miami, Florida; Los Angeles and San Jose, California; Kansas City, Missouri; Minneapolis, Minnesota; Seattle, Washington; Taipei, Taiwan; and Limassol, Cyprus. The New York, New York facility is owned by Arnold Gumowitz, our Co-Chairman of the Board, as discussed under the caption, "Certain Relationships and Related Transactions." The London facility houses a

Nokia DX220 switch. We own a Gemini STM-1 IRU between our London, England and New York, New York switching complexes. In addition, we lease cable facilities between London, England and Cairo, Egypt and between New York, New York and Los Angeles, California. We also have an office in Raleigh, North Carolina where two employees are starting up a calling card operation. We believe that our existing facilities are adequate for operations over the next year.

ITEM 3 - LEGAL PROCEEDINGS

     The following information sets forth information relating to material legal proceedings involving us and certain of our executive officers and directors. From time to time, we and our executive officers and directors become subject to litigation which is incidental to and arises in the ordinary course of business. Other than as set forth herein, there are no material pending legal proceedings involving us or our executive officers and directors.

     AMERICAN INTERNATIONAL TELEPHONE V. EXECUTIVE TELECARD, LTD. This suit was filed in July 1999 in the Supreme Court of New York, New York County and concerns a transmission vendor seeking to collect approximately $300,000. We, as successor to Executive Telecard, Ltd., have substantial counterclaims and are vigorously defending this suit.

     MCI WORLDCOM, INC. LITIGATION. In October 1999, MCI WorldCom filed suit against us in the District Court, City and County of Denver, Colorado seeking in excess of $2,500,000 pursuant to various service contracts. We dispute the amount allegedly owed based on erroneous invoices, the quality of service provided and unfair and deceptive billing practices. Moreover, we have filed a counterclaim alleging significant offsets, among other items. We will continue to vigorously defend this suit and prosecute our counterclaims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 23, 2000, we held a special meeting of stockholders (the "Special Meeting"). At the Special Meeting, our stockholders took the following actions:

1. SHARE ISSUANCE.

     Our stockholders approved the issuance of up to 40,000,000 shares of common stock, par value $0.01, to the stockholders of Trans Global in a merger under which Trans Global became our wholly owned subsidiary and the deposit of 2,000,000 shares of common stock into escrow in relation to the merger.


      FOR         AGAINST     ABSTAIN
--------------   ---------   --------
  26,447,926     251,058      27,502

2. AMENDMENT OF RESTATED CERTIFICATE OF RESTATED CERTIFICATE OF INCORPORATION.

     Our stockholders adopted an amendment to our Restated Certificate of Incorporation increasing the authorized number of shares of common stock available for issuance from 100,000,000 to 200,000,000.


      FOR         AGAINST     ABSTAIN
--------------   ---------   --------
  26,269,703     425,912      30,871

3. AMENDMENT OF EMPLOYEE STOCK OPTION AND APPRECIATION RIGHTS PLAN.

     Our stockholders adopted an amendment to our 1995 Employee Stock Option and Appreciation Rights Plan to increasing the number of shares authorized under the plan from 3,250,000 to 7,000,000.


      FOR         AGAINST     ABSTAIN
--------------   ---------   ---------
  25,876,407     744,965     105,114

4. THE RIGHT TO CONVERT.

     Our stockholders approved a proposal to allow the preferred stock issued in our recent acquisition of Coast International, Inc. to become convertible into up to 3,220,000 shares of eGlobe common stock.


      FOR         AGAINST     ABSTAIN
--------------   ---------   --------
  25,788,524     463,118     474,844

                                 eGLOBE, INC.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


A. MARKET INFORMATION

     Since September 19, 1998, except between August 17, 1999 and August 20, 1999, when our common stock was listed on the OTC Bulletin Board, our common stock traded on the Nasdaq National Market under the symbol "EGLO." Prior to this time, beginning on December 1, 1989, our common stock traded on the Nasdaq National Market under the symbol "EXTL." The following table reflects the high and low prices reported on the Nasdaq National Market for each quarter listed.


                                                                             HIGH        LOW
                                                                          ----------   -------
       Quarter Ended June 30, 1998 ....................................      4 1/4     2 1/32
       Quarter Ended September 30, 1998 ...............................     3 9/16     1 9/16
       Quarer Ended December 31, 1998 .................................      2 1/2      1 1/4
       Quarter Ended March 31, 1999 ...................................     3 5/16      1 1/2
       Quarter Ended June 30, 1999 ....................................      5 3/4      2 5/8
       Quarter Ended September 30, 1999 ...............................    3 27/32     1 9/16
       Quarter Ended December 31, 1999 ................................     4 7/16      2 3/8
       Quarter Ended March 31, 2000 ...................................     13 7/8        5

B.  RECENT SALES OF UNREGISTERED SECURITIES

     During the twelve month period ended December 31, 1999, we offered and sold the following equity securities that were not registered under the Securities
Act:

1. On January 12, 1999, we concluded a private placement of $3 million with an institutional investor pursuant to which we sold 30 shares of our Series D Preferred Stock and granted warrants to purchase (a) 112,500 shares of our common stock at an exercise price of $.01 per share and (b) 60,000 shares of our common stock at an exercise price of $1.60 per share. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

2. On January 12, 1999, we granted Gerard Klauer Mattison & Co., Inc. warrants to purchase 331,125 share of common stock as consideration for services provided.

3. On February 12, 1999, we issued 1,010,000 shares of our Series F Preferred Stock, and paid $125,000 in cash and $150,000 in promissory notes in exchange for all of the stock of Telekey. In addition, we agreed to issue at least 505,000 and up to 1,010,000 shares of our Series F Preferred Stock two years later, subject to Telekey's meeting certain revenue and EBITDA tests.

4. On February 16, 1999, we concluded a private placement of $5 million with EXTL Investors pursuant to which we sold 50 shares of our Series E Preferred Stock and granted warrants to purchase (a) 723,000 shares of our common stock at an exercise price of $2.125 per share and (b) 277,000 shares of our common stock at an exercise price of $.01 per share. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

5. On March 23, 1999, we issued 431,729 shares of our common stock and granted warrants to purchase 43,173 shares of our common stock at an exercise price of $.01 per share to the former IDX stockholders in payment of the first convertible subordinated promissory note in the original principal amount of $1,000,000 issued in connection with our acquisition of IDX.

6. On March 31, 1999, we issued 125,000 shares of our common stock and granted warrants to purchase (a) 40,000 shares of our common stock at an exercise price of $1.00 per share and (b) 40,000 shares of our common stock at an exercise price of $1.60 per share to an existing stockholder in payment of a promissory note in the original principal amount of $200,000.

7. In April 1999, we granted warrants to purchase 1,500,000 shares (1,000,000 of which have expired) of our common stock at an exercise price of $.01 per share to EXTL Investors LLC in connection with a $7 million loan to our wholly owned subsidiary, eGlobe Financing Corporation.

8. In May 1999, we concluded a private placement of $2 million with an institutional investor pursuant to which we sold 20 shares of our Series D Preferred Stock and granted warrants to purchase (a) 75,000 shares of our common stock at an exercise price of $.01 per share, (b) 40,000 shares of our common stock at an exercise price of $1.60 per share and (c) 76,923 shares of our common stock at an exercise price of $.01 per share. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

9. On June 2, 1999, we granted Gerard Klauer Mattison & Co., Inc. warrants to purchase 85,470 shares of common stock as consideration for services provided.

10. On June 17, 1999, we issued one share of Series G Preferred Stock as part of the consideration for certain assets of Connectsoft Communications Corporation and Connectsoft Holding Corp. Such security subsequently has been exchanged for a different security.

11. In July 1999, we issued 140,599 shares of our common stock to the former IDX preferred stockholders in payment of the convertible subordinated promissory note in the original principal amount of $418,024 plus accrued interest issued in connection with our acquisition of IDX.

12. In July 1999, we issued (a) 500,000 shares of Series H Preferred Stock in exchange for 500,000 shares of Series B Preferred Stock, (b) new warrants to purchase up to 1,250,000 (subsequently renegotiated to 1,087,500) shares of common stock in exchange for the IDX Warrants, and (c) 400,000 shares of Series I Preferred Stock in exchange for $4.0 million in interest bearing convertible subordinated promissory notes.

13. In June 1999, we issued 54,473 shares of our common stock to Fleming Fogtmann in connection with the settlement of certain claims.

14. On August 25, 1999, we concluded a private sale of $250,000 with an existing stockholder, Seymour Gordon, pursuant to which we sold 160,257 shares of our common stock and granted warrants to purchase 60,000 shares of our common stock at an exercise price of $1.00 per share. We used the proceeds of such private sale for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

15. On August 30, 1999, we issued (a) 416,595 shares of our common stock to Gerard Klauer Mattison & Co., Inc. upon its exercise of warrants granted in January 1999 and June 1999 and (b) 100,000 shares of our common stock to Vintage Products, Ltd. upon its exercise of warrants granted in January 1999 and June 1999. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

16. In August 1999, we issued 30 shares of Series K Preferred Stock to American United Global, Inc. in exchange for its holding of 1 share of our Series G Preferred Stock.

17. On September 9, 1999, we issued 151,923 shares of our common stock to Vintage Products, Ltd. upon its exercise of warrants granted in January 1999 and June 1999. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

18. On September 3, 1999, we issued an aggregate of 500,000 shares of our common stock to Julie, Jeffrey, James, Jami and Janet Jensen upon their exercise of warrants granted to EXTL Investors on April 9, 1999. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

19. On September 20, 1999, as a contribution to eGlobe/Oasis LLC, we issued (a) 1,500,000 shares of our common stock and (b) warrants to purchase an indefinite number of shares of common stock, subject to ORS meeting certain revenue and EBITDA tests.

20. On October 14, 1999, we issued 1 share of our Series M Preferred Stock to Highpoint, and assumed $2.8 million of liabilities in exchange for all of the stock of iGlobe.

21. On October 15, 1999, we closed a private placement of $1.9 million with various accredited investors pursuant to which we issued 1,895 shares of our Series N Preferred Stock and granted warrants to purchase (a) 46,588 shares of our common stock at an exercise price of $3 per share and (b) 172,460 shares of our common stock at an exercise price of $5 per share. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

22. On October 15, 1999, we issued an aggregate of 25,778 shares of our common stock to David Skriloff and Simon Strauss upon their conversion of shares of Series N Preferred Stock issued to them on October 15, 1999. We used the proceeds of such conversion for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

23. In November of 1999 we issued 40 shares of our Series J Preferred Stock to EXTL Investors as prepayment of $4.0 million of senior secured notes.

24. On November 24, 1999, we closed a private placement of $750,000 with Empire CM and Empire CP pursuant to which we issued 750 shares of our Series N Preferred Stock and granted warrants to purchase 82,831 shares of our common stock at an exercise price of $5 per share. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

25. On November 26, 1999, we issued an aggregate of 276,090 shares of our common stock to Empire CM and Empire CP upon their conversion of shares of Series N Preferred Stock issued to them on November 24, 1999.

26. On December 3, 1999, we issued 16,100 shares of our Series O Preferred Stock and 882,904 shares of our common stock to the former stockholder of Coast in exchange for all of the stock of Coast.

27. On December 10, 1999, we closed a private placement of $25,000 pursuant to which we issued 25 shares of our Series N Preferred Stock and granted warrants to purchase 2,761 shares of common stock at an exercise price of $5 per share.

28. In January 2000 we closed a private placement of $525,000 pursuant to which we issued 525 shares of our Series N Preferred Stock and granted warrants to purchase 46,618 shares of common stock at an exercise price of $7.50 per share. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course.

29. On December 12, 1999, we issued 526,063 shares of our common stock to Swiftcall Holding (USA), Ltd., the former stockholder of Swiftcall, as payment of the first purchase price installment under the Swiftcall purchase agreement.

30. On December 16, 1999, we issued 430,128 shares of our common stock to various members of our senior management team upon exercise of options. These employees issued notes receivable to us for the exercise of the options.

31. On December 29, 1999, we issued 1,087,500 shares of our common stock to Vintage Products, Ltd. upon its conversion of shares of Series D Preferred Stock.

32. On January 3, 2000, we issued an aggregate of 1,209,584 shares of our common stock to the former stockholders of Telekey upon their conversion of shares of Series F Preferred Stock.

33. On January 12, 2000, we issued 500,000 shares of our common stock to IDT Corporation upon its exercise of warrants granted in connection with its $7,500,000 loan in February 1998. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

34. On January 13, 2000, we issued 150,726 shares of our common stock to various accredited investors upon their conversion of shares of Series N Preferred Stock.

35. On January 14, 2000, we issued 1,087,500 shares of our common stock to Vintage Products upon its conversion of shares of Series D Preferred Stock.

36. On January 19, 2000, we issued 1,450,000 shares of our common stock to Vintage Products upon its conversion of shares of Series D Preferred Stock.

37. On January 26, 2000, we issued 390,302 shares of our common stock to various accredited investors upon their conversion of shares of Series N Preferred Stock.

38. On January 28, 2000, we issued 15,000 shares of our Series P Preferred Stock and warrants to purchase 375,000 shares of our common stock to RGC
    International Investors LDC. We used the proceeds of such offering for working capital purposes and integration of Trans Global.

39. On January 31, 2000, we issued 2,352,941 shares of common stock to EXTL Investors upon the automatic conversion of the Series E Preferred Stock.

40. On January 31, 2000, we issued 3,262,500 shares of our common stock to the former IDX stockholders upon the automatic conversion of the Series H Preferred Stock.

41. On January 31, 2000, we issued 1,923,077 shares of our common stock to American United Global, Inc. upon the automatic conversion of the Series K Preferred Stock.

42. On January 31, 2000, we issued 2,564,102 shares of common stock to EXTL Investors upon the automatic conversion of the Series J Preferred Stock.

43. On February 14, 2000, we issued 166,304 shares of common stock upon conversion of the Series I Preferred Stock.

44. On March 17, 2000, we issued 4,000 shares of our Series Q Preferred Stock and warrants to purchase 150,000 shares of our common stock to RGC
    International Investors LDC. We used the proceeds of such offering for working capital purposes.

45. On March 23, 2000, we issued 40,000,000 shares of our common stock to the stockholders of Trans Global in exchange for all of the outstanding stock of Trans Global, 2,000,000 of which were placed in escrow. We issued another 2,000,000 shares that were placed in escrow in connection with the same transaction.

     Each issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) or Regulation S of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with eGlobe, to information about us.

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

C. HOLDERS

     The approximate number of holders of our common stock as of March 24, 2000 was in excess of 17,000 record and beneficial owners.

D. DIVIDENDS

     We have not paid or declared any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the near future. We declared a ten percent (10%) common stock split, effected in the form of a stock dividend, on June 30, 1995 and distributed it on August 25, 1995 to stockholders of record as of August 10, 1995. On May 21, 1996, we declared another ten percent (10%) stock split, effected in the form of a stock dividend. Stockholders of record as of June 14, 1996 received the dividend on August 5, 1996.

     Our payment of cash dividends is currently restricted under the terms of our debt facility with EXTL Investors and our ability to pay dividends to holders of our common stock is restricted under the terms of the Series M Preferred Stock, the Series O Preferred Stock, the Series P Preferred Stock and the Series Q Preferred Stock. Each of these series of our convertible preferred stock accrues dividends. In all cases, the dividends accrue until declared and paid by us. No dividends may be granted on common stock or any preferred stock ranking junior to any senior preferred stock until all accrued but unpaid dividends on the senior preferred stock are paid in full.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following is a summary of selected consolidated financial data for the periods ended as of the dates indicated. Effective with the period ended December 31, 1998, we converted to a December 31 fiscal year end. Therefore, the historical period ended December 31, 1998 represents a nine-month period as compared to the twelve-month fiscal years ended December 31, 1999 and March 31, 1998, 1997 and 1996.

     The following financial information should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and the related Notes, and the "Management's Discussion and Analysis of the Financial Condition and Results of Operations" section appearing elsewhere in this annual report on Form 10-K.


                                               FOR THE YEAR    FOR THE NINE
                                                   ENDED       MONTHS ENDED
                                               DECEMBER 31,    DECEMBER 31,           FOR THE YEARS ENDED MARCH 31,
                                             ---------------- -------------- ------------------------------------------------
                                                  1999(1)         1998(2)          1998            1997            1996
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:

Net Revenues ...............................  $  42,002,000    $ 22,491,000   $  33,123,000    $ 33,994,000    $ 30,298,000
Income (Loss) from Operations ..............    (41,955,000)     (5,939,000)     (5,701,000)      2,423,000       3,098,000
Other Income (Expense) .....................     (7,612,000)     (1,151,000)     (5,949,000)     (1,401,000)         70,000
Net Income (Loss) Before Extraordinary Item.    (49,567,000)     (7,090,000)    (13,290,000)        774,000       2,853,000
Loss on Early Retirement of Debt ...........     (1,901,000)             --              --              --              --
Net Income (Loss) ..........................    (51,468,000)     (7,090,000)    (13,290,000)        774,000       2,853,000
Preferred Stock Dividends ..................    (11,930,000)             --              --              --              --
Net Income (Loss) Attributable to
 Common Stockholders .......................    (63,398,000)     (7,090,000)    (13,290,000)        774,000       2,853,000
Weighted Average Shares Outstanding
 Basic .....................................     20,611,000      17,737,000      17,082,000      15,861,000      15,850,000
 Diluted ...................................     20,611,000      17,737,000      17,082,000      16,159,000      15,850,000
Net Earnings (Loss) per Common Share (Basic
 and Diluted);(3)(4)
 Net Earnings (Loss) Before
  Extraordinary Item .......................  $       (2.99)   $      (0.40)  $       (0.78)   $       0.05    $       0.18
 Loss on Early Retirement of Debt ..........  $       (0.09)   $         --   $          --    $         --    $         --
 Net Earnings (Loss) Per Share .............  $       (3.08)   $      (0.40)  $       (0.78)   $       0.05    $       0.18


                                                AS OF            AS OF
                                            DECEMBER 31,     DECEMBER 31,                   AS OF MARCH 31,
                                           --------------   --------------   ---------------------------------------------
                                               1999(1)          1998(2)           1998            1997            1996
                                           --------------   --------------   -------------   -------------   -------------
CONSOLIDATED BALANCE SHEET
 DATA:

Cash and Cash Equivalents ..............    $ 1,093,000      $ 1,508,000      $ 2,391,000     $ 2,172,000     $   950,000
Total Assets ...........................     86,615,000       36,388,000       22,900,000      23,680,000      16,732,000
Long-Term Obligations ..................     11,830,000        1,237,000        7,736,000       9,738,000       2,151,000
Total Liabilities, Minority Interest and
 Redeemable Common Stock ...............     58,140,000       31,045,000       15,780,000      15,720,000       9,692,000
Total Stockholders' Equity .............     28,475,000        5,343,000        7,120,000       7,960,000       7,040,000

------------------
(1) Includes the results of operations from the date of acquisition for the February 12, 1999 acquisition of Telekey, the June 17, 1999 acquisition of Connectsoft, the August 1, 1999 effective acquisition of iGlobe, the September 20, 1999 acquisition of ORS and the December 2, 1999 acquisition of Coast.

(2) Includes the results of operations from the date of acquisition for the December 2, 1998 acquisition of IDX and the December 31, 1998 acquisition of UCI.

(3) Based on the weighted average number of shares outstanding during the period. Basic and diluted earnings (loss) per common share is the same for all periods presented.

(4) The weighted average number of shares outstanding during the periods has been adjusted to reflect a ten percent (10%) stock split, effected in the form of stock dividends and distributed August 5, 1996.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

GENERAL

     During 1998 and 1999 we have restructured and refocused our business and implemented a new, broader services strategy. A fundamental part of that strategy has been to actively acquire companies which add new services and technology to assist us in achieving our goal of becoming a premier outsource provider of applications that globally connect the telephone to the Internet. Most of the services and technologies needed to achieve our goal were acquired through acquisitions. As a result of our restructuring and our acquisitions, we believe that we are reaching our goal and can now offer services such as
Internet protocol transmission services, telephone portal services and unified messaging services. We provide our global outsourced services primarily to national or former national telecommunications companies, to competitive telephone companies in liberalized markets and to Internet service providers.

     Beginning in December 1998 and throughout 1999, we completed eight acquisitions. The following highlights significant business events for us primarily as a result of these acquisitions.

   o In 1998 and 1999, we extended our global technology platforms to enable us to offer multiple products that allow the customer to utilize the Internet through a telephone, including IP voice and fax capabilities and unified messaging products and services.

   o In 1998, we made two principal investments in technology to allow us to achieve our vision - the acquisition of IDX for our underlying voice over the Internet technology and the investment in a technology license for our unified messaging service (see discussion of Connectsoft below).

   o We changed our year-end to a calendar year-end, beginning with the nine month period ended December 31, 1998.

   o To gain greater control over the development of the technology, we acquired a unified messaging technology company, Connectsoft Communications (now
     Vogo) in mid-1999.

   o In 1999, we acquired companies that added a network operating center, switches and call center operations needed to expand our business and to offer the highest quality services to our customers.

   o We acquired a specialty calling card business in early 1999.

   o We acquired operations in late 1999 that allowed us to expand our voice over Internet protocol operations into Latin American. We acquired satellite transponder space, uplink and downlink facilities and key relationships with several major carriers within Latin America.

   o We signed a definitive purchase agreement for an acquisition that closed at the end of March 2000 and provided us with significant network, revenues, key relationships within the Caribbean and the Middle East and a number of new members of our senior management team.

     Prior to January 1999, we had one business segment, Card Services. As a result of the above acquisitions, we have added several new segments: Network Services, Enhanced Services, Customer Care, Retail Services and have rolled Card Services into Enhanced Services. We are reporting these as business segments for 1999. Network Services includes our IP voice and fax capabilities and our toll free services. Enhanced Services consists of global IP-based enhanced services including, unified messaging, telephone portal, our clearing and settlement services and our combined IVR (Interactive Voice Response) and IDR (Interactive Data Response) services and our legacy global card services enhancement business. Customer Care consists of our state-of-the-art calling center for eGlobe services and other customers, including customer care for a number of e-commerce companies. Retail Services primarily consists of our domestic long-distance and Internet service provider business acquired as part of the Coast acquisition.

     Our first acquisitions occurred in December of 1998, and our legacy domestic long-distance business had minimal activity in 1998. Therefore only one business segment, Card Services, was reported prior to 1999.

     The extensive acquisition activity, the addition of new lines of business, the organic growth of these new lines, the change in year-end, the change in revenue and expense mix and the raising of new financing discussed below and rate changes have caused our financial information to no longer be comparable to the prior periods. The following table lists the acquisitions in chronological order, by acquisition date. This table also identifies the acquisition with a segment or segments and provides revenue comparisons for the year ended December 31, 1999 as compared to the nine-month period ended December 31, 1998 and to the year ended March 31, 1998.


                                                                                   REVENUE

                                                                 -------------------------------------------
                                                                                    FOR THE
                                                                  FOR THE YEAR    NINE MONTHS   FOR THE YEAR
                                                                      ENDED          ENDED         ENDED
          (IN THOUSANDS)              DATE OF        BUSINESS     DECEMBER 31,   DECEMBER 31,    MARCH 31,
         ACQUIRED COMPANY           ACQUISITION      SEGMENT          1999           1998           1998
---------------------------------- ------------- --------------- -------------- -------------- -------------
eGlobe -- Card Services ..........     Legacy        Enhanced        $16,840        $21,360       $31,819
Executive TeleCard, Inc.               Legacy         Retail             394            553         1,304
 (TeleCall) ......................
IDX International, Inc. ..........    Dec.-98        Network          15,690            578            --
UCI ..............................    Dec.-98        Enhanced             --             --            --
Telekey, Inc. ....................    Feb.-99        Enhanced          2,968             --            --
Connectsoft (Vogo) ...............    June-99        Enhanced            125             --            --
Swiftcall ........................    July-99        Network              --             --            --
iGlobe, Inc. .....................   August-99       Network           3,608             --            --
Oasis Reservations Services           Sept.-99    Customer Care        1,637             --            --
 (ORS) ...........................
Interactive Media Works               Dec.-99        Enhanced            133             --            --
 (IMW) ...........................
Coast International, Inc .........    Dec.-99         Retail             607             --            --
                                                                     -------        -------       -------
Total Revenue for the period .....                                   $42,002        $22,491       $33,123



          (IN THOUSANDS)
         ACQUIRED COMPANY                   DESCRIPTION OF SERVICES
---------------------------------- ----------------------------------------
eGlobe -- Card Services .......... Pre Paid and Global Post Paid Card
                                    Services

Executive TeleCard, Inc.           Domestic long-distance services
 (TeleCall) ......................
IDX International, Inc. .......... Internet protocol
                                   transmission services
UCI .............................. Development stage company in
                                   Mediterranean region

Telekey, Inc. .................... Specialty calling card services
Connectsoft (Vogo) ............... Global unified messaging, telephone portal services and a
                                   technology license for unified
                                   messaging technology
Swiftcall ........................ Network operating center
iGlobe, Inc. ..................... Latin American Internet protocol transmission operations
Oasis Reservations Services        Support services and call center
 (ORS) ...........................
Interactive Media Works            Interactive voice and Internet services
 (IMW) ...........................
Coast International, Inc ......... Enhanced long-distance services
Total Revenue for the period .....

     For a detailed discussion of each acquisition and segment information, see Notes 4 and 12 to the Consolidated Financial Statements.

     In addition to the eight acquisitions completed in 1999 and 1998, we also completed several debt and equity financings during 1999 from which we received approximately $35.4 million in gross proceeds. In addition we received approximately $1.0 million from the exercise of options and warrants and stock purchases. These proceeds, which total approximately $36.4 million were used to pay off debt, further invest in the growth of the businesses, pay down outstanding liabilities and provide other support for ongoing operations. See further discussion of the various debt financings in Note 5, "Notes Payable and Long-Term Debt" and Note 7, "Related Party Transactions" to the Consolidated Financial Statements. For further discussion of the various equity financings, the exercise of warrants and the purchase of the common stock by an existing investor, see Note 10, "Stockholders' Equity" to the Consolidated Financial Statements. In January 2000, we completed a $15.0 million equity financing with Rose Glen and in March 2000 we completed $4 million of an additional $10 million in equity financing from Rose Glen. We have received $19.0 million of the total financing. The balance will be made available upon the registration of the underlying stock. See Note 16, "Subsequent Events" to the Consolidated Financial Statements.

OVERVIEW

     We incurred a net loss of $51.5 million, $7.1 million and $13.3 million for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively, of which $25.7 million, $5.6 million and $15.0 is attributable to the following charges to income:


                                                                                                (NINE MONTHS)
                                                                               DECEMBER 31,     DECEMBER 31,     MARCH 31,
                                                                                   1999             1998           1998
                                                                              --------------   --------------   ----------
Additional allowance for doubtful accounts ................................      $   2.4          $   0.8        $   1.4
Amortization of goodwill and other intangibles (primarily related to
 acquisitions) ............................................................          7.1              0.2            0.2
Deferred compensation to employees of acquired companies ..................          1.6              0.4             --
Depreciation and amortization .............................................          5.1              2.1            2.6
Interest expense net of the amortization of debt discounts related to debt           2.4              0.7            1.2
Amortization of debt discounts ............................................          5.2              0.3            0.5
Loss on early retirement of debt ..........................................          1.9               --             --
Settlement costs ..........................................................           --              1.0             --
Proxy-related litigation settlement costs .................................           --              0.1            3.9
Corporate realignment costs ...............................................           --               --            3.1
Additional provision for income taxes .....................................           --               --            1.5
Other items ...............................................................           --               --            0.6
                                                                                 -------          -------        -------
  Total ...................................................................      $  25.7          $   5.6        $  15.0
                                                                                 =======          =======        =======

     After deducting these items, the loss for the year ended December 31, 1999 was $25.8 million, compared to the loss of $1.5 million for the nine months ended December 31, 1998, and net income of $1.7 million for the year ended March 31, 1998.

     The principal factors for the losses incurred for the year ended December 31, 1999 are: (1) the incurrence of upfront costs to build out capacity to meet our anticipated growth relating primarily to the traffic that will result from the Trans Global acquisition, (2) the costs of integrating our acquisitions, (3) headcount increases, and (4) legal and administrative charges principally incurred to support the acquisition operations.

     REVENUE

     During 1999, 48% of our revenue was generated from Enhanced Services and 46% from Network Services. The predominant contributors to revenue for 1999 were card enhancement services in Enhanced Services and voice over Internet protocol transport services in Network Services. Most of our Enhanced Services revenue is generated principally from providing various card services to customers under contracted terms who are charged on a per call basis. Certain new offerings such as unified messaging and telephone portal and the interactive voice and Internet protocol services often have monthly subscriber charges in addition to per transaction charges. The transaction charge for service is on a per call basis, determined primarily by minutes of use and originating and terminating points of call. The charging structure for Network Services is substantially similar to that of card services. However, some contracts call for monthly minimums to be paid for the monthly services to be provided. In prior years we also generated revenue from other sources, generally sales of billing and platform systems and non-recurring special projects.

     As of year-end, December 31, 1999, Network Services and Enhanced Services have generated equal amounts of revenue. However, the card enhancement services element of the Enhanced Services segment has declined while the unified messaging and telephone portal services have begun to realize initial revenues to offset this decline and other Enhanced Services contributions.

     COSTS

     The principal component of the cost of revenue is transmission costs. We continue to pursue strategies for reducing costs of transmissions. These strategies include purchasing underlying capacity, increasing minutes to generate economies of scale, establishing partnering arrangements with various carriers, negotiating more cost-effective agreements with other carriers and routing traffic to the lowest-cost, highest quality providers. Also in fiscal year 1999 and thereafter, the strategy includes cost effective provisioning of our own IP trunks.

     Other components of operating costs are selling and administrative expenses, which include personnel costs, consulting and legal fees, travel expenses, bad debt allowances and other administrative expenses. Depreciation and amortization expense includes the allocation of the cost of transmission equipment, property and office equipment, and various intangible assets, which include goodwill and intangibles arising principally from our acquisitions, over their useful lives.

RESULTS OF OPERATIONS

   Year Ended December 31, 1999 Compared to the Nine Month Period Ended December 31, 1998 and the Year Ended March 31, 1998

     Revenue. Our revenues for 1999 have increased to $42.0 million as compared to $22.5 million for the nine months ended December 31, 1998. This represents a 40% increase in revenues when compared on an annualized basis with the prior period, with Network Services ($19.3 million) and Enhanced Services ($20.1 million) being the primary contributing business segments. In contrast, our revenues decreased to $22.5 million for the nine months ended December 31, 1998 as compared to $33.1 million of the year ended March 31, 1998. When annualized for comparative purposes we experienced a 9% decline in revenue for the nine months ended December 31, 1998 as compared to the year ended March 31, 1998. The increase in revenue for 1999, as compared to the prior periods, is primarily due to the addition of the Network Services segment. Part of the 1999 Network Services revenue growth of $18.7 million can be attributed to the fact that the network has continued to expand and is now in 30 countries. Approximately $3.0 million of the revenue for Enhanced Services is attributable to Telekey, which was acquired in February 1999. Our call center operations since being acquired in September 1999 have contributed $1.6 million in revenue. As anticipated by management, unified messaging and telephone portal services did not generate material revenues during the two month period subsequent to the initial commercial launch of the service in October 1999. Offsetting a portion of the increase in the 1999 revenue is a decline in the card enhancement services revenue of 41% for the year ended December 31, 1999 as compared to the nine month period ended December 31, 1998 (as annualized) and the 10% decline for the nine month period ended December 31, 1998 as compared to the year ended March 31, 1998. The decline in the card services business resulted directly from a combination of a precipitous decline in global prices over 1999 and a series of management policy decisions that removed us from most aspects of the card business in North America. These decisions led to the migration of customers off our platforms and a decline in minutes and associated revenue as a result of contract modifications to strengthen services and control.

     Gross Profit. For the year ended December 31, 1999, the nine-month period ended December 31, 1998, and the year ended March 31, 1998, gross profit was $0.1 million (representing less than 1% of sales), $9.9 million (representing 44% of sales) and $14.3 million (representing 43% of sales), respectively. An anticipated increase in the cost of revenue related to leases of capacity in the Network Services segment and other up-front costs necessary to implement those new routes and services was the key element behind this margin decline. As long as the IP voice network of Network Services is being expanded with new routes and services being added, such up-front costs will be incurred. It is also expected that costs to build out the network to accommodate the threefold increase in traffic from the Trans Global acquisition and the need to build out routes for Latin America to grow iGlobe routes and services will contribute negatively to gross margins through the first quarter of 2000. Also included in the difference between the margins for the year ended December 31, 1999, as compared to prior periods, are costs incurred primarily in the first quarter of 1999 due to pricing decisions, which led to large negative margins in some card services contracts. We believe margins will improve as we more efficiently fill our routes and obtain additional owned capacity through the Trans Global merger.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $28.2 million, $12.1 million and $14.0 million for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively. Included in these costs is a $2.4 million provision for doubtful accounts, compared to a $0.8 million provision for the nine months ended December 31, 1998 and a $1.4 million provision for the year ended March 31, 1998. Excluding these charges, other selling, general and administrative expenses, principally salaries and related expenses are averaging $6.5 million per quarter for the year ended December 31, 1999, $3.8 million per quarter for the nine months ended December 31, 1998 and $3.2 million per quarter for the year ended March 31, 1998. The principal factors for the 1999 increase of 71% in the quarterly average, as compared to the nine month period ended December 31, 1998 are the incurrence of higher personnel costs resulting from recruiting and upgrading management and additions to the marketing staff in the 1998 period. Headcount increased from 199 employees in the beginning of the year to 276 at the end of the year, and is principally due to acquisition activity. Of the employees added in 1999 and before departures and/or terminations, 81% were added in the third and fourth quarters of 1999 as the result of the iGlobe (33 employees) and ORS (3 full time employees) acquisitions in the third quarter and the Coast (59 employees) acquisition in the fourth quarter of 1999. As the operations of these acquired companies are integrated, these costs as a percentage of revenue are expected to continue to decrease.

     Settlement Costs. As described in Note 7 to the Consolidated Financial Statements for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, we entered into a settlement agreement with our then largest stockholder to resolve all current and future claims. The difference in value between the convertible preferred stock issued to the stockholder and the common stock surrendered by the stockholder was $1.0 million, which resulted in a non-cash charge to the statement of operations in the quarter ended September 30, 1998.

     Corporate Realignment Costs. We incurred various realignment costs during the fiscal year ended March 31, 1998, resulting from the review of operations and activities undertaken by new corporate management. These costs, which totaled $3.1 million, include employee severance, legal and consulting fees and the write down of certain investments made in our Internet service development program. We did not incur realignment costs during the nine months ended December 31, 1998 nor for the year ended December 31, 1999.

     Deferred Compensation. These non-cash credits/charges totaled $1.6 million for the year ended December 31, 1999 and $0.4 million for the nine months ended December 31, 1998. This expense relates to stock allocated to employees of acquired companies by their former owners out of acquisition consideration paid by us. Such transactions, adopted by the acquired companies prior to acquisition, require us to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and to continue to record the effect of subsequent changes in the market price of the issuable stock until actual issuance. Accordingly, deferred compensation in future reporting periods will be reported based on changes in the market price of our common stock. See
Note 4 to the Consolidated Financial Statements for further discussion of subsequent renegotiations of certain of these issuances.

     Depreciation and Amortization Expense. These expenses increased to $12.2 million from $2.3 million and $2.8 million for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively. The increase is principally due to amortization charges of $7.1 million related to goodwill and other intangibles associated with the acquisitions completed since December 1, 1998. The balance of the increase was attributable to increases in the fixed assets of acquired companies.

     Proxy Related Litigation Expense. During the nine month period ended December 31, 1998, we incurred

$0.1 million in proxy related litigation expenses as compared to $3.9 million for the year ended March 31, 1998 related to the class action lawsuit for which a settlement agreement was reached in April 1998. Of the amount recorded in the year ended March 31, 1998, $3.5 million related to the value assigned to the 350,000 shares of common stock referred to above, which were valued at $10.00 per share pursuant to the terms of the settlement agreement. Such value related to the Company's obligation under the Stipulation of Settlement to issue additional stock if the market price of the Company's obligation under the Stipulation of Settlement to issue additional stock if the market price of the Company's stock was less than $10.00 per share during the defined periods. The Company had no obligation to issue additional stock if its share price is above $10.00 per share for fifteen consecutive days during the two year period after all shares have been distributed to the Class. In March 2000, that condition was satisfied and the Company has no further obligations under the Stipulation of Settlement. All shares required to be issued under the settlement agreement were issued to the class action litigants and we have no further obligations under the settlement agreement.

     Additionally, the Company settled with another stockholder related to the same securities class action in May 1998 and issued that stockholder 28,700 shares of common stock at the market price at the date of settlement for a total value of $81,000.

     Interest Expense. Interest expense totaled $7.6 million for the year ended December 31, 1999 as compared to $1.0 million for the nine months ended December 31, 1998 and $1.7 million for the year ended March 31, 1998. The increase was primarily due to amortization of the debt discounts related to the value of the warrants associated with acquisitions and financings and in part due to an increase in debt.

     Other Expense. We recorded a foreign currency transaction loss of $0.1 million during the year ended December 31, 1999 and the same amount for the nine months ended December 31, 1998. For both periods these losses arose from foreign currency cash and accounts receivable balances we maintained during the period in which the U.S. dollar strengthened. For the year ended March 31, 1998, this charge was $0.4 million. Our exposure to foreign currency losses is mitigated due to the variety of customers and markets which comprise our customer base, as well as geographic diversification of that customer base. In addition, the majority of our largest customers settle their accounts in U.S. dollars.

     Taxes on Income. No tax provision has been recorded for the year ended December 31, 1999 nor for the nine months ended December 31, 1998 due to the operating losses incurred. For the year ended March 31, 1998, we recorded a $1.6 million provision for income taxes based on the initial results of a restructuring study, which identified potential international tax issues. Settlements and payments made with various tax jurisdictions have decreased our estimated remaining liabilities to $0.6 million as of December 31, 1999. We continue to work with various jurisdictions to settle outstanding tax obligations for prior years.

     Loss on Early Retirement of Debt. In August 1999, we repaid $4.0 million under the $20 million notes with EXTL Investors by issuing 40 shares of Series J Preferred Stock. At the date of the exchange, the carrying value of the $4.0 million notes, net of the unamortized discount of approximately $1.9 million, was approximately $2.1 million. The excess of the fair value of the Series J Preferred Stock over the carrying value of the notes of $1.9 million was recorded as an extraordinary loss on early retirement of debt during 1999.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     As we continue our aggressive growth plan into the year 2000 and we intend to pursue that plan into the foreseeable future, it will require large cash demands and aggressive cash management. In meeting our objectives, we have raised significant financing through a combination of issuances of preferred stock, proceeds from the exercise of warrants and options and a significant debt placement with one of our major stockholders. Cash and cash equivalents were $0.9 million at December 31, 1999 compared to $1.4 million at December 31, 1998. Accounts receivable, net, increased by $2.4 million to $9.3 million at December 31, 1999 from $6.9 million at December 31, 1998, mainly due to higher revenues and acquisitions. Accounts payable and accrued expenses totaled $28.7 million at December 31, 1999 (as compared to $12.0 million at December 31, 1998) resulting principally from liabilities assumed through acquisitions for which the outstanding balances as of the year ended December 31, 1999 approximate $14.7 million. In addition, the increase was in part due to deferrals of payments to certain vendors. Cash outflows from operating activities for the year ended December 31, 1999 totaled $21.7 million, compared to cash inflows of $3.6 million for the nine month period
ended   December  31,  1998,  and  was  due  primarily  to  our  growth  through acquisitions and the effect that the acquisition activity had on operating losses, resulting in overall lower gross margins and higher selling, general and administrative expenses.

     There was a net working capital deficiency of $30.5 million at December 31, 1999 compared to a deficiency of $21.0 million at December 31, 1998.

     Cash outflows for investing activities during the year ended December 31, 1999 totaled $4.2 million, which was $1.1 million less than the cash outflow for the nine months ended December 31, 1998. This decrease was due to lower 1999 purchases of property and equipment and no 1999 advances to non-affiliates subsequently acquired as compared to 1998. This decrease was offset by our 1999 purchases of Telekey, Connectsoft, Swiftcall, iGlobe, ORS and Coast which required approximately $2.8 million, as compared to $2.2 million required to purchase IDX in 1998. See Note 4, "Business Acquisitions," to the Consolidated Financial Statements for further discussion regarding these acquisitions.

     Cash generated from financing activities totaled $25.4 million during the year ended December 31, 1999 compared to $0.7 million during the nine months ended December 31, 1998. This increase of $24.7 million was primarily due to our receiving a financing commitment of $20.0 million in the form of long-term debt with our largest stockholder ("Lender"). Under this arrangement, we initially received an unsecured loan of $7.0 million until stockholder approval was received. Upon stockholder approval in June 1999, the Lender purchased $20.0 million in secured notes with which we repaid the initial $7.0 million loan. Under this agreement, we could borrow up to $20.0 million with monthly principal and interest payments of $377,000 with a balloon payment of $8.6 million due in June 2002. Also, under the agreement, the Lender provided an accounts receivable revolver credit note ("Revolver") for an amount up to the lesser of (1) 50% of eligible receivables (as defined) or (2) the aggregate amount of principal that has been repaid to date. Principal and interest on the Revolver are payable on the earliest to occur of (i) the third anniversary of the agreement, June 30, 2002, or (ii) the date of closing of a Qualified Offering as defined in the agreement. In August, we agreed to issue to the Lender 40 shares of Series J Preferred Stock as prepayment of $4.0 million of the outstanding $20.0 million. The exchange was finalized in November 1999. Pursuant to the exchange agreement, the $4.0 million is not subject to redraw under the Revolver. We also received proceeds of $0.7 million from the exercise of warrants and $0.2 million from the sale of common stock. These proceeds were offset by principal payments of $16.6 million on notes payable primarily consisting of the payment of $7.0 million on the unsecured loan, as discussed earlier, and payment of $7.5 million on an unsecured note due to a telecommunications company as well as payments of $0.9 million on capital leases. See Notes 5 and 7 to the Consolidated Financial Statements for further discussion.

     In the nine month period ended December 31, 1998, in addition to the $2.2 million paid in connection with the acquisition of IDX, the Company purchased property and equipment of approximately $2.0 million and made other investments, principally advances totaling $1.0 million to Connectsoft prior to acquisition. The property and equipment expenditures were principally for upgrades and additions to the global network of operating platforms. Cash generated from financing activities totaled $0.7 million during the nine month period ended December 31, 1998, mainly due to proceeds from a $1.0 million loan from an existing stockholder received in June 1998, which was payable in December 1999 and subsequently extended to April 2000.

     On an operating level we are continuing to renegotiate our relationship with an entity that was formerly one of our largest customers. As of December 31, 1999, 9.1% of our net accounts receivable of $9.3 million was due from this entity to which extended credit terms have been granted. The new arrangement, once finalized, will establish payment terms and sales growth, which will assure more effective and timely collection of receivables from the customer and will permit renewed growth in the customer's business. This arrangement will also assist in the collection of certain amounts due to us under the extended credit terms.

     Current Funding Requirements. Current funds will not permit us to achieve the growth, both short and long-term, that management is targeting. That growth will require additional capital. The plan under which we are currently operating requires substantial additional funding from April 2000 through the end of the year 2000 of up to $66.0 million. We anticipate that this capital will come from a combination of financings that could consist of debt, private equity, a public follow-on offering, or a line of credit facility during the year, with the possibility that the amount of financing could be diminished by secured equipment-based financings. The funding requirements as discussed below do account for some anticipated synergies as the result of the recently completed acquisition of Trans Global.

     Even if we meet our projections for becoming EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) positive at the end of second quarter of 2000, we will still have capital requirements through December 2000. We need to fund the pre-existing liabilities and note payable obligations and the purchase of capital equipment, along with financing our growth plans to meet the needs of our announced acquisition program, including the Trans Global merger.

     For the first quarter of 2000, we have met our initial cash requirements from (1) proceeds from the exercise of options and warrants of $2.4 million, (2) proceeds of $0.5 million from the sale of Series N Preferred Stock, (3) proceeds of $15.0 million from the sale of Series P Convertible Preferred Stock, and (4) proceeds of $4.0 million from the sale of Series Q Convertible Preferred Stock. These capital transactions are discussed below.

   o During January 2000 and thereafter, we have received proceeds, totaling $2.4 million, from the exercise of various options and warrants. These exercises occurred primarily as a result of the improvement in our stock price during the month of January 2000 and as sustained thereafter.

   o In January 2000, we have received proceeds of approximately $0.5 million from the sale of Series N Preferred Stock. See Note 16 to the Consolidated Financial Statements for further discussion.

   o On January 27, 2000, we received proceeds of $15.0 million from the sale of Series P Convertible Preferred Stock. See Note 16 to the Consolidated Financial Statements for further discussion.

   o On March 17, 2000, we receive proceeds of $4.0 million from the sale of Series Q Convertible Preferred Stock. We will receive an addition $6.0 million in proceeds immediately upon the effectiveness of the registration of the common stock underlying the Series Q Preferred Stock.

     In addition to the firm commitments discussed previously, we are proceeding with other financing opportunities, which have not been finalized. We have a variety of opportunities in both the debt and equity market to raise the necessary funds which we need to achieve our growth plan through the end of the year 2000.

     There is a risk that we will not reach breakeven as projected and will continue to incur operating losses. If this occurs and should we be unsuccessful in our efforts to raise additional funds to cover such losses, then our growth plans would have to be sharply curtailed and our business would be adversely affected.

     Taxes. During 1998, we undertook a study to simplify our organizational and tax structure and identified potential international tax issues. In connection with this study, we determined that we had potential tax liabilities and recorded an additional tax provision of $1.6 million in the year ended March 31, 1998 to reserve against liabilities which could have arisen under the existing structure. We initiated discussions with the Internal Revenue Service ("IRS") related to the U.S. Federal income tax issues identified by the study and filed with the IRS returns for eGlobe for the years ended March 31, 1991 through 1998 reflecting these findings. The IRS has accepted our returns and has decided not to audit these returns. We have paid all taxes associated with these returns and all interest invoiced by the IRS to date. Neither the final outcome of this process or the outcome of any other issues can be predicted with certainty.

     As of December 31, 1999, we have recorded a net deferred tax asset of $26.7 million and have approximately $57.9 million of U.S. and foreign net operating loss carryforwards available. We have recorded a valuation allowance equal to the net deferred tax asset as management has not been able to determine that it is more likely than not that the deferred tax asset will be realized based in part on the foreign operations and availability of the operating loss carryforwards to offset U.S. and foreign tax provisions. Such carryforwards expire in various years through 2019 and are subject to limitation under the Internal Revenue Code of 1986, as amended and are subject to foreign local limitations. See Note 11 to the Consolidated Financial Statements regarding further discussion of taxes on income.

     Effect of Inflation. We believe that inflation has not had a material effect on the results of operations to date.

ACCOUNTING ISSUES

     Recent Accounting Pronouncements -- The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, as extended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 and is currently not applicable to us because we do not enter into hedging or derivative transactions.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We measure our exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices we use to determine fair value are based on management's best estimates, which consider various factors including: closing exchange prices, volatility factors and the time value of money. At December 31, 1999, we were exposed to some market risk through interest rates on our long-term debt and preferred stock and foreign currency. At December 31, 1999, our exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of eGlobe, Inc., including our consolidated balance sheets as of December 31, 1999 and 1998, and consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for the year ended December 31, 1999, for the nine months ended December 31, 1998, and for the fiscal year ended March 31, 1998, and notes to consolidated financial statements, together with a report thereon of BDO Seidman, LLP, dated March 24, 2000, except for information included in Notes 10 and 18, which are as of April 6, 2000 are attached hereto as pages F-1 through - F-58.

                                                                   eGLOBE, INC.
                                                  ITEM 8 - FINANCIAL STATEMENTS
                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


CONSOLIDATED FINANCIAL STATEMENTS:
 Report of Independent Certified Public Accountants ...................................... F-2
 Consolidated Balance Sheets as of December 31, 1999 and 1998 ............................ F-3
 Consolidated Statements of Operations for the Year Ended December 31, 1999, the Nine
   Months Ended December 31, 1998 and the Year Ended March 31, 1998 ...................... F-4
 Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1999,
   the Nine Months Ended December 31, 1998 and the Year Ended March 31, 1998 ............. F-5
 Consolidated Statements of Comprehensive Loss for the Year Ended December 31, 1999,
   the Nine Months Ended December 31, 1998 and the Year Ended March 31, 1998 ............. F-6
 Consolidated Statements of Cash Flows for the Year Ended December 31, 1999, the Nine
   Months Ended December 31, 1998 and the Year Ended March 31, 1998 ...................... F-7
 Summary of Accounting Policies .......................................................... F-8 - F-15
 Notes to Consolidated Financial Statements .............................................. F-16 - F-58
SCHEDULE -- II -- Valuation and Qualifying Accounts ...................................... F-59

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
eGlobe, Inc.
Washington, D.C.

We have audited the accompanying consolidated balance sheets of eGlobe, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eGlobe, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                   -----------------------------
                                                    /S/ BDO SEIDMAN, LLP


March 24, 2000, except for Notes 10 and 18,
which are as of April 6, 2000
Denver, Colorado
                                                                    eGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                     1999            1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS (Note 7)
CURRENT:
 Cash and cash equivalents ...............................................................  $     935,000   $   1,407,000
 Restricted cash .........................................................................        158,000         101,000
 Accounts receivable, less allowance of $3,001,000 and $986,000 for doubtful accounts.....      9,290,000       6,851,000
 Prepaid expenses ........................................................................      1,356,000         249,000
 Other current assets ....................................................................        639,000         245,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS .....................................................................     12,378,000       8,853,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization (Notes 1 and 5) .     25,919,000      13,152,000
GOODWILL, net of accumulated amortization of $1,572,000 and $140,000 (Note 4).............     24,904,000      11,865,000
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $6,466,000 and $786,000 (Note 2)   21,674,000         241,000
OTHER:
 Advances to non-affiliate, subsequently acquired (Note 4) ...............................             --         971,000
 Deposits ................................................................................      1,659,000         519,000
 Other assets ............................................................................         81,000         787,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS .......................................................................      1,740,000       2,277,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS .............................................................................  $  86,615,000   $  36,388,000
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES, MINORITY INTEREST IN LLC, REDEEMABLE COMMON STOCK AND
 STOCKHOLDERS' EQUITY
CURRENT:
 Accounts payable ........................................................................  $  18,029,000   $   5,798,000
 Accrued expenses (Note 3) ...............................................................     10,657,000       6,203,000
 Income taxes payable (Note 11) ..........................................................        560,000       1,915,000
 Notes payable and current maturities of long-term debt (Note 5) .........................      6,813,000      13,685,000
 Notes payable and current maturities of long-term debt-related parties (Note 7) .........      4,676,000       1,154,000
 Deferred revenue ........................................................................      1,331,000         486,000
 Other liabilities .......................................................................        796,000         567,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ................................................................     42,862,000      29,808,000
LONG-TERM DEBT, net of current maturities (Note 5) .......................................      3,529,000       1,237,000
LONG-TERM DEBT - RELATED PARTIES, net of current maturities (Note 7) ....................      8,301,000              --
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES ........................................................................     54,692,000      31,045,000
-------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 9, 10, 11, 13, 14 and 16)
MINORITY INTEREST IN LLC (Note 4) ........................................................      2,748,000              --
REDEEMABLE COMMON STOCK (Note 7) .........................................................        700,000              --

STOCKHOLDERS' EQUITY (Note 10):
 Preferred stock, all series, $.001 par value, 10,000,000 and 5,000,000 shares
  authorized, 1,927,791 and 500,075 shares outstanding ...................................          2,000           1,000
 Common stock, $.001 par value, 100,000,000 shares authorized, 29,580,604 and 16,362,966
  shares outstanding .....................................................................         30,000          16,000
 Stock to be issued ......................................................................      2,624,000              --
 Notes receivable ........................................................................     (1,210,000)             --
 Additional paid-in capital ..............................................................    106,576,000      33,975,000
 Accumulated deficit .....................................................................    (80,034,000)    (28,566,000)
 Accumulated other comprehensive income (loss) ...........................................        487,000         (83,000)
-------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY ...............................................................     28,475,000       5,343,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST IN LLC, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'      $  86,615,000   $  36,388,000
  EQUITY
-------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                       F-3
                                                                   eGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                  NINE MONTHS
                                                                             YEAR ENDED              ENDED          YEAR ENDED
                                                                            DECEMBER 31,         DECEMBER 31,        MARCH 31,
                                                                                1999                 1998              1998
---------------------------------------------------------------------------------------------------------------------------------
REVENUE (Note 12) .......................................................  $   42,002,000       $  22,491,000     $   33,123,000
COST OF REVENUE .........................................................      41,911,000          12,619,000         18,866,000
---------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT ............................................................          91,000           9,872,000         14,257,000
---------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
 Selling, general and administrative ....................................      28,235,000          12,139,000         14,049,000
 Deferred compensation related to acquisitions (Note 4)..................       1,566,000             420,000                 --
 Depreciation and amortization ..........................................       5,133,000           2,055,000          2,584,000
 Amortization of goodwill and other intangible assets ...................       7,112,000             201,000            186,000
 Settlement costs (Note 7) ..............................................              --             996,000                 --
 Corporate realignment expense (Note 3) .................................              --                  --          3,139,000
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES ................................................      42,046,000          15,811,000         19,958,000
---------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS ....................................................     (41,955,000)         (5,939,000)        (5,701,000)
---------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Interest expense .......................................................      (7,561,000)         (1,018,000)        (1,651,000)
 Interest income ........................................................          52,000              60,000             46,000
 Foreign currency transaction loss ......................................         (99,000)           (131,000)          (410,000)
 Minority interest in loss (Note 4) .....................................          26,000                  --                 --
 Proxy related litigation expense (Note 8) ..............................              --            (119,000)        (3,901,000)
 Other income (expense), net ............................................         (30,000)             57,000            (33,000)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE .....................................................      (7,612,000)         (1,151,000)        (5,949,000)
---------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE TAXES ON INCOME AND EXTRAORDINARY ITEM ......................     (49,567,000)         (7,090,000)       (11,650,000)
TAXES ON INCOME (Note 11) ...............................................              --                  --          1,640,000
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE EXTRAORDINARY ITEM ......................................     (49,567,000)         (7,090,000)       (13,290,000)
LOSS ON EARLY RETIREMENT OF DEBT (Note 7) ...............................      (1,901,000)                 --                 --
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS ................................................................     (51,468,000)         (7,090,000)       (13,290,000)
PREFERRED STOCK DIVIDENDS (Note 10) .....................................     (11,930,000)                 --                 --
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ............................  $  (63,398,000)      $  (7,090,000)    $  (13,290,000)
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE (BASIC AND DILUTED) (Note 6):
 Net loss before extraordinary item .....................................  $        (2.99)      $       (0.40)    $        (0.78)
 Loss on early retirement of debt .......................................           (0.09)                 --                 --
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE (Note 6) .............................................  $        (3.08)      $       (0.40)    $        (0.78)
---------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 6) ............................      20,610,548          17,736,654         17,082,495
---------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                   eGLOBE, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR  THE  YEAR  ENDED DECEMBER 31, 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998
                                              AND THE YEAR ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                                               PREFERRED STOCK
                                                                                           -----------------------
                                                                                              SHARES      AMOUNT
-------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 1, 1997 ..................................................................         --    $    --
Stock issued in lieu of cash payments ....................................................         --         --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................         --         --
Stock to be issued (Note 8) ..............................................................         --         --
Exercise of stock appreciation rights ....................................................         --         --
Issuance of warrants to purchase stock (Note 10) .........................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the year ....................................................................         --         --
-------------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................         --         --
Stock issued in connection with litigation settlement (Note 8) ...........................         --         --
Stock issued to common escrow (Note 8) ...................................................         --         --
Issuance of warrants to purchase stock (Note 7) ..........................................         --         --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................    500,000      1,000
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................         75         --
Deferred compensation costs (Note 4) .....................................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the period ..................................................................         --         --
-------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................    500,075      1,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................         --         --
Stock issued in connection with acquisitions, net of $135,000 premium amortization
  (Note 4)................................................................................  1,026,101      1,000
Stock to be issued in connection with acquisitions (Note 4) ..............................         --         --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..         40         --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..      2,770         --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................         --         --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................         --         --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................        (75)        --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................         30         --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................    400,000         --
Deferred compensation costs (Notes 4 and 10) .............................................         --         --
Exercise of stock options and warrants (Note 10) .........................................         --         --
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................     (1,150)        --
Stock to be issued for dividends .........................................................         --         --
Cumulative Preferred Stock dividends .....................................................         --         --
Amortization of discounts (premium) on Preferred Stocks ..................................         --         --
Other issuances and registration costs ...................................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the year ....................................................................         --         --
-------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................  1,927,791    $ 2,000
-------------------------------------------------------------------------------------------------------------------
                                                                                                   COMMON STOCK
                                                                                           ---------------------------
                                                                                                SHARES        AMOUNT
-----------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 1, 1997 ..................................................................    15,861,240    $ 16,000
Stock issued in lieu of cash payments ....................................................        42,178          --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................     1,425,000       1,000
Stock to be issued (Note 8) ..............................................................            --          --
Exercise of stock appreciation rights ....................................................        18,348          --
Issuance of warrants to purchase stock (Note 10) .........................................            --          --
Foreign currency translation adjustment ..................................................            --          --
Net loss for the year ....................................................................            --          --
-----------------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................    17,346,766      17,000
Stock issued in connection with litigation settlement (Note 8) ...........................        28,700          --
Stock issued to common escrow (Note 8) ...................................................       350,000          --
Issuance of warrants to purchase stock (Note 7) ..........................................            --          --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................        62,500          --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................    (1,425,000)     (1,000)
Deferred compensation costs (Note 4) .....................................................            --          --
Foreign currency translation adjustment ..................................................            --          --
Net loss for the period ..................................................................            --          --
-----------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................    16,362,966      16,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................            --          --
Stock issued in connection with acquisitions, net of $135,000 premium amortization
  (Note 4)................................................................................     1,161,755       1,000
Stock to be issued in connection with acquisitions (Note 4) ..............................            --          --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..       697,328       1,000
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..       160,257          --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................            --          --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................            --          --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................     3,000,000       3,000
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................            --          --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................            --          --
Deferred compensation costs (Notes 4 and 10) .............................................            --          --
Exercise of stock options and warrants (Note 10) .........................................     1,638,163       2,000
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................     1,544,662       2,000
Stock to be issued for dividends .........................................................            --          --
Cumulative Preferred Stock dividends .....................................................            --          --
Amortization of discounts (premium) on Preferred Stocks ..................................            --          --
Other issuances and registration costs ...................................................     5,015,473       5,000
Foreign currency translation adjustment ..................................................            --          --
Net loss for the year ....................................................................            --          --
-----------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................    29,580,604    $ 30,000
-----------------------------------------------------------------------------------------------------------------------
                                                                                             STOCK TO BE         NOTES
                                                                                                ISSUED        RECEIVABLE
-------------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 1, 1997 ..................................................................  $         --     $         --
Stock issued in lieu of cash payments ....................................................            --               --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................            --               --
Stock to be issued (Note 8) ..............................................................     3,500,000               --
Exercise of stock appreciation rights ....................................................            --               --
Issuance of warrants to purchase stock (Note 10) .........................................            --               --
Foreign currency translation adjustment ..................................................            --               --
Net loss for the year ....................................................................            --               --
-------------------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................     3,500,000               --
Stock issued in connection with litigation settlement (Note 8) ...........................            --               --
Stock issued to common escrow (Note 8) ...................................................    (3,500,000)              --
Issuance of warrants to purchase stock (Note 7) ..........................................            --               --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................            --               --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................            --               --
Deferred compensation costs (Note 4) .....................................................            --               --
Foreign currency translation adjustment ..................................................            --               --
Net loss for the period ..................................................................            --               --
-------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................            --               --
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................            --               --
Stock issued in connection with acquisitions, net of $135,000 premium amortization
  (Note 4)................................................................................            --               --
Stock to be issued in connection with acquisitions (Note 4) ..............................     2,624,000               --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..            --               --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..            --               --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................            --               --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................            --               --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7)......................................................................            --               --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................            --               --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................            --               --
Deferred compensation costs (Notes 4 and 10) .............................................            --               --
Exercise of stock options and warrants (Note 10) .........................................            --       (1,210,000)
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................            --               --
Stock to be issued for dividends .........................................................            --               --
Cumulative Preferred Stock dividends .....................................................            --               --
Amortization of discounts (premium) on Preferred Stocks ..................................            --               --
Other issuances and registration costs ...................................................            --               --
Foreign currency translation adjustment ..................................................            --               --
Net loss for the year ....................................................................            --               --
-------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................  $  2,624,000     $ (1,210,000)
-------------------------------------------------------------------------------------------------------------------------
                                                                                              ADDITIONAL
                                                                                                PAID-IN        ACCUMULATED
                                                                                                CAPITAL          DEFICIT
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 1, 1997 ..................................................................   $ 16,048,000     $  (8,186,000)
Stock issued in lieu of cash payments ....................................................        244,000                --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................      7,481,000                --
Stock to be issued (Note 8) ..............................................................             --                --
Exercise of stock appreciation rights ....................................................        138,000                --
Issuance of warrants to purchase stock (Note 10) .........................................      1,136,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the year ....................................................................             --       (13,290,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................     25,047,000       (21,476,000)
Stock issued in connection with litigation settlement (Note 8) ...........................         81,000                --
Stock issued to common escrow (Note 8) ...................................................      3,500,000                --
Issuance of warrants to purchase stock (Note 7) ..........................................        328,000                --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................      3,601,000                --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................        998,000                --
Deferred compensation costs (Note 4) .....................................................        420,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the period ..................................................................             --        (7,090,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................     33,975,000       (28,566,000)
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................     18,474,000                --
Stock issued in connection with acquisitions, net of $135,000 premium amortization
  (Note 4)................................................................................     28,788,000                --
Stock to be issued in connection with acquisitions (Note 4) ..............................             --                --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..      5,615,000                --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..     10,836,000                --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................        835,000                --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................      1,485,000                --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7)......................................................................       (121,000)               --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................      3,000,000                --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................      3,982,000                --
Deferred compensation costs (Notes 4 and 10) .............................................      1,485,000                --
Exercise of stock options and warrants (Note 10) .........................................      1,990,000                --
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................        238,000                --
Stock to be issued for dividends .........................................................      1,043,000                --
Cumulative Preferred Stock dividends .....................................................     (2,300,000)               --
Amortization of discounts (premium) on Preferred Stocks ..................................     (2,797,000)               --
Other issuances and registration costs ...................................................         48,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the year ....................................................................             --       (51,468,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................   $106,576,000     $ (80,034,000)
---------------------------------------------------------------------------------------------------------------------------
                                                                                             ACCUMULATED
                                                                                                OTHER            TOTAL
                                                                                            COMPREHENSIVE    STOCKHOLDER'S
                                                                                            INCOME (LOSS)       EQUITY
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 1, 1997 ..................................................................   $   82,000     $   7,960,000
Stock issued in lieu of cash payments ....................................................           --           244,000
Stock issued in connection with private placement, net (Notes 7 and 10) ..................           --         7,482,000
Stock to be issued (Note 8) ..............................................................           --         3,500,000
Exercise of stock appreciation rights ....................................................           --           138,000
Issuance of warrants to purchase stock (Note 10) .........................................           --         1,136,000
Foreign currency translation adjustment ..................................................      (49,000)          (49,000)
Net loss for the year ....................................................................           --       (13,290,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................       33,000         7,121,000
Stock issued in connection with litigation settlement (Note 8) ...........................           --            81,000
Stock issued to common escrow (Note 8) ...................................................           --                --
Issuance of warrants to purchase stock (Note 7) ..........................................           --           328,000
Stock issued in connection with acquisitions (Notes 4 and 10) ............................           --         3,602,000
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................           --           997,000
Deferred compensation costs (Note 4) .....................................................           --           420,000
Foreign currency translation adjustment ..................................................     (116,000)         (116,000)
Net loss for the period ..................................................................           --        (7,090,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................      (83,000)        5,343,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................           --        18,474,000
Stock issued in connection with acquisitions, net of $135,000 premium amortization
  (Note 4)................................................................................           --        28,790,000
Stock to be issued in connection with acquisitions (Note 4) ..............................           --         2,624,000
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..           --         5,616,000
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..           --        10,836,000
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................           --           835,000
Value of increase in conversion feature of Series B Preferred (Note 4) ...................           --         1,485,000
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................           --          (118,000)
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................           --         3,000,000
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................           --         3,982,000
Deferred compensation costs (Notes 4 and 10) .............................................           --         1,485,000
Exercise of stock options and warrants (Note 10) .........................................           --           782,000
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................           --           240,000
Stock to be issued for dividends .........................................................           --         1,043,000
Cumulative Preferred Stock dividends .....................................................           --        (2,300,000)
Amortization of discounts (premium) on Preferred Stocks ..................................           --        (2,797,000)
Other issuances and registration costs ...................................................           --            53,000
Foreign currency translation adjustment ..................................................      570,000           570,000
Net loss for the year ....................................................................           --       (51,468,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................   $  487,000     $  28,475,000
---------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   eGLOBE, INC.
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
  FOR THE YEAR ENDED DECEMBER 31, 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998
                                               AND THE YEAR ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                       YEAR ENDED      NINE MONTHS ENDED      YEAR ENDED
                                                                      DECEMBER 31,        DECEMBER 31,         MARCH 31,
                                                                          1999                1998               1998
----------------------------------------------------------------------------------------------------------------------------
NET LOSS .........................................................   $  (51,468,000)     $  (7,090,000)     $  (13,290,000)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .........................          570,000           (116,000)            (49,000)
----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE NET LOSS ...........................................   $  (50,898,000)     $  (7,206,000)     $  (13,339,000)
----------------------------------------------------------------------------------------------------------------------------

See accompanying  summary of  accounting  policies  and notes to consolidated financial statements.


                                                                   eGLOBE, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              YEAR ENDED        NINE MONTHS ENDED      YEAR ENDED
                                                                             DECEMBER 31,          DECEMBER 31,        MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1999                  1998               1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net loss ................................................................. $ (51,468,000)        $  (7,090,000)     $ (13,290,000)
 Adjustments to reconcile net loss to cash provided by (used in)
  operating activities:
  Depreciation and amortization ...........................................    12,245,000             2,256,000          2,770,000
  Provision for bad debts .................................................     2,434,000               789,000          1,434,000
  Non-cash interest expense ...............................................       889,000                    --                 --
  Minority interest in loss ...............................................       (26,000)                   --                 --
  Settlement costs (Note 7) ...............................................            --               996,000                 --
  Common stock issued in lieu of cash payments ............................            --                    --            144,000
  Issuance of options and warrants for services (Note 10) .................       181,000               190,000            220,000
  Compensation costs related to acquisitions (Note 4) .....................     1,485,000               420,000                 --
  Amortization of debt discounts (Notes 5 and 7) ..........................     5,182,000               255,000            479,000
  Proxy related litigation expense (Note 8) ...............................            --                81,000          3,500,000
  Loss on early retirement of debt (Note 7) ...............................     1,901,000                    --                 --
  Other, net ..............................................................            --               (57,000)           281,000
  Changes in operating assets and liabilities (net of changes from acquisitions - Note 4):
   Accounts receivable ....................................................    (2,712,000)              887,000           (916,000)
   Prepaid expenses .......................................................      (205,000)               19,000           (206,000)
   Other current assets ...................................................       (37,000)              159,000            259,000
   Other assets ...........................................................         3,000                    --                 --
   Accounts payable .......................................................    10,172,000             3,338,000         (1,055,000)
   Income tax payable .....................................................      (815,000)              (90,000)         1,500,000
   Accrued expenses .......................................................      (815,000)            1,034,000          2,414,000
   Deferred revenue .......................................................      (153,000)              311,000             19,000
   Other liabilities ......................................................        87,000                61,000            (58,000)
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........................   (21,652,000)            3,559,000         (2,505,000)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of property and equipment ......................................      (881,000)           (1,990,000)        (2,150,000)
 Proceeds from sale of property and equipment .............................            --               126,000                 --
 Advances to non-affiliate, subsequently acquired (Note 4) ................            --              (971,000)                --
 Purchase of intangibles ..................................................      (299,000)                   --                 --
 Acquisitions of companies, net of cash acquired (Notes 4 and 17)..........    (2,799,000)           (2,207,000)                --
 Increase in restricted cash ..............................................        (4,000)             (100,000)                --
 Other assets .............................................................      (224,000)             (109,000)            26,000
------------------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES .........................................    (4,207,000)           (5,251,000)        (2,124,000)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from notes payable (Notes 4 and 5) ..............................     2,517,000               250,000          7,810,000
 Proceeds from notes payable--related party (Note 7) ......................    28,258,000             1,200,000                 --
 Proceeds from issuance of preferred stock ................................    12,670,000                    --                 --
 Stock issuance costs .....................................................    (1,582,000)                   --                 --
 Proceeds from exercise of warrants .......................................       721,000                    --                 --
 Proceeds from exercise of options ........................................        61,000                    --            138,000
 Proceeds from issuance of common stock ...................................       250,000                    --          7,345,000
 Deferred financing and acquisition costs .................................            --              (524,000)                --
 Payments on capital leases ...............................................      (860,000)             (198,000)          (448,000)
 Payments on notes payable ................................................    (8,582,000)              (20,000)        (9,998,000)
 Payments on notes payable--related party (Note 7) ........................    (8,066,000)                   --                 --
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES .....................................    25,387,000               708,000          4,847,000
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH ...........................................      (472,000)             (984,000)           218,000
CASH AND CASH EQUIVALENTS, beginning of period ............................     1,407,000             2,391,000          2,173,000
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period .................................. $     935,000         $   1,407,000      $   2,391,000
------------------------------------------------------------------------------------------------------------------------------------

See Note 17 for Supplemental Cash Flow Information.
See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements.


                                  eGLOBE, INC.
                         SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     eGlobe, Inc. and subsidiaries, (collectively, the "Company") is a global supplier of enhanced telecommunications and information services, including Internet Protocol ("IP") transmission services, telephone portal and unified messaging services. The Company operates in partnership with telephone companies and Internet service providers around the world. Through the Company's World Direct network, the Company originates traffic in 90 territories and countries and terminates traffic anywhere in the world and through its IP network, the Company can originate and terminate IP-based telecommunication services in 30 countries and 5 continents. The Company provides its services principally to large national telecommunications companies, to Internet service providers and to financial institutions.

     In December 1998, the Company acquired IDX International, Inc. ("IDX"), a supplier of IP transmission services, principally to telecommunications carriers, in 14 countries. This acquisition allows the Company to offer two additional services, IP voice and IP fax, to its customer base. Also, in December 1998, the Company acquired UCI Tele Network, Ltd. ("UCI"), a development stage calling card business, with contracts to provide calling card services in Cyprus and Greece (See Note 4 for further discussion).

     In February 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), a provider of card-based telecommunications services. In June 1999, the Company, through its newly formed subsidiary, Vogo Networks, LLC ("Vogo"), purchased substantially all of the assets and assumed certain liabilities of Connectsoft Communications Corporation and Connectsoft Holdings, Corp. (collectively "Connectsoft"), which developed and continues to enhance a server based communication system that integrates various forms of messaging, Internet and web content, personal services, and provides telephone access to Internet content (including email and e-commerce functions). In July 1999, the Company completed the acquisition of Swiftcall Equipment and Services (USA) Inc., ("Swiftcall"), a telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall. Effective August 1, 1999, the Company assumed operational control of Highpoint International Telecom, Inc. and certain assets and operations of Highpoint Carrier Services, Inc. and Vitacom, Inc. (collectively "Highpoint"). The three entities were majority owned subsidiaries of Highpoint Telecommunications Inc. ("HGP"), a publicly traded company on the Canadian Venture Exchange. On October 14, 1999, substantially all of the operating assets of Highpoint were transferred to iGlobe, Inc. ("iGlobe"), a newly formed subsidiary of HGP, and the Company concurrently acquired all of the issued and outstanding common stock of iGlobe. iGlobe possesses an infrastructure supplying IP services, particularly voice over IP, throughout Latin America. In September 1999, the Company, acting through a newly formed subsidiary, acquired control of Oasis Reservations Services, Inc. ("ORS"), a Miami based transaction support services and call center to the travel industry, from its sole stockholder, Outsourced Automated Services and Integrated Solutions, Inc. ("Oasis"). The Company and Oasis formed eGlobe/Oasis Reservations LLC ("LLC") which is responsible for conducting ORS' operations.
The Company manages and controls the LLC. In December 1999, the Company completed the acquisition of Coast International, Inc. ("Coast"), a provider of enhanced long-distance interactive voice and internet services. See Notes 4, 5, 7 and 10 for further discussion.

     Subsequent to year end, pursuant to an Agreement and Plan of Merger entered into on December 16, 1999, a wholly-owned subsidiary of eGlobe merged with and into Trans Global Communications, Inc. ("Trans Global"), with Trans Global continuing as the surviving corporation and becoming a wholly-owned subsidiary of eGlobe (the "Merger"). See Note 16 for further discussion.

MANAGEMENT'S PLAN

     As of December 31, 1999, the Company had a net working capital deficiency of $30.5 million. This net working capital deficiency resulted principally from a loss from operations of $42.0 million (including depreciation, amortization and other non-cash charges) for the year ended December 31, 1999. Also
                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

MANAGEMENT'S PLAN -- (CONTINUED)

contributing to the working capital deficiency was $6.8 million in notes payable and current maturities of long-term debt, $4.7 million in notes payable and current maturities of long-term debt due to related parties, and $30.0 million in accounts payable, accrued expenses and deferred revenue. The $6.8 million of current maturities consists of $4.2 million primarily related to acquisition debt and $2.6 million related to capital lease payments due over the one year period ending December 31, 2000. The $4.7 million current maturities due to related parties, net of unamortized discount of $3.0 million, consists of a $0.9 million note, net of unamortized discount of $0.1 million, due to a stockholder on April 18, 2000, term payments of $3.5 million, net of unamortized discount of $2.9 million, due to EXTL Investors, the Company's largest stockholder, and notes payable of $3.2 million due to an affiliate of EXTL Investors.

     On an operating level, the Company is continuing to renegotiate its relationship with an entity that was formerly one of the Company's largest customers. At December 31, 1999, 9.1% of the Company's net accounts receivable of $9.3 million was due from this entity to which extended credit terms have been granted. The new arrangement, once finalized, will establish payment terms and sales growth, which will assure more effective and timely collection of receivables from the customer and will permit renewed growth in the customer's business. This arrangement will also assist in the collection of certain amounts due to the Company under the extended credit terms.

     If the Company meets its projections for reaching breakeven at the end of the second quarter of 2000, the Company will still have additional capital requirements through December 2000 of up to $66 million. The Company will need to fund pre-existing liabilities and note payable obligations and the purchase of capital equipment, along with financing the Company's growth plans to meet the needs of its announced acquisition program, including the Trans Global merger. As discussed in Note 16, the Company closed the merger with Trans Global on March 23, 2000. As a result of this merger, the Company is now including Trans Global in its plans and funding requirement projections.

     Thus far in 2000,  the Company has met its initial cash  requirements  from
(1) proceeds from the exercise of options and warrants of $2.4 million, primarily as a result of the improvement in the Company's stock price during the month of January 2000 and as sustained thereafter, (2) proceeds of $0.5 million from the sale of Series N Convertible Preferred Stock ("Series N Preferred"),
(3) proceeds of $15.0 million from the sale of Series P Convertible Preferred Stock ("Series P Preferred"), (4) proceeds of $4.0 million from the sale of Series Q Convertible Preferred Stock ("Series Q Preferred") with an additional $6.0 million to be received upon registration of the underlying shares of common stock. These capital transactions are discussed in Note 16.

     In addition to the firm commitments discussed previously, the Company is proceeding with other financing opportunities, which have not been finalized. The Company is working on several different debt and equity fund raising efforts to raise the funds that the Company will require to achieve its growth plan through the end of the year 2000.

     There is some risk that the Company will not reach breakeven as projected and will continue to incur operating losses. If this occurs and should the Company be unsuccessful in its efforts to raise additional funds to cover such losses, then its growth plans would have to be sharply curtailed and its business would be adversely affected.

CHANGE OF FISCAL YEAR

     Effective with the period ended December 31, 1998, the stockholders of the Company approved the change of the fiscal year to a December 31 fiscal year end. Therefore, the period ended December 31, 1998 represents a nine-month period as compared to a twelve month period for fiscal years ended December 31, 1999 and March 31, 1998.

     Information for the comparable nine month period ended December 31, 1997 is summarized below (unaudited):

                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)
CHANGE OF FISCAL YEAR-- (CONTINUED)

       Revenue ................................................     $  25,584,000
       Gross profit ...........................................     $  10,905,000
       Taxes on income ........................................     $     140,000
       Net loss ...............................................     $  (5,336,000)
       Net loss per common share -- Basic and diluted .........     $       (0.31)

CHANGE OF COMPANY NAME

     At the annual meeting of the stockholders of the Company on June 16, 1999, the stockholders approved and adopted a proposal for amending the Certificate of Incorporation to change the name of the Company from Executive TeleCard, Ltd. to eGlobe, Inc. The amended Certificate of Incorporation has been filed with and accepted by the State of Delaware.

BASIS OF PRESENTATION AND CONSOLIDATION

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company, its wholly-owned subsidiaries and its controlling interest in a limited liability company ("LLC"). All material intercompany transactions and balances have been eliminated in consolidation. As the Company controls the operations of the LLC, the LLC has been included in the consolidated financial statements with the other member's interest recorded as Minority Interest in LLC.

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

FOREIGN CURRENCY TRANSLATION

     For subsidiaries whose functional currency is the local currency and which do not operate in highly inflationary economies, all net monetary and non-monetary assets and liabilities are translated into U.S. dollars at current exchange rates and translation adjustments are included in stockholders' equity. Revenues and expenses are translated at the weighted average rate for the period. Foreign currency gains and losses resulting from transactions are included in the results of operations in the period in which the transactions occurred. Cumulative translation gains and losses are reported as accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and are included in comprehensive loss.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     Financial   instruments,   which   potentially   subject   the  Company  to
concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

     The Company places its cash and temporary cash investments with quality financial institutions. At times, these amounts may exceed federally insured limits.

     Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the variety of customers and markets which comprise the Company's customer base, as well as the geographic diversification of the customer base.

                                  eGLOBE, INC.
                  SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK-- (CONTINUED)

     The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. In certain circumstances the Company will require security deposits; however, generally, the Company does not require collateral or other security to support customer receivables. As of December 31, 1999, the Company had approximately 9.1% in net accounts receivable, from one customer . The Company is negotiating with this customer for a long-term payment agreement. There is no assurance the Company will receive full payment of this receivable.

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

RESTRICTED CASH

     Restricted cash consists of deposits with a financial institution to secure a letter of credit issued to a transmission vendor related to an agreement whereby the Company will perform platform and transmission services. In addition, a credit card processing company requires that cash balances be deposited with the processor in order to ensure that any disputed claims by the credit card customers can be readily settled.

PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

     Property and equipment are recorded at the lower of cost or fair market value. Additions, installation costs and major improvements of property and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of property and equipment retired or sold, together with the related accumulated depreciation or amortization, are removed from the appropriate accounts and the resulting gain or loss is included in the consolidated statement of operations.

     Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to twenty years. See discussion of impairment policy under "Long-Lived Assets".

SOFTWARE DEVELOPMENT COSTS

     Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", requires the capitalization of certain software development costs incurred subsequent to the date when technological feasibility is established and prior to the date when the product is generally available for licensing. The Company defines technological feasibility as being attained at the time a working model of a software product is completed. The Company expenses all costs incurred to establish technological feasibility of computer software products to be sold or leased or otherwise marketed. Upon establishing technological feasibility of a software product, the Company capitalizes direct and indirect costs related to the product up to the time the product is available for sale to customers. Capitalized software development costs are generally amortized on a product-by-product basis each year based upon the greater of: (1) the amount computed
                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

SOFTWARE DEVELOPMENT COSTS - (CONTINUED)

using the ratio of current year gross revenue to the sum of current and anticipated future gross revenue for that product, or (2) five year straight-line amortization. The Company acquired $8.4 million of software development costs for which technological feasibility had already been established in connection with the acquisition of Connectsoft as discussed in
Note 4. Additional software development costs of $573,000 were capitalized during 1999.

     Under the provisions of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses cost incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years. The Company acquired $2.9 million of internally developed software in connection with the acquisition of Telekey, Connectsoft, and Coast as discussed in Note 4. These amounts are included in other intangible assets in the consolidated balance sheet as of December 31, 1999. The Company recorded amortization expense related to software development costs of $1.1 million during 1999. No related amortization expense was recorded in the December 1998 and March 1998 periods. The Company assesses the carrying amount of capitalized costs for impairment based upon the impairment policy as discussed under "Long-Lived Assets".

RESEARCH AND DEVELOPMENT

     Research and development costs and costs related to significant improvements and refinements of existing products are expensed as incurred. For the year ended December 31, 1999, the nine month period ended December 31, 1998 and the year ended March 31, 1998, the Company's expensed research and development costs were nominal.

GOODWILL AND OTHER INTANGIBLE ASSETS

     As of December 31, 1999 and 1998, the Company has recorded goodwill in connection with certain acquisitions, as discussed in Note 4, of $26.5 million and $12.0 million, respectively. Certain goodwill amounts recorded in 1998 were based upon preliminary information and during 1999 goodwill adjustments were recorded to reflect the final asset appraisal information. In addition, as discussed in Note 4, an adjustment was recorded in 1999 to increase the goodwill related to the IDX acquisition as a result of an increase in the value of the purchase consideration. Amortization of goodwill is provided over seven years on a straight-line method. Goodwill amortization expense for the year ended December 31, 1999 and the nine months ended December 31, 1998 was $1.4 million and $0.1 million, respectively. There was no goodwill recorded prior to March 31, 1998.

     As of December 31, 1998, the Company had recorded $1.0 million in other intangible assets, consisting primarily of licenses and trademarks. During 1999, intangible assets of $26.4 million were recorded in connection with the acquisitions discussed in Note 4. These intangible assets were recorded based on third party appraisals and consist of the value related to assembled and trained work forces, customer contract bases, distribution partnership network, non-compete agreements, internally developed software, long distance infrastructure, licenses and existing technologies. Intangibles are being amortized on a straight-line basis over the estimated useful lives from one to ten years.

     The carrying value of goodwill and other intangibles are reviewed on a periodic basis for recoverability based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that these amounts are not recoverable, the Company's carrying value of the goodwill and/or other intangibles would be reduced by the estimated shortfall of the
                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS-- (CONTINUED)

cash flows. In addition, the Company assesses the carrying amount of these intangible assets for impairment based upon the policy discussed under "Long-Lived Assets" below. No reduction of goodwill or intangibles for impairment was necessary in 1999 or 1998.

LONG-LIVED ASSETS

     The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of " for long-lived assets and certain identifiable intangibles to be held and used by the Company. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

DEPOSITS

     The Company provides long-term cash deposits to certain vendors to secure contracts for telecommunications services.

DEFERRED FINANCING AND ACQUISITION COSTS

     Deferred financing and acquisition costs included in other assets in the accompanying consolidated balance sheets represent third party costs and expenses incurred which are directly traceable to pending acquisitions and financing efforts. The costs and expenses will be matched with completed financings and acquisitions and accounted for according to the underlying transaction. The costs and expenses associated with unsuccessful efforts will be expensed in the period in which the acquisition or financing has been deemed to be unsuccessful. The Company evaluates all pending acquisition and financing costs quarterly to determine if any deferred costs should be expensed in the period.

REVENUE RECOGNITION

     Some revenues from the Company's card services business come from supplying underlying services to issuers of prepaid cards. Those issuers prepay some or all of the services provided. Payments received in advance for such services are recorded in the accompanying balance sheets as deferred revenue. Consequently, revenues from such services are recognized as the cards are used and service is provided. Direct costs associated with these revenues are also recognized when the related services are provided or expired. Payments related to unrecognized revenues are included as a reduction to deferred revenue. When a card for which service has been contracted expires without being fully used (cards generally have effective lives of up to one year), then the unused value is referred to as breakage and recorded as revenue at the date of expiration.

     In addition, the Company, following its recent acquisition of ORS, has recorded deferred revenue related to certain reservations service contracts. Customers are required to pay the Company for reservation services in advance based on forecasted amounts. These advance payments are recorded by the Company as deferred revenue, which is subsequently recognized as revenue when the related services are performed.

     Revenue for all services is recognized on an individual product basis as provided to the customer. Revenue from the provision of the Calling Card and IP transmission services is recognized as utilized by customers or upon the completion of telephone calls by the end user. Billings to customers are based upon established tariffs filed with the United States Federal Communications Commission, or for usage outside of the tariff requirements, at rates established by the Company.

                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

REVENUE RECOGNITION-- (CONTINUED)

     For Vogo, the Company's provider of software products, revenue is recognized from the license of its proprietary software in accordance with the provisions of SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidelines concerning the recognition of revenue of software products. This statement requires, among other things, the individual elements of a contract for the sale of software products to be identified and accounted for separately.

     IDX operates and manages Cyberpost equipment and associated software licenses to its Internet Backbone Providers. Under such licensing agreements, IDX is generally obligated to provide maintenance and upgrades and Internet Backbone Providers are responsible for the marketing and sale of voice and data store-and-forward services as well as for the operations and management of CyberPosts. IDX's revenues are generated principally from (i) routing charges for voice and fax traffic through the network, (ii) licensing and royalty fees and (iii) system hardware and accessory sales. IDX recognizes fixed license fees on the straight-line basis over the service period, royalties and routing charges as services are rendered to the ultimate customer, and system hardware and accessory sales upon delivery and customer acceptance.

     Coast recognizes revenue upon completion of telephone calls by the end users. Interactive Media Works ("IMW") and ISPN, divisions of Coast, as well as iGlobe, recognize revenue as service is provided.

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

NET EARNINGS (LOSS) PER SHARE

     The Company applies SFAS No. 128, "Earnings Per Share" for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.

STOCK OPTIONS

     The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the option exercise price and is charged to operations over the vesting period.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. See Note 10 for required disclosures.

     Under  SFAS  No.  123,  compensation  cost  is recognized for stock options
granted   to  non-employees  at  the  grant  date  by  using  the  Black-Scholes option-pricing model.

                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)

CASH EQUIVALENTS

     The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

COMPREHENSIVE INCOME (LOSS)

     The Company applies SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company has elected to report comprehensive net loss in a separate consolidated statement of comprehensive loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying amounts reported on the consolidated balance sheets approximate their respective fair values.

SEGMENT INFORMATION

     The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. Prior to 1999, the Company had primarily one reporting segment --
Telecommunications Services. As a result of the 1999 acquisitions and integration of the 1998 acquisitions, the Company now has four operating reporting segments consisting of Enhanced Services (formerly Telecommunications Services), Network Services, Customer Care and Retail Services.

RECENT ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board ("FASB") has recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, as extended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 and is currently not applicable to the Company.

RECLASSIFICATIONS

     Certain   consolidated   financial   amounts  have  been  reclassified  for
consistent presentation.

                                  eGLOBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                            DECEMBER 31,
                                                                  ---------------------------------
                                                                        1999              1998
                                                                  ---------------   ---------------
       Land ...................................................   $    122,000      $    122,000
       Buildings and improvements .............................        992,000           983,000
       Calling card platform equipment ........................     14,722,000        13,480,000
       IP transmission equipment ..............................      4,229,000           888,000
       Operations center equipment and furniture ..............     12,470,000         8,086,000
       Call diverters .........................................      6,531,000         1,401,000
       Equipment under capital leases (Note 5) ................      4,910,000         1,279,000
       Internet communications equipment ......................        563,000           562,000
                                                                  ------------      ------------
                                                                    44,539,000        26,801,000
       Less accumulated depreciation and amortization .........     18,620,000        13,649,000
                                                                  ------------      ------------
                                                                  $ 25,919,000      $ 13,152,000
                                                                  ============      ============

     Depreciation expense for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 was $5.1 million, $2.1 million and $2.6 million, respectively.

2. OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following:

                                                             DECEMBER 31,
                                                    -------------------------------
                                                         1999             1998
                                                    --------------   --------------
       Existing technology ......................    $  8,400,000     $        --
       Distribution partnership network .........       5,290,000              --
       Assembled and trained workforce ..........       4,391,000              --
       Internally developed software ............       3,488,000              --
       Long distance infrastructure .............       1,580,000              --
       Non-compete agreements ...................       1,540,000              --
       Customer contract base ...................       1,343,000              --
       Licenses .................................       1,143,000         433,000
       Trademarks ...............................         549,000         518,000
       Other ....................................         416,000          76,000
                                                     ------------     -----------
                                                       28,140,000       1,027,000
       Less accumulated amortization ............       6,466,000         786,000
                                                     ------------     -----------
                                                     $ 21,674,000     $   241,000
                                                     ============     ===========

     Intangible assets amortization expense for the year ended December 31, 1999, the nine month period ended December 31, 1998 and the year ended March 31, 1998 was $5.7 million, $0.1 million and $0.2 million, respectively. Included in internally developed software is approximately $0.6 million of additional software development costs capitalized in 1999 related to enhancements for the existing technology acquired in the Connectsoft acquisition.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                      -------------------------------
                                                           1999             1998
                                                      --------------   --------------
       Telephone carriers .........................    $  2,658,000     $ 3,091,000
       Accrued telecom taxes ......................       1,930,000              --
       External development costs .................       1,582,000              --
       Dividends on preferred stock ...............       1,277,000              --
       Legal and professional fees ................       1,065,000         387,000
       Salaries and benefits ......................         789,000         513,000
       Interest ...................................         313,000         647,000
       Costs associated with acquisitions .........         296,000         697,000
       Other ......................................         747,000         868,000
                                                       ------------     -----------
                                                       $ 10,657,000     $ 6,203,000
                                                       ============     ===========

     The Company incurred $3.1 million of various realignment expenses, including primarily employee severance, legal and consulting fees and the write down of certain investments during the year ended March 31, 1998. As of December 31, 1999, there was a remaining accrual of $281,000 included in other accrued expenses related to litigation with a former employee that was settled in October 1999. Final payment to the former employee was made subsequent to December 31, 1999.

4. BUSINESS ACQUISITIONS

     As discussed previously, the Company acquired IDX and UCI in December 1998 and Telekey, Connectsoft, Swiftcall, iGlobe, ORS and Coast in 1999. The results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

     Subsequent to December 31, 1999, the Company completed the merger with Trans Global. See Note 16 for further discussion.

     IDX

     On December 2, 1998, the Company acquired all of the common and preferred stock of IDX, for an original value of approximately $10.8 million consisting of
(a) 500,000 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred") originally valued at $3.5 million which were convertible into 2,500,000 shares (2,000,000 shares until stockholder approval was obtained on June 16, 1999 and subject to adjustment as described below) of common stock;
(b) warrants ("IDX Warrants") to purchase up to an additional 2,500,000 shares of common stock (subject to stockholder approval which was obtained on June 16, 1999 and an adjustment as described below); (c) $5.0 million in 7.75% convertible subordinated promissory notes ("IDX Notes") (subject to adjustment as described below); (d) $1.5 million in bridge loan advances to IDX made by the Company prior to the acquisition which were converted into part of the purchase price plus associated accrued interest of $40,000; (e) $418,000 convertible subordinated promissory note for IDX dividends accrued and unpaid on IDX's Preferred Stock and (f) direct costs associated with the acquisition of $0.4 million (another $0.3 of direct costs were recorded in 1999). This acquisition was accounted for using the purchase method of accounting. The shares of Series B Preferred Stock, IDX Warrants and IDX Notes were subject to certain adjustments related to IDX's ability to achieve certain performance criteria, working capital levels and price guarantees for the Series B Preferred Stock and IDX Warrants providing IDX met its performance objectives.

     At the Company's annual meeting in June 1999, the stockholders approved the increase of the convertibility of the Series B Preferred Stock and IDX Warrants as discussed in (a) and (b) above,
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respectively. As a result, the acquired goodwill associated with the IDX purchase was increased by approximately $1.5 million in the second quarter to reflect the higher conversion feature approved in June 1999.

     The Company obtained a final appraisal of IDX's assets from independent appraisers in the third quarter of 1999. This appraisal resulted in a gross reclassification of approximately $6.5 million of IDX's goodwill to other identifiable intangibles as of December 31, 1999. As a result, the purchase allocation as of December 31, 1999 resulted in goodwill of $6.4 million (including final allocations of other acquired assets of $0.2 million) and other intangibles of $6.5 million. These other identifiable intangibles consist of assembled and trained workforce, partnership network and non-compete agreements and are being amortized on a straight-line basis from one to four years. Goodwill is being amortized on a straight-line basis over seven years.

     In July 1999, the Company renegotiated the terms of the IDX purchase agreement with the IDX stockholders as follows:

       (a) The 500,000 shares of Series B Preferred Stock were reacquired by the Company in exchange for 500,000 shares of Series H Convertible Preferred Stock ("Series H Preferred").

       (b) The Company reacquired the original IDX Warrants in exchange for new warrants to acquire up to 1,250,000 shares of the Company's common stock, subject to IDX meeting certain revenue, traffic and EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") levels at either September 30, 2000 or December 31, 2000 if not achieved by September 30, 2000.

       (c) The Company reacquired the outstanding IDX Notes of $4.0 million in exchange for 400,000 shares of Series I Convertible Optional Redemption Preferred Stock ("Series I Preferred"). (See Note 10 for further discussion).

       (d) The maturity date of the convertible subordinated promissory note, face value of $418,000, was extended to July 15, 1999 from May 31, 1999, and subsequently paid by issuance of 140,599 shares of common stock.

       (e) The Company waived its right to reduce the principal balance of the $2.5 million note payable by certain claims as provided for under the terms of the original IDX purchase agreement.

     As a result of the July 1999 exchange agreement, the Company recorded the excess of the fair market value of the new preferred stock issuances and the warrants over the carrying value of the reacquired preferred stock, warrants and notes payable as a dividend to Series B Preferred Stock stockholders of approximately $6.0 million (subsequently reduced by $1.4 million, see discussion below).

     The Company will determine the final goodwill amount when the contingent purchase element is resolved and the contingent warrants are exercised. Goodwill may materially increase when this contingency is resolved.

     At the acquisition date, the stockholders of IDX originally received Series B Preferred Stock and warrants as discussed above, which were ultimately convertible into common stock subject to IDX meeting its performance objectives. These stockholders in turn granted preferred stock and warrants, each of which was convertible into a maximum of 240,000 shares of the Company's common stock, to certain IDX employees. The increase in the market price during the year ended December 31, 1999 and the nine month period ended December 31, 1998 of the underlying common stock granted by the IDX stockholders to certain employees resulted in a charge to income of $0.6 million and $0.4 million, respectively. The stock grants were performance based and were adjusted each reporting period (but not below zero) for the changes in the stock price until the shares and/or warrants (if and when) issued were converted to common stock.

     In December 1999, the Company and the IDX stockholders agreed to reduce the Series H Preferred Stock and warrant consideration paid by the Company by a value equivalent to the consideration paid by the Company for 4,500 shares of IDX. In exchange, the IDX stockholders will not issue the original
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

preferred stock and warrants to the above IDX employees or other parties. The Company agreed to issue eGlobe options to these employees and others related to IDX. The options will have an exercise price of $1.20 and a three year term. The options will vest 75% at March 31, 2000 and the other 25% will vest on an accelerated basis if IDX meets its earn out or in three years if it does not. These options were granted by eGlobe on January 7, 2000. The Company also agreed to issue 150,000 shares of common stock as payment of the original consideration allocated as purchase consideration for an acquisition of a subsidiary by IDX prior to the Company's purchase of IDX.

     As a result of the above renegotiation, which resulted in the reduction of the fair value of the Series H Preferred Stock and the new warrants and the issuance of eGlobe's options, the Company recorded the reduction in consideration of approximately $1.4 million to be paid to the IDX stockholders as a negative dividend (offsetting the dividend recorded from the July renegotiation) and reduced the net loss attributable to common stockholders in the fourth quarter of 1999.

     UCI

     On December 31, 1998, the Company acquired all of the common stock issued and outstanding of UCI, a privately-held corporation established under the laws of the Republic of Cyprus, for a value of approximately $1.2 million for 125,000 shares of common stock (50% delivered at the acquisition date (valued at $102,000) and 50% to be delivered February 1, 2000, subject to adjustment), and $2.1 million payable as follows: (a) $75,000 paid in cash in January 1999; (b) $1.0 million in the form of two notes; (c) $1.0 million in the form of a non-interest bearing note payable only depending on the percentage of projected revenue achieved, subject to adjustment; and (d) warrants to purchase 50,000 shares of common stock with an exercise price of $1.63 per share. See Note 5 for the terms and conditions of the notes. This acquisition has been accounted for under the purchase method of accounting.

     In 1999, the Company obtained a final appraisal of UCI's assets from independent appraisers which resulted in acquired goodwill of $0.5 million and an acquired intangible of $0.7 million related to customer contracts. Goodwill is being amortized on a straight-line basis over seven years and the acquired intangible is being amortized on a straight-line basis over two years. The Company may issue additional purchase consideration (see discussion above of $1.0 million note) if UCI meets certain defined revenue targets. The Company is currently renegotiating the original agreement and timing of the performance measurement. The goodwill amount will be finalized pending resolution of these purchase price contingencies. As a result, goodwill may increase when these contingencies are resolved.

     Telekey

     On February 12, 1999, the Company completed the acquisition of Telekey for a value of approximately $3.4 million for which it (i) paid $0.1 million at closing; (ii) issued a promissory note for $150,000 payable in equal monthly installments over one year; (iii) issued 1,010,000 shares of Series F Convertible Preferred Stock ("Series F Preferred") valued at $2.0 million; (iv) agreed to issue at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred Stock two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives; and (v) direct costs associated with the acquisition of $0.2 million. See Notes 5 and 10 for further discussion. The value of $979,000 for the above 505,000 shares of Series F Preferred Stock has been included in the purchase consideration.

     This acquisition was accounted for using the purchase method of accounting. The purchase price allocation based on management's review and third party appraisals resulted in goodwill of $2.1 million and acquired intangibles of approximately $3.0 million related to the value of certain distribution networks, internally developed software and assembled and trained workforce. Goodwill is being amortized on a straight-line basis over seven years. The acquired intangibles are being amortized on a straight-line basis over
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the useful lives of three to seven years. The final purchase amount will be determined when the contingent purchase element related to Telekey's ability to achieve certain revenue and EBITDA objectives is resolved and the additional shares are issued. Goodwill may increase when this contingency is resolved.

     At the acquisition date, the stockholders of Telekey received Series F Preferred Stock as discussed above, which is ultimately convertible into common stock. In addition, the stockholders may receive additional shares of Series F Preferred Stock subject to Telekey meeting its performance objectives. These stockholders in turn agreed to grant upon conversion of the Series F Preferred Stock a total of 240,000 shares of the Company common stock to certain Telekey employees. Of this total, 60,000 shares will be issued only if Telekey meets certain performance objectives. As of December 31, 1999, the value of the underlying non-contingent 180,000 shares of common stock granted by the Telekey stockholders to certain employees has resulted in a charge to income of $0.8 million. The stock grants are performance based and will be adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares are issued to the employees. As discussed in Note 10, the Telekey stockholders converted their shares of Series F Preferred Stock on January 3, 2000, therefore, no additional compensation expense will be recorded for the non-contingent shares after this date.

     In February 2000, the Company reached a preliminary agreement with the former stockholders of Telekey to restructure certain terms of the original acquisition agreement. Such restructuring, which is subject to completion of final documentation, includes an acceleration of the original earn out provisions as well as the termination dates of certain employment agreements.

     Connectsoft

     In June 1999, the Company, through its subsidiary Vogo, purchased substantially all the assets of Connectsoft, for a value of approximately $5.3 million consisting of the following: (a) one share of the Company's 6% Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred") valued at $3.0 million; (b) $1.8 million in advances (includes $971,000 in 1998) to Connectsoft made by the Company prior to the acquisition which were converted into part of the purchase price and (c) direct costs associated with the acquisition of $0.5 million. This acquisition was accounted for under the purchase method of accounting and the financial statements of the Company reflect the final allocation of the purchase price based on appraisals performed by a third party. The final allocation resulted in goodwill of $1.0 million and acquired intangibles of $9.1 million. The acquired intangibles consist of internally developed software, existing technology, assembled workforce and customer base. Intangibles are being amortized on a straight-line basis over useful lives of three to five years. Goodwill is being amortized on a straight-line basis over seven years.

     The Company also borrowed $0.5 million from the seller which bears interest at a variable rate (8.5% at December 31, 1999). Principal and interest payments are due in twelve (12) equal monthly payments commencing on September 1, 1999. The remaining principal and accrued interest also become due on the first date on which (i) the Company receives in any transaction or series of transactions any equity or debt financing of at least $50.0 million or (ii) Vogo receives in any transaction or series of transactions any equity or debt financing of at least $5.0 million. See Note 5 for further discussion.

     In August 1999, the Company issued 30 shares of Series K Cumulative Convertible Preferred Stock ("Series K Preferred Stock") in exchange for its Series G Preferred Stock held by the seller of Connectsoft. (See Note 10 for further discussion).

     Swiftcall

     In July 1999, the Company acquired all the common stock of Swiftcall, a privately-held telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall. The aggregate purchase price equaled $3.3 million, due in two equal payments on December 3, 1999 and June 1, 2000. The agreement provided that payments could be made at the option of the Company, in whole or in
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

part, (i) in cash or (ii) in stock, by issuing to the stockholder of Swiftcall the number of shares of common stock of the Company equal to the first payment amount or the second payment amount, as the case may be, divided by the market price as defined. On August 12, 1999, the Company elected to make both payments by issuing common stock. In December 1999, the Company issued 526,063 shares of common stock valued at $1,645,000 as payment for the first of the two installment payments. The final payment is payable June 1, 2000 in shares of common stock.

     As part of the transaction, the former stockholder of Swiftcall, who also owns VIP Communications, Inc., ("VIP") a calling card company in Herndon, Virginia, agreed to cause VIP to purchase services from the Company, of the type presently being purchased by VIP from the Company's IDX subsidiary, which results in revenue to the Company of at least $500,000 during the 12 months ending August 3, 2000. Any revenue shortfall will be paid by a reduction in the number of shares of common stock issued to the Swiftcall Stockholder. The Company may deposit the applicable portion of the second payment of the purchase price of shares of common stock into escrow on June 1, 2000 if it appears that there will be a revenue shortfall under the arrangement with VIP.

     The acquisition was accounted for using the purchase method of accounting. The financial statements of the Company reflect the final allocation of the purchase price based on appraisals performed by a third party. The final allocation resulted in acquired property and equipment valued at approximately $5.1 million that is being depreciated on a straight-line basis over seven years.

     iGlobe

     Effective August 1, 1999, the Company assumed operational control of Highpoint, owned by Highpoint Telecommunications, Inc. ("HGP"). On October 14, 1999, substantially all of the operating assets of Highpoint were transferred to iGlobe, a newly formed subsidiary of HGP, and the Company acquired all of the issued and outstanding common stock of iGlobe for a value of approximately $9.9 million. In July 1999, the Company and Highpoint agreed that the Company would manage the business of iGlobe and would take responsibility for the ongoing financial condition of iGlobe from August 1, 1999, pursuant to a Transition Services and Management Agreement ("TSA"). Pursuant to this agreement, HGP financed working capital through the closing date to iGlobe for which the Company issued a short term note payable of $1.8 million (see Note 5). The acquisition closed October 14, 1999. The purchase price consisted of (i) one share of 20% Series M Convertible Preferred Stock ("Series M Preferred Stock") valued at $9.6 million (see Note 10 for further discussion), (ii) direct acquisition costs of approximately $0.3 million; and (iii) HGP was given a non-voting beneficial 20% interest of the equity interest subscribed or held by the Company in a yet-to-be-completed joint venture known as IP Solutions B.V.

     The acquisition was accounted for using the purchase method of accounting. This initial preliminary purchase price allocation based on management's review and third party appraisals has resulted in goodwill of $1.8 million and acquired intangibles of $2.4 million related to a customer base, licenses and operating agreements, a sales agreement and an assembled workforce. Goodwill is being amortized on a straight-line basis over seven years. The acquired intangibles are being amortized on a straight-line basis over the estimated useful lives of three years. The Company will determine the final purchase price allocation based on completion of management's review.

     ORS

     In September 1999, the Company acquired control of ORS from its sole stockholder, Oasis. The Company and Oasis formed eGlobe/Oasis Reservations LLC, ("LLC"), which is responsible for conducting the business operations of ORS. The Company manages and controls the LLC and receives 90% of the profits and losses from ORS' business. The LLC was funded by contributions effected by the members under a Contribution Agreement ("Contribution Agreement"). Oasis contributed all the outstanding shares of ORS
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

valued at approximately $2.3 million as its contribution to the LLC. The Company contributed 1.5 million shares of its common stock valued at $3.0 million on the date of issuance and warrants to purchase additional shares of its common stock to the LLC. The warrants are exercisable for the shares of common stock as discussed below:

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

       (c) shares up to $2.0 million of the Company's common stock, subject to adjustment based upon ORS achieving certain revenue and EBITDA targets during the measurement period of August 1, 1999 to January 31, 2000, provided however, that Oasis may select a different period if: (i) ORS obtains a new customer contract at any time between the closing date and March 31, 2000 and (ii) the Company enters into a new contract with a specific customer at any time between the closing date and March 31, 2000. If either of these events occur, then Oasis may select as the measurement period, in its discretion, any of the following; (x) the period from August 1, 1999 to January 31, 2000, (y) the period from September 1, 1999 to February 29, 2000 or (z) the period from October 1, 1999 to March 31, 2000;

       (d) additional shares based upon (1) ORS achieving certain revenue and EBITDA targets, and (2) the Company's share price at the date of registration of the shares for this transaction. Under certain circumstances, these shares may be equal to the greater of (A) 50% of the incremental revenue for the Second Measurement Period (as defined in the agreements) over $9.0 million or (B) four times the incremental Adjusted EBITDA (as defined in the agreements) for the Second Measurement Period over $1.0 million provided, however, that such number of shares shall not exceed the greater of; (i) 1,000,000 shares of the Company's common stock or (ii) that the number of shares of the Company's common stock determined by dividing $8.0 million by the Second Measurement Period Date Market Value (as defined in the agreements); and provided further, that if the basis for issuance of such shares is incremental revenue over $9.0 million then EBITDA for the Second Measurement Period must be at least $1.0 million for the revenue between $9.0 million and $12.0 million or at least $1.5 million for revenue above $12.0 million. In addition, the LLC may receive 0.5 million shares of the Company's common stock if the revenue for the Second Measurement Period is equal to or greater than $37.0 million and the Adjusted EBITDA for the Second Measurement Period is equal to or greater than $5.0 million.

     According to the Operating Agreement, the net profits and net losses of the LLC are allocated 90% to the Company and 10% to Oasis. Proceeds from the sale of the Company's common stock or warrants would be allocated 90% to the Company and 10% to Oasis. Proceeds from the sale of the ORS stock or its assets will be allocated 100% to Oasis until Oasis has received distributions of at least $9.0 million and then 90% to Oasis and 10% to the Company. Pursuant to the LLC's Operating Agreement, the LLC is an interim step to full ownership of ORS by the Company. Once the Company has either raised $10.0 million in new capital or generated three consecutive months of positive cash flow and registered the shares issued in this transaction, the LLC will be dissolved and ORS will become a wholly-owned subsidiary of the Company. Under these circumstances, Oasis would receive the shares of common stock and warrants contributed to the LLC by the Company. Additionally, even if these conditions are not fulfilled, Oasis has the right to redeem its interest in the LLC at any time in exchange for the shares of common stock and the warrants issued to the LLC by eGlobe.

     In January 2000, the Company raised more than $10.0 million in new capital. Once the Company registers the shares issued in this transaction, the LLC will be dissolved and ORS will become a wholly-owned subsidiary of the Company.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     This acquisition was accounted for using the purchase method of accounting. The purchase allocation based on management's review and third party appraisals resulted in goodwill of $0.4 million and acquired intangibles of $1.6 million related to assembled and trained workforce and customer contracts. The goodwill is being amortized on a straight-line basis over seven years. The acquired intangibles are being amortized on a straight-line basis over the estimated useful lives of three to five years. The Company has not determined at this time if certain performance measures have been met. The purchase amount may increase upon resolution of the contingencies discussed earlier.

     As the Company controls the operations of the LLC, the LLC has been included in the Consolidated Financial Statements with Oasis' interest in the LLC recorded as Minority Interest in the LLC.

     In connection with the purchase and installation of equipment and leasehold improvements at ORS' new facility in Miami, Florida, Oasis agreed to loan ORS up to $451,000. The loan is required to be repaid in six equal quarterly principal installments beginning November 30, 1999. The Company guaranteed ORS'
obligations under this loan and granted Oasis a security interest in its ownership interest in the LLC. As of December 31, 1999, there was $451,000 outstanding under this commitment. See Note 5 for further discussion.

     Subsequent to the acquisition, $1.0 million of costs were incurred related to the purchase and installation of equipment and leasehold improvements at this new facility. Of these costs, $0.6 million was paid by Oasis and contributed to the LLC resulting in an increase in the Minority Interest in the LLC.

     Coast

     On December 2, 1999, the Company acquired all the common shares of Coast which was majority owned by the Company's largest stockholder (See Note 7). The purchase consideration valued at approximately $16.7 million consisted of: (a) 16,100 shares of Series O Convertible Preferred Stock ("Series O Preferred Stock") valued at approximately $13.4 million; (b) 882,904 shares of common stock valued at approximately $3.0 million; and (c) direct costs associated with the acquisition of approximately $0.3 million. The Series O Preferred Stock is convertible into a maximum of 3,220,000 shares of common stock. See Note 10 for further discussion.

     The acquisition was accounted for using the purchase method of accounting. The financial statements of the Company reflect the preliminary allocation of the purchase price based on management's review and preliminary third party appraisals. The preliminary purchase price allocation resulted in goodwill of $14.3 million and intangibles of $3.2 million related to the value of certain distribution networks, certain long distance infrastructure, internally developed software and assembled and trained workforce. Goodwill is being amortized on a straight-line basis over seven years, and the acquired intangibles are being amortized on a straight-line basis over the estimated useful lives of five years. The final purchase price allocation has not been finalized pending final third party appraisals and completion of management's review.

     Pro Forma Results of Operations

     The IDX and UCI acquisitions as well as the subsequent increase in the preferred conversion factor for preferred shares originally issued to IDX stockholders, the renegotiations of the terms of the IDX purchase agreement and the 1999 reclassification of acquired goodwill to other identifiable intangibles, are reflected in the following unaudited pro forma consolidated results of operations assuming the acquisitions had occurred at the beginning of the year ended March 31, 1998. The Telekey, Connectsoft, Swiftcall, iGlobe, ORS, and Coast acquisitions, as well as the exchange of the Series G Preferred Stock for the Series K Preferred Stock, are reflected in the following unaudited pro forma consolidated results of operations assuming the acquisitions had occurred at the beginning of the nine month period ended December 31, 1998.

     The unaudited pro forma consolidated results of operations for the year ended March 31, 1998 include IDX's results of operations for the year ended December 31, 1997 and eGlobe's results of operations for the year ended March 31, 1998. The IDX, UCI, Telekey, Connectsoft, Swiftcall, iGlobe, ORS and Coast results of operations for the nine months ended December 31, 1998 are estimated based on annualized results for the year ended December 31, 1998 and seasonal trends in operations.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                        UNAUDITED PRO FORMA RESULTS
                                                         ----------------------------------------------------------
                                                              YEAR ENDED      NINE MONTHS ENDED      YEAR ENDED
                                                          DECEMBER 31, 1999   DECEMBER 31, 1998    MARCH 31, 1998
                                                         ------------------- ------------------- ------------------
  Revenue ..............................................   $   63,157,000      $   48,701,000      $   33,691,000
  Net loss before extraordinary item ...................   $  (62,897,000)     $  (23,218,000)     $  (21,648,000)
  Net loss .............................................   $  (64,798,000)     $  (23,218,000)     $  (21,648,000)
  Net loss attributable to common stockholders .........   $  (73,579,000)     $  (25,897,000)     $  (26,560,000)
  Basic and diluted net loss per share .................   $        (3.02)     $        (1.20)     $        (1.54)

     In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of each respective period, as presented above.

5. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                                                                        DECEMBER 31,
                                                                               ------------------------------
                                                                                    1999            1998
                                                                               -------------   --------------
Promissory note to a telecommunications company, net of unamortized
 discount of $0 and $206,000 (1)............................................    $        --     $ 7,294,000
Promissory notes for acquisition of IDX (2) ................................             --       5,418,000
Promissory note for acquisition of UCI, net of unamortized discount of $0
 and $43,000 (3)............................................................        250,000         457,000
Promissory note for acquisition of UCI (4) .................................        500,000         500,000
Promissory note to an investor, net of unamortized discount of $0 and
 $26,000 (5)................................................................        282,000         224,000
8% mortgage note, payable monthly, including interest through March 2010, with an April 2010 balloon payment; secured by deed of trust on the
 related land and building .................................................        299,000         305,000
Promissory note of Telekey payable to a telecommunication company (6).......        454,000              --
Promissory note for acquisition of Connectsoft (7) .........................        500,000              --
Promissory note for acquisition of Telekey (8) .............................         25,000              --
Promissory note due to seller of iGlobe (9) ................................      1,831,000              --
Promissory note due to seller of ORS (10) ..................................        451,000              --
Capitalized lease obligations (11) .........................................      5,750,000         724,000
                                                                                -----------     -----------
Total ......................................................................     10,342,000      14,922,000
Less current maturities, net of unamortized discount of $0 and $275,000.....      6,813,000      13,685,000
                                                                                -----------     -----------
Total notes payable and long-term debt .....................................    $ 3,529,000     $ 1,237,000
                                                                                ===========     ===========

----------
(1) In February 1998, the Company borrowed $7.5 million from a telecommunications company. The note was unsecured and bore interest at 8.875%. In connection with this transaction, the lender was granted warrants expiring February 23, 2001 to purchase 500,000 shares of the Company's common stock at a price of $3.03 per share. The value of approximately $0.5 million assigned to such warrants when granted in connection with the above note agreement was recorded as a discount to long-term debt and amortized over the term of the note as interest expense. In January 1999, pursuant to the anti-dilution provisions of the loan agreement, the exercise price of the warrants was adjusted to $1.5125 per share, resulting in additional debt discount of $0.2 million. This amount was amortized over the remaining term of the note. In July 1999, this note plus accrued interest was repaid and the remaining unamortized discount was recorded as interest expense.

                                  eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) In connection with the IDX acquisition, the Company originally issued $5.0 million unsecured convertible subordinated promissory notes and a $418,000 convertible subordinated promissory note for accrued but unpaid dividends owed by IDX. The notes bore interest at LIBOR plus 2.5%. Each of the notes, plus accrued interest, could be paid in cash or shares of the Company's common stock, at the sole discretion of the Company. In March 1999, the Company elected to pay the first note, which had a face value of $1.0 million, plus accrued interest, in shares of common stock and issued 431,729 shares of common stock to discharge this indebtedness. In connection with the discharge of this indebtedness, the IDX stockholders were granted warrants expiring March 23, 2002 to purchase 43,173 shares of the Company's common stock at a price of $2.37 per share. The value assigned to the warrants of $62,000 was recorded as interest expense in March 1999.

    In July 1999, the Company renegotiated the terms of the purchase agreement with the IDX stockholders. As a result of the renegotiations, the Company exchanged the remaining notes payable totaling $4.0 million for 400,000 shares of Series I Preferred Stock valued at $4.0 million. In addition, the maturity date of the $418,000 note was extended and repaid in August 1999 with 140,599 shares of common stock. See Notes 4 and 10 for further discussion.

(3) On December 31, 1998, the Company acquired UCI. In connection with this transaction, the Company issued a $0.5 million unsecured promissory note bearing interest at 8% with principal and interest originally due June 27, 1999. In connection with the note, UCI was granted warrants expiring in December 31, 2003 to purchase 50,000 shares of the Company's common stock at a price of $1.63 per share. The value assigned to the warrants of $43,000 was recorded as a discount to the note and was amortized through June 1999 as additional interest expense. In August 1999, the Company completed renegotiation of the terms of this note pursuant to which the Company paid $250,000 in November 1999 with the remaining $250,000 plus accrued interest payable on December 31, 1999. The remaining note was paid in full subsequent to year end.

(4) In connection with the UCI acquisition, the Company issued a $0.5 million unsecured promissory note with 8% interest payable monthly due no later than September 30, 2000.

(5) In September 1998, a subsidiary of the Company entered into a 12% unsecured bridge loan agreement with an investor for $250,000 and the proceeds were advanced to Connectsoft, a company acquired in September 1999 as discussed in Note 4. In connection with this transaction, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.00 per share. The value assigned to the warrants of $34,000 was recorded as a discount to the note and has been fully amortized as of December 31, 1999 as additional interest expense. As part of the acquisition of Connectsoft, the Company renegotiated the terms of this note with the investor in July 1999. Pursuant to the renegotiations, the original note was replaced with a new note due September 12, 1999 representing principal plus accrued interest due on the original note. In connection with this new note, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.82 per share. The value of $34,000 assigned to the warrants was recorded as a discount to the note and amortized over the term of the loan. In December 1999, the lender extended the note and was granted warrants to purchase 10,000 shares of the Company's common stock at a price of $2.82 per share. The value of $15,000 was recorded as interest expense in December 1999. On January 28, 2000, the Company paid the principal and interest in full.

(6) Telekey has an outstanding promissory note for $454,000 bearing interest, payable quarterly at 10% with principal due on December 31, 2000. The note is secured by certain assets of the previous stockholders of Telekey.

(7) In connection with the acquisition of Connectsoft, the Company issued a $0.5 million note to the seller. The note bears interest at a variable rate (8.5% at December 31, 1999) and principal and interest payments are due in twelve equal monthly payments commencing on September 1, 1999. The remaining principal and accrued interest also become due on the first date on which
    (i) the Company receives in any transaction or series of transactions any equity or debt financing of at least $50.0 million or (ii) Vogo receives in any transaction or series of transactions any equity or debt financing of at least $5.0 million. The note is secured by all the acquired assets and property of Connectsoft. The Company repaid the note and accrued interest subsequent to December 31, 1999.

(8) In connection with the acquisition of Telekey, the Company issued an unsecured, non-interest-bearing note for $150,000. Principal payments are due in equal monthly payments through February 2000. Telekey also had a $1.0 million line of credit due on demand and bearing interest at a variable rate to facilitate operational financing needs. The line of credit was personally guaranteed by previous stockholders of Telekey and was due on demand. This line of credit expired in October 1999 and the balance was repaid on November 2, 1999.

(9) Effective August 1, 1999, the Company acquired iGlobe. In connection with this transaction, Highpoint financed working capital for iGlobe through the closing date for which the Company has issued an unsecured note payable for approximately $1.8 million which was subject to adjustment. The outstanding past due balance bears interest at 15% per annum. As of March 24, 2000, the Company has repaid $713,000 of the note and the parties are currently negotiating payment terms on the remaining balance.

(10) In connection with the purchase of ORS, the seller loaned ORS up to $451,000 which was used to purchase and install equipment and leasehold improvements at ORS' new facility in Miami, Florida. The note bears interest at 7% and principal and interest are due in six equal quarterly installments beginning November 30, 1999. The Company guaranteed ORS' obligations under this loan and granted the seller a security interest in its ownership interest in the LLC.

(11) During 1999, the Company acquired certain capital lease obligations of approximately $5.0 million through its acquisitions of Telekey, Connectsoft, iGlobe and Coast as discussed in Note 4. The Company is committed under various capital leases for certain property and equipment. These leases are for terms of 18 months to 36 months and bear interest ranging from 8.52% to 28.0%. Accumulated depreciation on equipment held under capital leases was $1,395,000 and $150,000 at December 31, 1999 and 1998, respectively.

     Notes payable, future maturities of long-term debt and future minimum lease payments under capital lease obligations at December 31, 1999 are as follows:

                                             NOTES PAYABLE
                                                  AND
         YEARS ENDING DECEMBER 31,          LONG-TERM DEBT   CAPITAL LEASES       TOTAL
------------------------------------------ ---------------- ---------------- --------------
       2000 ..............................    $ 4,225,000      $ 3,252,000    $ 7,477,000
       2001 ..............................         84,000        2,427,000      2,511,000
       2002 ..............................          9,000          915,000        924,000
       2003 ..............................          9,000               --          9,000
       2004 ..............................         10,000               --         10,000
       Thereafter ........................        255,000               --        255,000
                                              -----------      -----------    -----------
       Total payments ....................      4,592,000        6,594,000     11,186,000
       Less amounts representing interest              --          844,000        844,000
                                              -----------      -----------    -----------
       Principal payments ................      4,592,000        5,750,000     10,342,000
       Less current maturities ...........      4,225,000        2,588,000      6,813,000
                                              -----------      -----------    -----------
       Total long-term debt ..............    $   367,000      $ 3,162,000    $ 3,529,000
                                              ===========      ===========    ===========

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. EARNINGS (LOSS) PER SHARE

     Earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic earnings (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are calculated as net income (loss) divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options of 5,245,468, 2,538,159 and 2,020,822 and warrants of 9,188,974, 4,093,167 and
1,391,667 were not included in diluted earnings (loss) per share for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively, as the effect was antidilutive due to the Company recording a loss for these periods. In addition, convertible preferred stock, including dividends payable in shares of common stock, stock to be issued, and convertible subordinated promissory notes convertible into 26,223,940 and 5,323,926 shares of common stock were not included in diluted earnings (loss) per share for the year ended December 31, 1999 and for the nine month period ended December 31, 1998, respectively, due to the loss for the periods. There was no convertible preferred stock or convertible debt outstanding at March 31, 1998.

     Subsequent to December 31, 1999, the Company issued additional preferred stock and warrants convertible into shares of common stock. See Note 10 for discussion. Also, the Company renegotiated the terms of a preferred stock issuance and certain preferred stock was converted into common stock (See Note 16 for discussion). The shares of common stock and the contingent warrants held by the LLC are not included in the computation of basic and diluted loss per share.

                                                                 YEAR                 NINE                YEAR
                                                                 ENDED            MONTHS ENDED            ENDED
                                                             DECEMBER 31,         DECEMBER 31,          MARCH 31,
                                                                 1999                 1998                1998
                                                          ------------------   -----------------   ------------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
 NUMERATOR
 Net loss before extraordinary item ...................     $  (49,567,000)      $  (7,090,000)      $  (13,290,000)
 Preferred stock dividends ............................        (11,930,000)                 --                   --
                                                            --------------       -------------       --------------
 Net loss before extraordinary item attributable to
   common stockholders ................................        (61,497,000)         (7,090,000)         (13,290,000)
 Loss on early retirement of debt .....................         (1,901,000)                 --                   --
                                                            --------------       -------------       --------------
 Net loss attributable to common stockholders .........     $  (63,398,000)      $  (7,090,000)      $  (13,290,000)
                                                            ==============       =============       ==============
 DENOMINATOR
 Weighted average shares outstanding ..................         20,610,548          17,736,654           17,082,495
                                                            ==============       =============       ==============
 PER SHARE AMOUNTS (BASIC AND DILUTED)
 Net loss before extraordinary item ...................     $        (2.99)      $       (0.40)      $        (0.78)
 Loss on early retirement of debt .....................            (  0.09)                 --                   --
                                                            --------------       -------------       --------------
 Net loss per share ...................................     $        (3.08)      $       (0.40)      $        (0.78)
                                                            ==============       =============       ==============

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS

     Notes payable and long-term debt

     Notes payable and long-term debt with related parties consist of the following:

                                                                                       DECEMBER 31,
                                                                               ----------------------------
                                                                                    1999           1998
Accounts receivable revolving credit note (1) ..............................   $ 1,058,000     $      --
Secured notes, net of unamortized discount of $7,128,000 and $0 (1) ........     7,806,000            --
Promissory note of Coast (2) ...............................................     3,000,000            --
Promissory note of Coast (2) ...............................................       250,000            --
Promissory note payable to a stockholder, net of unamortized discount of
 $137,000 and $46,000 (3)...................................................       863,000       954,000
Short-term loan from two officers and an investor (4) ......................            --       200,000
                                                                               -----------     ---------
Total, net of unamortized discount of $7,265,000 and $46,000................    12,977,000     1,154,000
Less current maturities, net of unamortized discount of $2,988,000 and
 $46,000....................................................................     4,676,000     1,154,000
                                                                               -----------     ---------
Total long-term debt, net of unamortized discount of $4,277,000 and $0......   $ 8,301,000     $      --
                                                                               ===========     =========

----------
(1) In April 1999, the Company entered into a loan and note purchase agreement with EXTL Investors ("EXTL"), which together with its affiliates is the Company's largest stockholder. Under the terms of this Loan and Note Purchase Agreement ("Agreement"), in April 1999, the Company initially received an unsecured loan ("Loan") of $7.0 million bearing interest at 8% payable monthly with principal and remaining interest due on the earlier of
    (i) April 2000, (ii) the date of closing of an offering by the Company from which the Company received net proceeds of $30.0 million or more, or (iii) the closing of the $20.0 million purchase of the Company's 5% Secured Notes. As additional consideration, EXTL received warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.01 per share, of which 500,000 warrants were immediately exercisable and 1,000,000 warrants were exercisable only in the event that the stockholders did not approve the repayment of the $20.0 million credit facility committed by EXTL in shares of the Company's common stock and grant of warrants to purchase 5,000,000 shares of the Company's common stock or the Company elected not to draw it down. The 1,000,000 warrants did not become exercisable because both the stockholder approval was received and the Company elected to draw down the funds as discussed below.

    The value of approximately $2.9 million assigned to the 500,000 warrants was recorded as a discount to the note payable and amortized through July 1999 when the note was repaid.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Under the Agreement, in July 1999, the Lender purchased $20.0 million of 5% Secured Notes ("Notes") dated June 30, 1999 at the Company's request. The transactions contemplated by the Agreement were approved by the Company's stockholders at the annual stockholders meeting in June 1999. The initial $7.0 million note was repaid from the proceeds of the Notes along with accrued interest of $0.1 million.

    As additional consideration for the Notes, EXTL was granted warrants vesting over two years and expiring in three years, to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The value assigned such warrants of approximately $10.7 million was recorded as a discount to the Notes and is being amortized over the term of the Notes as additional interest expense.

    Principal and interest on the Notes are payable over three years in monthly installments commencing August 1, 1999 with a balloon payment for the remaining balance due on the earlier to occur of (i) June 30, 2002, or (ii) the date of closing of an offering ("Qualified Offering") by the Company of debt or equity securities, in a single transaction or series of related transactions, from which the Company receives net proceeds of $100.0 million or more. Alternatively, the Company may elect to pay up to 50% of the original principal amount of the Notes in shares of the Company's common stock, at its option, if: (i) the closing price of the Company's common stock is $8.00 or more per share for more than 15 consecutive trading days;
    (ii) the Company completes a public offering of equity securities at a price of at least $5.00 per share and with proceeds of at least $30.0 million; or
    (iii) the Company completes an offering of securities with proceeds in excess of $100.0 million.

    Also, under the Agreement, EXTL agreed to make advances to the Company under a 5% Accounts Receivable Revolving Credit Note ("Revolver") for an amount up to the lesser of (1) 50% of eligible receivables (as defined) or (2) the aggregate amount of principal that has been repaid to date ($1,066,000 as of December 31, 1999). Interest payments are due monthly with the unpaid principal and interest on the Revolver due on the earliest to occur of (i) the third anniversary of the agreement, June 30, 2002, or (ii) the date of closing of a Qualified Offering as defined above.

    In August 1999, the Company and EXTL agreed to exchange $4.0 million of the Notes for 40 shares of Series J Cumulative Convertible Preferred Stock ("Series J Preferred"). At the date of exchange, the carrying value of the $4.0 million Notes, net of the unamortized discount of approximately $1.9 million, was approximately $2.1 million. The excess of the fair value of the Series J Preferred Stock of $4.0 million over the carrying value of the Notes of $1.9 million was recorded as an extraordinary loss on early retirement of debt. The transaction does not result in a tax benefit to the Company. As a result of this agreement, the $4.0 million is not subject to redraw under the Revolver. (See Note 10 for further discussion.)

    These Notes and Revolver are secured by substantially all of the Company's existing operating assets and the Company's and IDX's accounts receivables--the Company can pursue certain additional permitted financing, including equipment and facilities financing, for certain capital expenditures. The Agreement contains certain debt covenants and restrictions by and on the Company, as defined. The Company was in arrears on a scheduled principal payment under this debt facility as of December 31, 1999 for which it received a waiver from EXTL through January 1, 2001. In addition the Company was in default under certain of its other debt agreements as a result of non-payments of scheduled payments at December 31, 1999 and obtained a waiver through February 14, 2000 from EXTL. The Company repaid these other notes by February 14, 2000. The Company was technically in default under the Notes due to the Company's assumption of the Coast notes, as discussed below in (2). However, in April 2000, the Agreement was amended and this event of default was permanently cured as discussed in Note 18.

(2) Coast, acquired in December 1999, has two outstanding unsecured promissory notes with an affiliate of EXTL for $3.0 million and $250,000. The notes bear interest at a variable rate (10% at December 31, 1999) and 11%, respectively. Interest on both notes is payable monthly with the principal due July 1, 2000 and November 29, 2000, respectively. A change of control is considered an event of default under the existing $3.0 million note. In April 2000, this agreement was amended and the event of default was permanently cured as discussed in Note 18.

(3) In June 1998, the Company borrowed $1.0 million from an existing stockholder under an 8.875% unsecured note. In connection with this transaction, the lender was granted warrants expiring September 2001 to purchase 67,000 shares of the Company's common stock at a price of $3.03 per share. The stockholder also received as consideration for the loan, the repricing and extension of an existing warrant for 55,000 shares exercisable before February 2001 at a price of $3.75 per share. The value assigned to such warrants, including the revision of terms, of approximately $69,000, was recorded as a discount to the note payable and was amortized over the term of the note as interest expense through December 31, 1999. In January 1999, the exercise price of the 122,000 warrants was lowered to $1.5125 per share and the expiration dates were extended through January 31, 2002. The value of $57,000 assigned to the revision in terms was recorded as additional debt discount and was amortized as interest expense through December 31, 1999.

    In August 1999, the Company entered into a stock purchase agreement with the lender. Under this agreement, the lender agreed to purchase 160,257 shares of common stock of the Company at a price per share of $1.56 and received a warrant to purchase 60,000 shares of common stock of the Company at a price per share of $1.00. Additionally, the lender acquired an option to exchange the principal of the note (up to a maximum amount of $500,000) for: (1) shares of common stock of the
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Company at a price per share of $1.56 and (2) warrants to purchase shares of common stock of the Company at a price of $1.00 (60,000 shares per $250,000 of debt exchanged). The value of the maximum number of warrants that would be issued upon exercise of the option of approximately $71,000 was recorded as additional debt discount and was amortized as interest expense through December 31, 1999.

    Effective December 16, 1999 the Company and the lender extended the maturity date of the note to April 18, 2000 and increased the interest rate on the balance outstanding from December 18, 1999 to maturity to 14%. Additionally, the option to exchange up to 50% of the principal balance for shares of common stock was increased to 75% under the same terms as discussed earlier. As a result, the value of the additional 60,000 warrants that would be issued upon exercise of the option of $137,000 was recorded as additional debt discount and will be amortized as interest expense through April 18, 2000. The value of $313,000 related to the excess of the market value of the Company's common stock over the conversion price under the option was recorded as interest expense because the debt is convertible at the election of the lender until April 2000.

    During 1999, the same stockholder loaned $0.2 million to the Company for short term needs. This note was converted into 125,000 shares of common stock during 1999. Upon conversion, the stockholder was issued warrants to purchase 40,000 shares of common stock at an exercise price of $1.60 per share and warrants to purchase 40,000 shares of common stock at an exercise price of $1.00 per share. The value of $102,000 related to these warrants was recorded as interest expense.

(4) On December 31, 1998, two officers of the Company each loaned $50,000 and an investor loaned $100,000 to the Company for short term needs. The loans were repaid in 1999.

     Future maturities of notes payable and long-term debt with related parties at December 31, 1999 are as follows:

                   YEARS ENDING DECEMBER 31,                          TOTAL
--------------------------------------------------------------   --------------
       2000 ..................................................    $ 7,664,000
       2001 ..................................................      3,076,000
       2002 ..................................................      9,502,000
                                                                  -----------
       Total principal payments ..............................     20,242,000
       Less unamortized discount .............................      7,265,000
                                                                  -----------
       Total debt ............................................     12,977,000
       Less current maturities, net of unamortized discount of
        $2,988,000............................................      4,676,000
                                                                  -----------
       Total long-term debt, net of unamortized discount of
        $4,277,000............................................    $ 8,301,000
                                                                  ===========

     Settlement with Principal Stockholder

     In November 1998, the Company reached an agreement with its former chairman, Mr. Ronald Jensen, who at the time was also the Company's largest stockholder. Mr. Jensen is also a member of EXTL, the Company's current largest stockholder. The agreement concerned settlement of his unreimbursed costs and other potential claims.

     Mr. Jensen had purchased $7.5 million of eGlobe's common stock in a private placement in June 1997 and later was elected Chairman of the Board of Directors. After approximately three months, Mr. Jensen resigned his position citing both other business demands and the demands presented by the challenges of the Company. During his tenure as Chairman, Mr. Jensen incurred staff and other costs, which were not billed to the Company. Also, Mr. Jensen subsequently communicated with the Company's current management indicating that there were a number of issues raised during his involvement with the Company relating to the provisions of his share purchase agreement which could result in claims against the Company.

     In order to resolve all current and potential issues, Mr. Jensen and the Company agreed to exchange his current holding of 1,425,000 shares of common stock for 75 shares of 8% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), which management estimated to have a fair market value of approximately $3.4 million and a face value of $7.5 million. The terms of the Series C Preferred Stock permitted Mr. Jensen to convert the face value of the preferred stock to common stock
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

at 90% of the market price, subject to a minimum conversion price of $4.00 per share and a maximum of $6.00 per share. The difference between the estimated fair value of the preferred stock issued and the market value of the common stock surrendered resulted in a non-cash charge to the Company's statement of operations of approximately $1.0 million in the nine months ended December 31, 1998.

     In February 1999, contemporaneous with the Company's issuance of Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Stock") to EXTL which is discussed below, the terms of the Series C Preferred Stock were amended and the Company issued 3,000,000 shares of common stock in exchange for the 75 shares of outstanding Series C Preferred Stock (convertible into 1,875,000 shares of common stock on the exchange date). The market value of the 1,125,000 incremental shares of common stock issued was recorded as a preferred stock dividend of approximately $2.2 million. See Note 10 for further discussion.

     Preferred Stock Issuances

     In February 1999, the Company issued 50 shares of Series E Preferred Stock to the Company's largest stockholder for $5.0 million. See Note 10 for further discussion.

     As discussed earlier, in August 1999, the Company issued 40 shares of Series J Preferred Stock as prepayment of $4.0 million of the Secured Notes. See
Note 10 for further discussion.

     Acquisition of Companies

     In December 1999, the Company acquired Coast, which was majority owned by Mr. Jensen. See Note 4 for further discussion. In addition, Coast has outstanding promissory notes with an affiliate of EXTL as discussed above.

     Effective August 1, 1999, the Company acquired iGlobe, a wholly-owned subsidiary of HGP. An eGlobe director is the president and chief executive officer of HGP. See Note 4 for further discussion.

     Redeemable Common Stock

     Upon the execution of the Coast merger agreement, one of the Coast stockholders signed an employment agreement with the Company. Under a side letter to the employment agreement, the Company was obligated to repurchase the 247,213 shares of common stock issued to this employee in the Coast acquisition for $700,000 under certain conditions. Accordingly, the redemption value of $700,000 for these shares was reclassified and reflected as Redeemable Common Stock at December 31, 1999. Subsequent to December 31, 1999, this employee waived the redemption feature. As a result, this amount will be reclassified to stockholders' equity in the first quarter of 2000.

                                 eGLOBE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)

8. PROXY RELATED LITIGATION AND SETTLEMENT COSTS

     The Company, its former auditors, certain of its present and former directors and others were defendants in a consolidated securities class action which alleged that certain public filings and reports made by the Company, including its Forms 10-K for the 1991, 1992, 1993 and 1994 fiscal years (i) did not present fairly the financial condition of the Company and its earnings; and
(ii) failed to disclose the role of a consultant to the Company. The Company and its former auditors vigorously opposed the action; however, the Company decided it was in the stockholders' best interest to curtail costly legal proceedings and settle the case.

     Under an Order and Final Judgment entered in this action on September 21, 1998 pursuant to the Stipulation of Settlement dated April 2, 1998, the Company issued 350,000 shares of its common stock into a Settlement Fund that was distributed as of October 1999 among the Class on whose behalf the action was brought.

     As a result of the above action and related matters, the Company recorded $0.1 million and $3.9 million in costs and expenses during the nine months ended December 31, 1998 and the year ended March 31, 1998. Included in the March 31, 1998 amount, is a charge of $3.5 million which represented the value assigned to the 350,000 shares of common stock referred to above, which were valued at $10.00 per share pursuant to the terms of the settlement agreement. Such value related to the Company's obligation under the Stipulation of Settlement to issue additional stock if the market price of the Company's stock was less than $10.00 per share during the defined periods. The Company had no obligation to issue additional stock if its share price is above $10.00 per share for fifteen consecutive days during the two year period after all shares have been distributed to the Class. In March 2000, that condition was satisfied and the Company has no further obligations under the Stipulation of Settlement.

     Additionally, the Company settled with another stockholder related to the same securities class action in May 1998 and issued that stockholder 28,700 shares of common stock at the market price at the date of settlement for a total value of $81,000.

9. OTHER LITIGATION

     In October, 1999, a major telecommunications carrier filed suit against the Company seeking approximately $2.5 million pursuant to various service contracts. The Company disputes the amounts allegedly owed based on erroneous invoices, the quality of service provided and unfair and deceptive billing practices. The Company believes it has substantial counterclaims and is vigorously defending this suit. The ultimate outcome of this litigation cannot be ascertained at this time.

     In July 1999, a certain transmission vendor filed suit against the Company, seeking to collect approximately $300,000. The Company believes it has substantial counterclaims and is vigorously defending this suit based upon breach of contract.

     The Company and its subsidiaries are also parties to various other legal actions and various claims arising in the ordinary course of business. Management of the Company believes that the disposition of the items discussed above and such other actions and claims will not have a material effect on the financial position, operating results or cash flows of the Company.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCKHOLDERS' EQUITY

     Preferred Stock and Redeemable Preferred Stock

     At the June 16, 1999 annual stockholder meeting, a proposal to amend the Company's Certificate of Incorporation to increase the Company's authorized preferred stock to 10,000,000 was approved and adopted. Par value for all preferred stock remained at $.001 per share. In addition, the stockholders also approved and adopted a prohibition on stockholders increasing their percentage of ownership of the Company above 30% of the outstanding stock or 40% on a fully diluted basis other than by a tender offer resulting in the stockholder owning 85% or more of the outstanding common stock. The following is a summary of the Company's series of preferred stock and the amounts authorized and outstanding at December 31, 1999 and 1998:

       Series B Convertible  Preferred Stock,  500,000 shares authorized,  and 0
       and  500,000  shares,   respectively,   issued  and  outstanding  (series
       eliminated in December 1999).

       8%  Series  C  Cumulative   Convertible   Preferred   Stock,  275  shares
       authorized, 0 and 75 shares, respectively, issued and outstanding (series eliminated in December 1999).

       8%  Series  D  Cumulative   Convertible   Preferred   Stock,  125  shares
       authorized, 35 and 0 shares, respectively, issued and outstanding ($3.5 million aggregate liquidation preference) (converted in January 2000).

       8%  Series  E  Cumulative   Convertible   Preferred   Stock,  125  shares
       authorized, 50 and 0 shares, respectively, issued and outstanding (converted on January 31, 2000).

       Series F Convertible Preferred Stock, 2,020,000 authorized, 1,010,000 and 0 shares, respectively, issued and outstanding (converted on January 3, 2000).

       6% Series G Cumulative Convertible Redeemable Preferred Stock, 1 share authorized, no shares issued and outstanding (series eliminated in December 1999).

       Series H Convertible Preferred Stock, 500,000 shares authorized, 500,000 and 0 shares, respectively, issued and outstanding (converted on January 31, 2000).

       Series I Convertible Optional Redemption Preferred Stock, 400,000 shares authorized, 400,000 and 0 shares, respectively, issued and outstanding (150,000 shares converted on February 14, 2000).

       5% Series J Cumulative Convertible Preferred Stock, 40 shares authorized, 40 and 0 shares, respectively, issued and outstanding ($4.0 million aggregate liquidation preference)(converted on January 31, 2000).

       5% Series K Cumulative Convertible Preferred Stock, 30 shares authorized, 30 and 0 shares, respectively, issued and outstanding ($3.0 million aggregate liquidation preference) (converted on January 31, 2000).

       20% Series M Convertible Preferred Stock, 1 share authorized, 1 and 0 share, respectively, issued and outstanding ($9.0 million aggregate liquidation preference).

       8% Series N Cumulative Convertible Preferred Stock, 20,000 shares authorized, 1,535 and 0 shares, respectively, issued and outstanding ($1.5 million liquidation preference) (converted during January 2000).

       Series O Convertible Preferred Stock, 16,100 shares authorized, 16,100 and 0 shares, respectively, issued and outstanding ($16.0 million aggregate liquidation preference).

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following is a detailed discussion of each series of preferred stock outstanding at December 31, 1999 and 1998:

     Series B Convertible Preferred Stock

     On December 2, 1998, the Company issued 500,000 shares of Series B Preferred Stock valued at $3.5 million (value increased an additional $1.5 million in June 1999) in connection with the acquisition of IDX. In July 1999, the Company renegotiated the terms of the IDX purchase agreement with the IDX stockholders. Pursuant to the renegotiations, the Series B Preferred Stock was reacquired by the Company in exchange for 500,000 shares of Series H Preferred Stock. As a result of the exchange agreement, the Company recorded the excess of the fair market value of the new preferred stock over the carrying value of the reacquired preferred stock, as a dividend to the Series B Preferred stockholders of approximately $6.0 million. Pursuant to further renegotiations in December 1999, this dividend was reduced by approximately $1.4 million. (See Note 4 for further discussion).

     8% Series C Cumulative Convertible Preferred Stock

     In November 1998, in connection with a settlement with the Company's largest stockholder (see Note 7), 75 shares of Series C Preferred Stock were issued to Mr. Ronald Jensen in exchange for 1,425,000 shares of common stock. The terms of the Series C Preferred Stock permitted the holders to convert the Series C Preferred Stock into the number of common shares equal to the face value of the preferred stock divided by 90% of the market price, but with a minimum conversion price of $4.00 per share and a maximum conversion price of $6.00 per share, subject to adjustment if the Company issued common stock for less than the conversion price.

     In February 1999, the Company issued 3,000,000 shares of common stock in exchange for the 75 shares of outstanding Series C Preferred Stock. This transaction was contemporaneous with the Company's issuance of Series E Preferred Stock to EXTL, an affiliate of Mr. Jensen, which is discussed below. See Note 7 for discussion of this transaction.

     Series D Cumulative Convertible Preferred Stock

     In January 1999, the Company issued 30 shares of Series D Preferred Stock to a private investment firm for gross proceeds of $3.0 million. The holder agreed to purchase, for $2.0 million, 20 additional shares of Series D Preferred Stock upon registration of the common stock issuable upon conversion of this preferred stock. In connection with this transaction, the Company issued warrants to purchase 112,500 shares of common stock with an exercise price of $0.01 per share and warrants to purchase 60,000 shares of common stock with an exercise price of $1.60 per share.

     Upon the Company's registration in May 1999 of the common stock issuable upon the conversion of the Series D Preferred Stock, the investor purchased 20 additional shares of Series D Preferred Stock and warrants for $2.0 million to purchase 75,000 shares of common stock with an exercise price of $0.01 per share and warrants to purchase 40,000 shares of common stock with an exercise price of $1.60.

     The value of approximately $634,000 assigned to these warrants when granted was originally recorded as a discount to the Series D Preferred Stock. These discounts were amortized as deemed preferred stock dividends over the periods from the dates of the grants to the dates that the Series D Preferred Stock could first be converted into common stock defined as 90 days from issuance. On August 20, 1999, the exercise price of $1.60 for 100,000 warrants was lowered to $1.44 per share. The value assigned to this revision in terms was recorded as a preferred stock dividend. In connection with the revision in terms, the investor exercised the warrants to purchase 100,000 shares at a price of $1.44 per share and warrants to purchase 75,000 shares at $0.01 per share. As of December 31, 1999, warrants to purchase 112,500 shares at $0.01 per share were outstanding.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Due to the Company's failure to consummate a specific merger transaction by May 30, 1999, the Company issued to the investor a warrant exercisable beginning August 1999 to purchase 76,923 shares of common stock with an exercise price of $.01 per share. The value of $250,000 assigned to the warrant was recorded as a preferred stock dividend. The warrant is exercisable for three years. In August 1999, the investor exercised these warrants.

     The Series D Preferred Stock carried an annual dividend of 8%, payable quarterly beginning December 31, 1999. All dividends that would accrue through December 31, 2000 on each share of Series D Preferred Stock are payable in full upon conversion of such share. As a result, dividends through December 31, 2000 were accrued over the period from the issuance date to the date that the Series D Preferred Stock could first be converted by the holder. The Company accrued approximately $477,000 (net of $240,000 included in the 1999 conversion) in cumulative Series D Preferred Stock dividends as of December 31, 1999. The shares of Series D Preferred Stock were convertible, at the holder's option, into shares of the Company's common stock any time after 90 days from issuance at a conversion price equal to $1.60. The shares of Series D Preferred Stock automatically convert into common stock upon the earliest of (i) the first date on which the market price of the common stock is $5.00 or more per share for any 20 consecutive trading days, (ii) the date on which 80% or more of the Series D Preferred Stock has been converted into common stock, or (iii) the date the Company closes a public offering of equity securities at a price of at least $3.00 per share with gross proceeds of at least $20.0 million.

     In December 1999, 15 shares of Series D Preferred Stock were converted into 1,087,500 shares of common stock. Subsequent to December 31, 1999, the remaining 35 shares of Series D Preferred Stock were converted into 2,537,500 shares of common stock. The shares of common stock issued upon conversion of the 50 shares of Series D Preferred Stock included payment for dividends through December 31, 2000.

     Series E Cumulative Convertible Preferred Stock

     In February 1999, the Company issued 50 shares of Series E Preferred Stock to the Company's largest stockholder, for gross proceeds of $5.0 million. The Series E Preferred Stock carried an annual dividend of 8%, payable quarterly beginning December 31, 2000. All dividends that would accrue through December 31, 2000 on each share of Series E Preferred Stock are payable in full upon conversion of such share. As a result, dividends through December 31, 2000 were accrued over the period from the issuance date to the date that the Series E Preferred Stock could first be converted by the holder. The Company accrued approximately $750,000 in Series E Preferred Stock dividends as of December 31, 1999. As additional consideration, the Company issued to the holder three year warrants to purchase 723,000 shares of common stock at $2.125 per share and 277,000 shares of common stock at $0.01 per share. The value of $1.1 million assigned to such warrants was recorded as a deemed dividend when granted because the Series E Preferred Stock was convertible at the election of the holder at the issuance date. In connection with a debt placement concluded in April 1999 (see Note 7), the Series E Preferred Stockholder elected to make such shares convertible; accordingly, such shares were no longer redeemable.

     The shares of Series E Preferred Stock automatically convert into shares of the Company's common stock, on the earliest to occur of (a) the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which the Series E Preferred Stock is outstanding, (b) the date that 80% or more of the Series E Preferred Stock has been converted into common stock, or (c) the Company completes a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to the Company of at least $20.0 million. The initial conversion price for the Series E Preferred Stock is $2.125, subject to adjustment if the Company issues common stock for less than the conversion price.

     On January 31, 2000, the Series E Preferred Stock automatically converted into 2,352,941 shares of common stock because the last reported closing sales price of the Company's common stock was over the required threshold for the requisite number of trading days.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Series F Convertible Preferred Stock

     As discussed in Note 4, in February 1999, the Company completed the acquisition of Telekey. The purchase consideration included the issuance of 1,010,000 shares of Series F Preferred Stock valued at $1,957,000. The Company originally agreed to issue at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred Stock two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives. The 505,000 shares valued at $979,000 are included in stock to be issued in the accompanying consolidated balance sheet.

     The shares of Series F Preferred Stock initially issued automatically convert into shares of common stock on the earlier to occur of (a) the first date as of which the market price is $4.00 or more for any 15 consecutive trading days during any period that the Series F Preferred Stock is outstanding, or (b) July 1, 2001. The Company guaranteed a price of $4.00 per share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred Stock, subject to Telekey's achievement of certain defined revenue and EBITDA objectives.

     On December 31, 1999, the market price of the Company's common stock exceeded $4.00, therefore, no additional shares were issuable. On January 3, 2000, the former stockholders of Telekey converted their combined 1,010,000 shares of Series F Preferred Stock into a total of 1,209,584 shares of common stock.

     In February 2000, the Company reached a preliminary agreement with the former stockholders of Telekey to restructure certain terms of the original acquisition agreement. Such restructuring, which is subject to completion of final documentation, includes an acceleration of the original earn-out provision. See Note 4.

     Series G Cumulative Convertible Redeemable Preferred Stock

     In connection with the purchase of substantially all of the assets of Connectsoft in June 1999, as discussed in Note 4, the Company issued one share of Series G Preferred Stock valued at $3.0 million. The Series G Preferred Stock carried an annual dividend of 6%, payable annually beginning September 30, 2000. In August 1999, the Company issued 30 shares of Series K Preferred Stock in exchange for the one share of Series G Preferred Stock. This exchange is discussed in more detail below.

     Series H Convertible Preferred Stock

     In July 1999, the Company issued 500,000 shares of Series H Preferred Stock originally valued at approximately $11.0 million in exchange for 500,000 shares of Series B Preferred. See Note 4 for discussion of the exchange agreement. The shares of Series H Preferred Stock convert automatically into a maximum of 3,750,000 shares of common stock, subject to adjustment as described below, on January 31, 2000 or earlier if the closing sale price of the common stock is equal to or greater than $6.00 for 15 consecutive trading days. Providing the Series H Preferred Stock had not converted, the Company guaranteed a price of $6.00 per share on January 31, 2000.

     In December 1999, the Company and the IDX stockholders agreed to reduce the preferred stock and warrants consideration paid to the IDX stockholders as discussed in Note 4. As a result of this renegotiation, the value of the shares of Series H Preferred Stock was reduced by $1.4 million. As a result, the shares were convertible into a maximum of 3,262,500 shares at December 31, 1999.

     On January 31, 2000, the shares of Series H Preferred Stock automatically converted into 3,262,500 shares of common stock (reflecting the above adjustment negotiated in December 1999).

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Series I Convertible Optional Redemption Preferred Stock

     In July 1999, the Company issued 400,000 shares of Series I Preferred Stock in exchange for notes payable of $4.0 million due to the IDX stockholders. See
Note 4 for discussion of renegotiations. The Company had the option, which the Company did not exercise, to redeem 150,000 shares of the Series I Preferred Stock prior to February 14, 2000 at a price of $10.00 per share plus 8% of the value of Series I Preferred Stock per annum from December 2, 1998 through the date of redemption. The Company still has an option to redeem 250,000 shares of Series I Preferred Stock prior to July 17, 2000 at a price of $10.00 per share plus 8% of the value of Series I Preferred Stock per annum from December 2, 1998 through the date of redemption for cash, common stock or a combination of the two. Any Series I Preferred Stock not redeemed by the applicable dates discussed above automatically converts into common stock based on a conversion price of $10.00 per share plus 8% per annum of the value of the Series I Preferred Stock from December 2, 1998 through the date of conversion divided by the greater of the average closing price of common stock over the 15 days immediately prior to conversion or $2.00 up to a maximum of 3.9 million shares of common stock. The Company made a written election in August 1999 to pay the 8% of the value in shares of Common Stock upon redemption or conversion.

     On February 14, 2000, 150,000 shares of the Series I Preferred Stock plus the 8% accrual of the value automatically converted into 166,304 shares of common stock.

     Series J Cumulative Convertible Preferred Stock

     In August 1999, the Company reached an agreement with EXTL which was finalized in November 1999 whereby the Company issued to EXTL 40 shares of Series J Preferred Stock valued at $4.0 million as prepayment of $4.0 million of the outstanding $20.0 million Secured Notes issued to EXTL. (See Note 7 for discussion).

     The Series J Preferred Stock carries an annual dividend of 5% which is payable quarterly, beginning December 31, 2000. The Company has accrued approximately $29,000 in cumulative Series J Preferred Stock dividends as of December 31, 1999. The shares of Series J Preferred Stock are convertible, at the holder's option, into shares of the Company's common stock at any time at a conversion price, subject to adjustment for certain defined events, equal to $1.56. The shares of Series J Preferred Stock automatically converts into the Company's Common stock, on the earliest to occur of (i) the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series J Preferred Stock is outstanding, (ii) the date that 80% or more of the Series J Preferred Stock the Company has issued has been converted into the Company's common stock, or (iii) the Company completes a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to the Company of at least $20.0 million.

     On January 31, 2000, the Series J Preferred Stock automatically converted into 2,564,102 shares of common stock because the last reported closing sales price of the Company's common stock was over the required threshold for the requisite number of trading days.

     Series K Cumulative Convertible Preferred Stock

     In August 1999, the Company reached an agreement under which it issued 30 shares of Series K Preferred Stock valued at $3.0 million in exchange for the one share of its Series G Preferred Stock. The carrying value of the Series G Preferred Stock exceeded the fair value of the Series K Preferred Stock because of accrued dividends that were not paid pursuant to the exchange. The excess of $36,000 reduced the loss attributable to common stockholders.

     The Series K Preferred Stock carries an annual dividend of 5% which is payable quarterly, beginning December 31, 2000. All dividends that would accrue through December 31, 2000 on each share of Series K Preferred Stock are payable in full upon conversion of such share. As a result, dividends through
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 2000, were accrued over the period from the issuance date to the date that the Series K Preferred Stock could first be converted by the holder. The Company accrued approximately $200,000 in Series K Preferred Stock cumulative dividends as of December 31, 1999. The shares of Series K Preferred Stock are convertible, at the holder's option, into shares of the Company's common stock at any time at a conversion price equal to $1.56, subject to adjustment for certain defined events. The shares of Series K Preferred Stock automatically convert into the Company's common stock, on the earliest to occur of (i) the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series K Preferred Stock is outstanding, (ii) the date that 80% or more of the Series K Preferred Stock the Company has issued has been converted into the Company's common stock, or (iii) the Company completes a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to the Company of at least $20.0 million.

     On January 31, 2000, the Series K Preferred Stock automatically converted into 1,923,077 shares of common stock because the closing price of the Company's common stock was over the required threshold for the requisite number of trading days.

     Series M Convertible Preferred Stock

     In October 1999, the Company issued one share of Series M Preferred Stock valued at $9.6 million in connection with the acquisition of iGlobe. The one share of Series M Preferred Stock has a liquidation value of $9.0 million and carries an annual cumulative dividend of 20% which will accrue and be payable annually or at conversion in cash or shares of common stock, at the option of the Company. The Company accrued $380,000 in Series M Preferred Stock dividends as of December 31, 1999. The above market dividend resulted in a premium of $643,000 which will be amortized as a deemed preferred dividend stock over the one year period from the issuance date through October 2000. The Series M Preferred Stock is convertible, at the option of the holder, one year after the issue date at a conversion price of $2.385. The Company recorded a dividend on the Series M Preferred Stock of approximately $1.4 million for the beneficial conversion feature based on the excess of the common stock closing price on the effective date of the acquisition over the conversion price. This dividend will be amortized as a deemed preferred dividend over the one year period from the date of issuance.

     The Company has the right, at any time prior to the holder's exercise of its conversion rights, to repurchase the Series M Preferred Stock for cash upon a determination by eGlobe's Board that it has sufficient cash to fund operations and make the purchase. The share of Series M Preferred Stock shall automatically be converted into shares of common stock, based on the then-effective conversion rate, on the earliest to occur of (but no earlier than one year from issuance)
(i) the first date as of which the last reported sales price of the common stock is $5.00 or more for any 10 consecutive trading days during any period in which Series M Preferred Stock is outstanding, (ii) the date that is seven years after the issue date, or (iii) the date upon which the Company closes a public offering of equity securities of the Company at a price of at least $4.00 per share and with gross proceeds of at least $20.0 million.

     Series N Cumulative Convertible Preferred Stock

     During October and November 1999, the Company sold 2,670 shares of 8% Series N Preferred Stock and 304,636 warrants for gross proceeds of $2.7 million. The Series N Preferred Stock carries an 8% annual dividend payable in cash or common stock at the holder's option, or in the absence of an election of the holder, at the election of the Company. The Company accrued $45,000 in Series N Preferred Stock dividends as of December 31, 1999.

     The shares of Series N Preferred Stock are immediately convertible, at the holder's option, into shares of the Company's common stock at a conversion price equal to the greater of $2.125 and 101% of the average closing market price per share of common stock for the 15 trading days prior to the binding
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

commitment of the holder to invest (provided however that no shares of Series N Preferred Stock sold after the first issuance shall have an initial conversion price below the initial conversion of the shares sold at first issuance) or 85% of the market price per share of common stock, computing the market price per share for the purpose of such conversion as equal to the average closing market price per share for the five trading days immediately prior to the conversion date, provided however that the conversion price shall not be greater than the greater of $3.25 or 150% of the initial conversion price. The Company recorded dividends at issuance of approximately $230,000 for the beneficial conversion feature based on the excess of the common stock market price on the date of the issuance over the conversion price.

     The Series N Preferred Stock automatically converts into shares of common stock on the earliest to occur of: (i) the date that is the fifth anniversary of the issuance of Series N Preferred Stock; (ii) the first date as of which the last reported sales price of the common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series N Preferred Stock is outstanding; (iii) the date that 80% or more of the Series N Preferred issued by the Company has been converted into common stock, the holders thereof have agreed with the Company in writing to convert such Series N Preferred Stock into common stock or a combination of the foregoing; or (iv) the Company closes a public offering of equity securities of the Company with gross proceeds of at least $25.0 million.

     The warrants are exercisable one year from issuance and expire three years from issuance. The exercise prices vary from $3 to $5 per share. In addition, the holders may elect to make a cash-less exercise. The value of the warrants of $423,000 was recorded as a dividend at the issuance date because the Series N Preferred Stock is immediately convertible.

     During December 1999, 1,135 shares of Series N Preferred Stock were converted into 457,162 shares of common stock. Subsequent to December 31, 1999, the remaining shares of Series N Preferred Stock outstanding at December 31, 1999 were converted into 375,263 shares of common stock.

     See Note 16 for a discussion of additional shares of Series N Preferred Stock sold and converted subsequent to year end.

     Due to a delay in registering shares of the Company's common stock, in February 2000, the Company issued warrants to certain Series N Preferred Stockholders to purchase 200,000 shares of the Company's common stock at a price per share equal to $7.50. The warrants are exercisable in whole or in part at any time beginning on the date that is one year after the date of issuance until the third anniversary of the date of issuance.

     Series O Convertible Preferred Stock

     In December 1999, the Company issued 16,100 shares of Series O Preferred Stock in connection with the acquisition of Coast. See Note 4 for further discussion. The estimated value of the Series O Preferred Stock of $13.4 million is based upon a preliminary appraisal. The Series O Preferred Stock carries an annual dividend of 10%. All dividends that would accrue through November 30, 2001 on each share of Series O Preferred Stock are payable in full upon conversion of such share. The preliminary appraisal includes a present value of $2.5 million for dividends through November 30, 2001. The difference between the undiscounted value of the dividends and $2.5 million is being accrued as a dividend over the period that the Series O Preferred Stock could first be converted by the holder.

     The shares of Series O Preferred Stock have a liquidation value of $16.1 million and are convertible, at the holder's option, into a maximum 3,220,000 shares of common stock at any time after the later of (a) one year after the date of issuance and (b) the date the Company has received stockholder approval for such conversion and the applicable Hart-Scott-Rodino waiting period has expired or terminated (the "Clearance Date"), at a conversion price equal to $5.00. The shares of Series O Preferred Stock will automatically be converted into shares of common stock, on the earliest to occur of (i) the fifth anniversary of the first issuance of Series O Preferred Stock, (ii) the first date as of which the last reported
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

sales price of common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series O Preferred Stock is outstanding,
(iii) the date that 80% or more of the Series O Preferred Stock the Company issued has been converted into common stock, or (iv) the Company completes a public offering of equity securities with gross proceeds to the Company of at least $25.0 million at a price per share of $5.00. Notwithstanding the foregoing, the Series O Preferred Stock will not be converted into the Company's common stock prior to the Company's receipt of stockholder approval for such conversion, which was obtained at the March 23, 2000 stockholders' meeting, and the expiration or termination of the applicable Hart-Scott-Rodino waiting period. If the events discussed above occur prior to the Clearance Date, the automatic conversion will occur on the Clearance Date.

     On January 26, 2000, the closing sales price of the Company's common stock was $6.00 or more for 15 consecutive trading days and accordingly, on the Clearance Date, the outstanding Series O Preferred Stock will be converted into 3,220,000 shares of common stock.

     Common Stock

     At the March 23, 2000 stockholders' meeting, a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized numbers of shares of common stock available to 200,000,000 was approved and adopted.

     In November 1998, the Company agreed to issue 75 shares of Series C Preferred Stock in exchange for the 1,425,000 shares of common stock originally valued at $7.5 million as described above. As discussed earlier, in February 1999, the Company issued 3,000,000 shares of common stock in exchange for these outstanding shares of Series C Preferred Stock.

     During the nine months ended December 31, 1998 and the year ended March 31, 1998, the Company agreed to issue 28,700 shares valued at $81,000 and 350,000 shares of common stock valued at $3,500,000 in connection with the settlement of litigation. See Note 8 for further discussion. Additionally, in June 1999, the Company issued to a former employee 54,473 shares of the Company's common stock valued at $99,000 in settlement of certain potential claims.

     In December 1998, the Company issued 62,500 shares of common stock valued at $102,000 in the UCI acquisition. During 1999, the Company issued 526,063 shares of common stock amounting to $1,645,000 as payment of the first of two installments under the Swiftcall acquisition agreement, 1.5 million shares of common stock and warrants to purchase additional shares of common stock in connection with its acquisition of control of ORS and 882,904 shares (prior to the reclassification of the value of 247,213 shares reclassified to Redeemable Common Stock valued at $0.7 million as discussed in Note 7) of common stock valued at $2,980,000 in connection with the acquisition of Coast. See Note 4 for discussion of acquisitions.

     In March 1999, the Company elected to pay the IDX $1.0 million promissory note and accrued interest with shares of common stock. The Company issued 431,729 shares of common stock and warrants to purchase 43,173 shares of common stock valued at $1,023,000 to discharge this indebtedness. In July 1999, the Company issued 140,599 shares of common stock valued at $433,000 in repayment of the $418,000 note and related accrued interest related to the IDX acquisition. In addition, in July 1999, the Company repaid a $200,000 note payable with 125,000 shares of common stock valued at $200,000. In connection with this transaction, the Company also issued warrants to purchase 40,000 common shares at an exercise price of $1.60 and a warrant to purchase 40,000 common shares at an exercise price of $1.00 per share. See Notes 4 and 7 for discussion.

     In August 1999, the Company entered into a stock purchase agreement with a long time stockholder and a lender. Under this agreement, for $250,000, the investor purchased 160,257 shares of common stock and warrants to purchase 60,000 shares of common stock at an exercise price of $1.00 per share and the option to exchange the principal of an existing note (up to a maximum amount of $500,000) for shares
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of common stock at a price per share of $1.56 and a warrant to purchase shares of common stock at a price of $1.00 (60,000 per $250,000 of debt exchanged). On December 16, 1999, the lender's option to convert the loan principal outstanding into common stock was increased from a maximum of $500,000 to $750,000 and therefore a maximum of 180,000 warrants can now be issued. (See Note 7 for further discussion).

     On December 23, 1999, the Company entered into a promissory note with a bank, as amended on February 1, 2000, for a principal amount of $14.0 million. In connection with the note agreement, a security and pledge agreement was signed whereby the Company assigned all of its rights to 4,961,000 shares of eGlobe common stock to the lender. The Company and the lender concurrently entered into a stock purchase agreement whereby the lender purchased the shares in exchange for a $30.0 million stock purchase note. However, the lender failed to fund the note on a timely basis and in March 2000, eGlobe advised the lender that they were terminating the agreement and demanded the lender return eGlobe's stock certificates. As of March 24, 2000, the lender has not returned the certificates. Such shares of common stock are included in the outstanding shares at December 31, 1999 at par value.

     In the year ended December 31, 1999, the Company received proceeds of approximately $721,000 from the exercise of warrants to acquire 1,168,518 shares of common stock. No warrants were exercised in the nine months ended December 31, 1998 and the year ended March 31, 1998.

     In the year ended December 31, 1999, and the year ended March 31, 1998, the Company received proceeds of approximately $61,000 and $138,000 from the exercise of options and stock appreciation rights to acquire 39,517 and 18,348 shares of common stock, respectively. No proceeds were received during the nine months ended December 31, 1998.

     Notes Receivable from Stock Sales

     The Company loaned certain of its executive officers money in connection with their exercise of non-qualified stock options in December 1999. The notes receivable of $1,210,000 are full recourse promissory notes bearing interest at 6% and are collateralized by the 430,128 shares of stock issued upon exercise of the stock options. Interest is payable quarterly in arrears and principal is due the earlier of (a) for $177,000 of the notes December 16, 2003 and for $1,033,000 of the notes December 16, 2004 and (b) the date that is 90 days after the date that the employee's employment terminates, unless such termination occurs other than "for cause" (as defined). The employee also agrees to promptly redeem the outstanding note balance or upon the sale of the underlying stock. The notes receivable are shown on the consolidated balance sheet as a reduction to stockholders' equity. These options were not granted under the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan") discussed below.

     Employee Stock Option and Appreciation Rights Plan

     On December 14, 1995, the Board of Directors adopted the Employee Plan, expiring December 15, 2005, reserving for issuance 1,000,000 shares of the Company's common stock. The Employee Plan was amended and restated in its entirety during the year ended March 31, 1998, including an increase in the number of shares available for grant to 1,750,000 representing an increase of 750,000 shares.

     On June 16, 1999, the Company's stockholders adopted an amendment to increase the number of shares of the Company's common stock available for grant to 3,250,000. This increase included the reduction of the number of shares available for issuance under the Company's 1995 Director Stock Option and Appreciation Rights Plan by 400,000 shares. On March 23, 2000, the Company's stockholders adopted an amendment to increase the number of shares of the Company's common stock available for grant to 7,000,000 shares.

     As of December 31, 1999, options outstanding under this Employee Plan exceeded the shares available for grant by 1,995,468 shares. The Board of Directors granted these options to certain executive officers and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. As discussed earlier, stockholder approval was obtained March 23, 2000.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     During the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 3,068,054, 996,941 and 1,677,229, respectively, shares of common stock to its employees under the Employee Plan at exercise prices ranging from $0.01 to $7.67 per share for the year ended December 31,1999, $1.47 to $3.81 per share for the nine months ended December 31, 1998 and $2.32 to $3.12 per share for the year ended March 31, 1998. The employees were also granted SAR's in tandem with the options granted to them in connection with grants prior to December 5, 1997.

     Directors Stock Option and Appreciation Rights Plan

     On December 14, 1995, the Board of Directors adopted the Directors Stock Option and Appreciation Rights Plan (the "Director Plan"), expiring December 14, 2005. There were originally 870,000 shares of the Company's common stock reserved for issuance under the Director Plan. The Director Plan was amended and restated in its entirety during the year ended March 31, 1998 so that it now closely resembles the Employee Plan. In the nine month period ended December 31, 1998, the Director Plan was amended so that grants of options to directors are at the discretion of the Board of Directors or the Compensation Committee. On June 16, 1999, the Company's stockholders approved a transfer of 437,000 shares of common stock previously available for grant under the Director Plan to the Employee Plan. As a result, the number of shares of the Company's common stock available for grant under the Director Plan was reduced to 433,000.

     In November 1997 and April 1998, each director (other than members of the Compensation Committee) was granted an option under the Director Plan, each to purchase 10,000 shares of common stock, with each option being effective for five years commencing on April 1, 1998 and 1999, respectively, and with each option vesting only upon the achievement of certain corporate economic and financial goals. By December 31, 1998, all of these options, totaling 120,000 options, were forfeited because not all of the corporate and financial goals were met. Prior to the amendments to the Director Plan, each director received an automatic grant of ten year options and a corresponding SAR to purchase 10,000 shares of common stock on the third Friday in December in each calendar year. During the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, the Compensation Committee of the Board of Directors confirmed the grant of total options (including options with vesting contingencies, to purchase 300,000, 240,000 and 85,000, respectively, shares of common stock to its directors pursuant to the Company's Director Plan at an exercise price of $2.8125 per share for the year ended December 31, 1999, $1.81 to $3.19 per share for the nine month period ended December 31, 1998 and $2.63 to $2.69 per share for the year ended March 31, 1998. These exercise prices were equal to the fair market value of the shares on the date of grants.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Warrants

     In connection with the issuance of preferred stock, the Board of Directors granted warrants valued at $2,403,000 to purchase an aggregate of 1,669,058 shares of common stock during the year ended December 31, 1999 with exercise prices between $.01 and $5.00 per share. During the nine months ended December 31, 1998, 375,000 contingent warrants were issued. See the above discussion of preferred stock for further information.

     In connection with the issuance of debt, the Board of Directors granted warrants to purchase an aggregate of 5,658,173, 142,000 and 856,667 shares of common stock, respectively, during the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, at exercise prices ranging from $0.001 to $2.82 per share for the year ended December 31, 1999, $2.00 to $3.03 per share for the nine months ended December 31, 1998 and $0.01 to $6.61 per share for year ended March 31, 1998. For the year ended December 31, 1999, the nine month period ended December 31, 1998 and the year ended March 31, 1998, the fair value for these warrants of $14,277,000, $325,000 and $923,000, respectively at the grant date was originally recorded as a discount to the related debt. These discounts are being amortized as additional interest expense over the term of the respective debt using the effective interest method. Additional interest expense relating to these warrants for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 was $5,182,000, $255,000 and $479,000, respectively.
See Notes 5 and 7 for discussion of certain significant transactions.

     During the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, the Board of Directors granted warrants to purchase an aggregate of 826,594, 2,500 and 91,200 shares of common stock, respectively, to non-affiliates at exercise prices ranging from $1.37 to $2.18 per share for the year ended December 31, 1999, $2.00 per share for the nine month period ended December 31, 1998 and $2.75 per share for the year ended March 31, 1998. For the year ended December 31, 1999, the nine month period ended December 31, 1998 and the year ended March 31, 1998, the fair value for these warrants of $1,794,000, $3,000 and $213,000, respectively at the date of grant was recorded based on the underlying transactions. The warrants are exercisable for periods ranging from 12 to 60 months.

     During the year ended December 31, 1999 and the nine months ended December 31, 1998, 3,037,000 and 318,000 of the warrants granted above expired.

     During 1999, in connection with the stock purchase agreement with an existing stockholder and lender, the Company granted warrants to purchase an aggregate of 60,000 shares of common stock during the fiscal year December 31, 1999 with an exercise price of $1.00 per share.

     During the nine months ended December 31, 1998, the Board of Directors granted warrants to purchase an aggregate of 2,500,000 (2,000,000 until stockholder approval) shares of common stock to the stockholders or owners of companies acquired as an element of the purchase price at exercise prices of $0.01 to $1.63. During 1999, the Company renegotiated the IDX purchase agreement whereby the Company reacquired the warrant for 2,500,000 shares of common stock issued in 1998 and granted new warrants to purchase an aggregate of 1,087,500 shares of common stock to the stockholders of IDX at an exercise price of $0.001. These warrants are exercisable contingent upon IDX meeting certain revenue and EBITDA objectives at September 30, 2000 or December 31, 2000. See
Note 4 for further information.

     During 1999, the Board of Directors also issued warrants in connection with the purchase of ORS. The warrants are exercisable for shares of common stock as discussed further in Note 4.

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income (loss) and net earnings (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively: no expected dividend yields for all periods; expected volatility of 55% for the first three quarters of 1999 and 75% for the fourth quarter of 1999, 55% and 55%; risk-free interest rates of 6.00%, 4.51% and 5.82%; and expected lives of 3 years, 3.65 years and 2 years for the Plans and stock awards.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under the accounting provisions for SFAS No. 123, the Company's net loss and loss per share would have been increased by the pro forma amounts indicated below:

                                              YEAR             NINE MONTHS             YEAR
                                              ENDED               ENDED                ENDED
                                          DECEMBER 31,         DECEMBER 31,          MARCH 31,
                                              1999                 1998                1998
                                       ------------------   -----------------   ------------------
Net loss attributable to common
 stockholders
 As reported .......................     $  (63,398,000)      $  (7,090,000)      $  (13,290,000)
 Pro forma .........................     $  (65,081,000)      $  (7,440,000)      $  (13,458,000)
Loss per share -- Basic and Diluted:
 As reported .......................     $        (3.08)      $       (0.40)      $        (0.78)
 Pro forma .........................     $        (3.16)      $       (0.42)      $        (0.79)

     A summary of the status of the Company's stock option plans and options issued outside of these plans as of December 31, 1999 and 1998 and March 31, 1998, and changes during the periods are presented below:

                                                     DECEMBER 31,             DECEMBER 31,              MARCH 31,
                                                         1999                     1998                    1998
                                               ------------------------ ------------------------ -----------------------
                                                              WEIGHTED                 WEIGHTED                 WEIGHTED
                                                               AVERAGE                  AVERAGE                 AVERAGE
                                                 NUMBER OF    EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE
                                                   SHARES       PRICE     OF SHARES      PRICE     OF SHARES     PRICE
                                               ------------- ---------- ------------- ---------- ------------- ---------
Outstanding, beginning of period .............   2,538,159   $ 3.55       2,020,822     $ 3.93     1,263,032    $ 6.70
 Granted .....................................   3,798,182   $ 2.93       1,236,941     $ 2.39     1,762,229    $ 1.85
 Expired .....................................    (621,228)  $ 2.85        (719,604)    $ 2.91      (986,091)   $ 6.87
 Exercised ...................................    (469,645)  $ 2.71              --         --       (18,348)   $ 5.75
                                                 ---------   ------       ---------     ------     ---------    ------
Outstanding, end of period ...................   5,245,468   $ 2.93       2,538,159     $ 3.55     2,020,822    $ 3.93
                                                 =========   ======       =========     ======     =========    ======
Exercisable, end of period ...................   1,881,788   $ 3.02         773,049     $ 5.14       484,193    $ 7.95
                                                 =========   ======       =========     ======     =========    ======
Weighted average fair value of options
 granted during the period at market .........  $     1.41               $     0.83               $     0.99
                                                ==========               ==========               ==========
Weighted average fair value of options
 granted during the period below
 market ......................................  $     3.10               $       --               $       --
                                                ==========               ==========               ==========

     Included in the above table are certain options for which vesting is contingent based on various future performance measures. See earlier discussion under "Employee Stock Option and Appreciation Rights Plan".

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                   OUTSTANDING                        EXERCISABLE
                    -----------------------------------------   -----------------------
                                     WEIGHTED       WEIGHTED                   WEIGHTED
                                     REMAINING       AVERAGE                   AVERAGE
     RANGE OF        NUMBER OF      CONTRACTUAL     EXERCISE     NUMBER OF     EXERCISE
 EXERCISE PRICES       SHARES      LIFE (YEARS)       PRICE        SHARES       PRICE
-----------------   -----------   --------------   ----------   -----------   ---------
  $       0.01           9,885          2.41         $  .01          9,885     $  .01
  $  1.46-2.00         589,833          3.96         $ 1.67        371,858     $ 1.69
  $  2.25-3.16       4,065,135          4.38         $ 2.82      1,104,760     $ 2.66
  $  3.50-4.50         279,666          2.89         $ 4.13         94,336     $ 3.71
  $  5.45-7.67         300,949          2.55         $ 5.89        300,949     $ 5.89
  ------------       ---------          ----         ------      ---------     ------
  $  0.01-7.67       5,245,468          4.14         $ 2.93      1,881,788     $ 3.02
  ============       =========          ====         ======      =========     ======

     A summary of the status of the Company's outstanding warrants as of December 31, 1999 and 1998, and March 31, 1998, and changes during the periods are presented below:

                                               DECEMBER 31,              DECEMBER 31,             MARCH 31,
                                                   1999                      1998                   1998
                                        -------------------------- ------------------------ ---------------------
                                                         WEIGHTED                 WEIGHTED               WEIGHTED
                                                          AVERAGE                  AVERAGE               AVERAGE
                                           NUMBER OF     EXERCISE      NUMBER     EXERCISE     NUMBER    EXERCISE
                                             SHARES        PRICE     OF SHARES      PRICE    OF SHARES    PRICE
                                        --------------- ---------- ------------- ---------- ----------- ---------
Outstanding, beginning of period ......     4,093,167     $ 0.91     1,391,667     $ 4.00      443,800   $ 6.31
 Granted ..............................     9,301,325     $ 1.04     3,019,500     $ 0.12      947,867   $ 2.61
 Expired ..............................    (3,037,000)    $ 0.32      (318,000)    $ 6.90           --   $   --
 Exercised ............................    (1,168,518)    $ 0.62            --     $   --           --   $   --
                                           ----------     ------     ---------     ------      -------   ------
Outstanding, end of period ............     9,188,974     $ 1.35     4,093,167     $ 0.91    1,391,667   $ 4.00
                                           ==========     ======     =========     ======    =========   ======
Exercisable, end of period ............     4,463,507     $ 1.71     1,218,167     $ 3.05    1,391,667   $ 4.00
                                           ==========     ======     =========     ======    =========   ======

     Included in the above table are certain warrants that are contingent based on various future performance measures. (See Note 4).

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about warrants outstanding at December 31, 1999:

                                   OUTSTANDING                        EXERCISABLE
                    -----------------------------------------   -----------------------
                                     WEIGHTED       WEIGHTED                   WEIGHTED
                                     REMAINING       AVERAGE                   AVERAGE
     RANGE OF        NUMBER OF      CONTRACTUAL     EXERCISE     NUMBER OF     EXERCISE
 EXERCISE PRICES       SHARES      LIFE (YEARS)       PRICE        SHARES       PRICE
-----------------   -----------   --------------   ----------   -----------   ---------
 $        .001       1,087,500          1.00        $  .001             --     $   --
 $        .01          404,500          2.29        $  .01         404,500     $  .01
 $  1.00-1.50        5,499,999          2.75        $ 1.04       2,166,667     $ 1.09
 $  1.51-2.18        1,472,500          2.05        $ 1.92       1,472,500     $ 1.92
 $  2.37-3.00          124,761          2.84        $ 2.73          78,173     $ 2.57
 $       5.00          258,047          2.88        $ 5.00              --     $   --
 $  6.00-6.61          341,667          5.76        $ 6.52         341,667     $ 6.52
 -------------       ---------          ----        -------      ---------     ------
 $ 0.001-6.61        9,188,974          2.53        $ 1.35       4,463,507     $ 1.71
 =============       =========          ====        =======      =========     ======

                                  eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company may be required to issue additional warrants under the following circumstances:

       (a) During 1999, the Company entered into a stock agreement with a lender pursuant to which the lender may elect to convert debt in exchange for shares of common stock and warrants to purchase 60,000 shares of common stock at a price per share of $1.00 for each $250,000 (up to a maximum amount of $750,000) of debt exchanged. See Note 7 for further discussion.

       (b) As discussed in Note 4, the Company issued contingent warrants to purchase common stock in the ORS acquisition. These warrants are not included in outstanding warrants because the Company includes the operations of ORS in its consolidated financial statements. Upon the exchange by Oasis of its interest in the LLC for the eGlobe common stock and warrants, these warrants will be included.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. TAXES ON INCOME

     Taxes on income for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, consisted of the following:

                                                         NINE MONTHS
                                         YEAR ENDED         ENDED        YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                            1999            1998            1998
                                      ---------------- -------------- ---------------
       Current:
        Federal .....................  $          --     $       --    $         --
        Foreign .....................             --             --         140,000
        State .......................             --             --              --
        Other .......................             --             --       1,500,000
                                       -------------     ----------    ------------
       Total Current ................             --             --       1,640,000
                                       -------------     ----------    ------------
       Deferred:
        Federal .....................    (16,900,000)      (416,000)     (1,830,000)
        State .......................     (1,499,000)       (37,000)       (163,000)
                                       -------------     ----------    ------------
                                         (18,399,000)      (453,000)     (1,993,000)
       Change in Valuation allowance      18,399,000        453,000       1,993,000
                                       -------------     ----------    ------------
       Total ........................  $          --     $       --    $  1,640,000
                                       =============     ==========    ============

     During the year ended March 31, 1998, the Company undertook a study to simplify its organizational and tax structure and identified potential international tax issues. The Company determined that it had potential tax liabilities and recorded an additional tax provision of $1.5 million to reserve against liabilities. In early 1999, the Company filed with the Internal Revenue Service ("IRS") amended returns for the years ended March 31, 1991 through 1998. In May 1999, the Company was informed by the IRS that all amended returns had been accepted as filed. The eventual outcome of discussions with State Tax Authorities and of any other issues cannot be predicted with certainty.

     As of December 31, 1999 and 1998 and March 31, 1998, the net deferred tax asset recorded and its approximate tax effect consisted of the following:

                                                        DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                                            1999            1998           1998
                                                      ---------------- -------------- --------------
       Net operating loss carryforwards .............  $  20,676,000    $  6,041,000   $  3,496,000
       Expense accruals .............................      1,406,000       1,525,000      1,295,000
       Goodwill and intangible amortization .........      3,626,000              --             --
       Foreign net operating loss carryforwards.             762,000         260,000             --
       Other ........................................        186,000         431,000        269,000
                                                       -------------    ------------   ------------
                                                          26,656,000       8,257,000      5,060,000
       Valuation allowance ..........................    (26,656,000)     (8,257,000)    (5,060,000)
                                                       -------------    ------------   ------------
       Net deferred tax asset .......................  $          --    $         --   $         --
                                                       =============    ============   ============

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The acquisition of IDX in December 1998 included a net deferred tax asset of $2.7 million. This net deferred tax asset consists primarily of U.S. and foreign net operating losses. The acquisition also included a valuation allowance equal to the net deferred tax asset acquired.

     For the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1988, a reconciliation of the United States Federal statutory rate to the effective rate is shown below:

                                                             DECEMBER 31,     DECEMBER 31,      MARCH 31,
                                                                 1999             1998             1998
                                                            --------------   --------------   -------------
       Federal tax (benefit), computed at statutory rate         (34.0)%          (34.0)%          (34.0)%
       State tax (benefit), net of federal tax benefit ..        ( 1.0)           ( 1.0)           ( 1.0)
       Effect of foreign operations .....................          1.2             29.0             19.0
       Amendment to prior year net operating loss
        carryforwards ...................................        ( 5.1)              --               --
       Additional taxes .................................           --               --             13.0
       Change in valuation allowance ....................         35.7              6.0             17.0
       Other ............................................          3.2               --               --
                                                                 -----            -----            -----
       Total ............................................          0.0%             0.0%            14.0%
                                                                 =====            =====            =====

     As of December 31, 1999, the Company has net operating loss carryforwards available of approximately $55.9 million, which can offset future year's U.S. taxable income. Such carryforwards expire in various years through 2019 and are subject as a result of change in ownership to limitation under the Internal Revenue Code of 1986, as amended. The Company also has foreign net operating loss carryforwards in various jurisdictions of approximately $2.0 million, which can offset future year's foreign taxable income. Such carryforwards expire in various years through 2004 and are subject to local limitations on use.

12. SEGMENT INFORMATION

     Operating Segment Information

     Prior to 1999, the Company had primarily one reporting segment - Telecommunications Services. As a result of the 1999 acquisitions and integration of the December 1998 acquisitions, the Company now has four operating reporting segments consisting of Enhanced Services (formerly Telecommunications Services), Network Services, Customer Care and Retail Services. The Company's basis for determining the segments relates to the type of services each segment provides. Enhanced Services includes the unified messaging services, telephone portal services, interactive voice and data services and the card services. Network Services includes low-cost transmission services, voice services (CyberCall and CyberFax) and several other additional services including billing and report generation designed exclusively to support CyberCall and CyberFax. Customer Care Services includes the state-of-art call center, which was part of the Company's acquisition of ORS. Retail Services primarily includes a small North American retail center, which was part of the Company's acquisition of Coast, which was effective December 2, 1999. Segment results reviewed by the Company decision makers do not include general and administrative expenses, interest, depreciation and amortization and other miscellaneous income and expense items. All material intercompany transactions have been eliminated in consolidation. The following table presents operating segment information:

                                    ENHANCED           NETWORK           CUSTOMER          RETAIL
                                    SERVICES         SERVICES(A)           CARE           SERVICES           TOTAL
                                ---------------   -----------------   --------------   --------------   ---------------
FOR THE YEAR ENDING
 DECEMBER 31, 1999
Revenue .....................    $ 20,088,000       $  20,473,000      $ 1,637,000      $  1,001,000     $ 43,199,000
Inter-Segment ...............    $    (22,000)      $  (1,175,000)     $        --      $         --     $ (1,197,000)
                                 ------------       -------------      -----------      ------------     ------------
Total Revenue ...............    $ 20,066,000       $  19,298,000      $ 1,637,000      $  1,001,000     $ 42,002,000
Gross profit (loss) .........    $  2,946,000       $  (3,228,000)     $   308,000      $     65,000     $     91,000
Total Assets ................    $ 38,063,000       $  23,851,000      $ 3,736,000      $ 20,965,000     $ 86,615,000

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                   ENHANCED          NETWORK        CUSTOMER         RETAIL
                                   SERVICES        SERVICES(A)        CARE          SERVICES           TOTAL
                                --------------   ---------------   ----------   ---------------   --------------
FOR THE NINE MONTHS
 ENDING DECEMBER 31, 1998
Revenue .....................    $21,360,000       $   578,000        $ --        $   553,000      $22,491,000
Gross profit (loss) .........    $10,064,000       $  (150,000)       $ --        $   (42,000)     $ 9,872,000
Total Assets ................    $21,697,000       $13,784,000        $ --        $   907,000      $36,388,000
FOR THE YEAR ENDING
 MARCH 31, 1998 .............
Revenue .....................    $31,819,000       $        --        $ --        $ 1,304,000      $33,123,000
Gross profit ................    $13,667,000       $        --        $ --        $   590,000      $14,257,000
Total Assets ................    $21,797,000       $        --        $ --        $ 1,103,000      $22,900,000

(a) In 1998, IDX was included in Enhanced Services (formerly Telecommunication Services).

     Geographic Information

     For purposes of allocating revenues by country, the Company uses the physical location of its customers as its basis. Identifiable Long-Lived Assets include only the tangible assets of the Company. The following table presents information about the Company by geographic area:

                                                                  ASIA
                                               EUROPE           PACIFIC
                                         ----------------- -----------------
FOR THE YEAR ENDING DECEMBER
 31, 1999
Revenue ................................   $   1,554,000     $   7,873,000
Operating Loss .........................   $  (2,095,000)    $  (6,993,000)
Identifiable Long Lived Assets .........   $   4,253,000     $   3,846,000
FOR THE NINE MONTHS ENDING
 DECEMBER 31, 1998

Revenue ................................   $   1,967,000     $   5,949,000
Operating Loss .........................   $    (483,000)    $  (1,460,000)
Identifiable Long Lived Assets .........   $   3,874,000     $   4,076,000
FOR THE YEAR ENDING MARCH 31,
 1998
Revenue ................................   $   3,468,000     $  10,295,000
Operating Loss .........................   $    (597,000)    $  (1,772,000)
Identifiable Long Lived Assets .........   $   2,580,000     $   4,138,000

                                                NORTH
                                               AMERICA
                                             (EXCLUDING           LATIN
                                               MEXICO)           AMERICA           OTHER            TOTALS
                                         ------------------ ----------------- --------------- ------------------
FOR THE YEAR ENDING DECEMBER
 31, 1999
Revenue ................................   $   28,830,000     $   3,485,000     $   260,000     $   42,002,000
Operating Loss .........................   $  (28,271,000)    $  (4,374,000)    $  (222,000)    $  (41,955,000)
Identifiable Long Lived Assets .........   $   14,754,000     $   2,035,000     $ 1,031,000     $   25,919,000
FOR THE NINE MONTHS ENDING
 DECEMBER 31, 1998
z
Revenue ................................   $    9,009,000     $   5,244,000     $   322,000     $   22,491,000
Operating Loss .........................   $   (2,630,000)    $  (1,287,000)    $   (79,000)    $   (5,939,000)
Identifiable Long Lived Assets .........   $    2,708,000     $   1,571,000     $   923,000     $   13,152,000
FOR THE YEAR ENDING MARCH 31,
 1998
Revenue ................................   $   10,062,000     $   8,248,000     $ 1,050,000     $   33,123,000
Operating Loss .........................   $   (1,732,000)    $  (1,419,000)    $  (181,000)    $   (5,701,000)
Identifiable Long Lived Assets .........   $    4,753,000     $     440,000     $        --     $   11,911,000


     Customer Information

     For the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 revenues from significant customers consisted of the following:

                      DECEMBER 31,     DECEMBER 31,     MARCH 31,
                          1999             1998           1998
                     --------------   --------------   ----------
  Customer:
  A ..............          1%              19%           18%
  B ..............          4%              16%           14%
  C ..............          5%              10%           11%
  D ..............         13%               5%            --

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company and certain of its subsidiaries have agreements with certain key employees expiring at varying times over the next three years. The Company's remaining aggregate commitment at December 31, 1999 under such agreements is approximately $3.9 million.

     Carrier Arrangements

     The Company has entered into agreements with certain long-distance carriers in the United States and with telephone utilities in various foreign countries to transmit telephone signals domestically and internationally. The Company is entirely dependent upon the cooperation of the telephone utilities with which it has made arrangements for its operational and certain of its administrative requirements. The Company's arrangements are nonexclusive and take various forms. Although some of these arrangements are embodied in formal contracts, a telephone utility could cease to accommodate the Company's arrangements at any time. The Company does not foresee any threat to existing arrangements with these utilities; however, depending upon the location of the telephone utility, such action could have a material adverse affect on the Company's financial position, operating results or cash flows.

     The Company has a contract with a long-distance telecommunications company to provide telecommunications services for the Company's customers. Under the terms of the agreement, the Company has a minimum usage commitment of $125,000 per month through September 30, 2000. The minimum usage commitment may be decreased in the second and third year of the agreement if the cumulative usage is achieved in the first year of the agreement.

     Reservation Services

     The Company has entered into reservation services contracts with its customers which provide for, among other things, assigning agents to handle reservation call volume. These contracts have initial terms ranging from three months to one year. Either party can terminate the contracts after the initial term, subject to certain conditions contained in the contracts.

     International Regulations

     In certain countries where the Company has current or planned operations, the Company may not have the necessary regulatory approvals to conduct all or part of its voice and fax store-and-forward services. In these jurisdictions, the requirements and level of telecommunications' deregulation is varied, including Internet protocol telephony. Management believes that the degree of active monitoring and enforcement of such regulations is limited. Statutory provisions for penalties vary, but could include fines and/or termination of the Company's operations in the associated jurisdiction. To date, the Company has not been required to comply or been notified that it cannot comply with any material international regulations in order to pursue its existing business activities. In consultation with legal counsel, management has concluded that the likelihood of significant penalties or injunctive relief is remote. There can be no assurance, however, that regulatory action against the Company will not occur.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Telecommunication Lines

     In its normal course of business, the Company enters into agreements for the use of long distance telecommunication lines. As of December 31, 1999, future minimum annual payments under such agreements are as follows:

 YEARS ENDING DECEMBER 31,         TOTAL
---------------------------   --------------
  2000 ..............    $ 6,882,000
  2001 ..............      5,325,000
  2002 ..............      1,803,000
  2003 ..............        157,000
  2004 ..............         75,000
                          ----------
                         $14,242,000
                          ==========

     Lease Agreements

     The Company leases office space and equipment under various operating leases. The Company has subleased some office space to third parties. Future minimum lease payments under the non-cancelable leases and future minimum rentals receivable under the subleases are as follows:

                                  MINIMUM          SUBLEASE
        YEARS ENDING               LEASE            RENTAL
        DECEMBER 31,             PAYMENTS           INCOME            TOTAL
---------------------------   --------------   ---------------   --------------
  2000 ....................    $ 1,531,000       $  (551,000)     $   980,000
  2001 ....................      1,024,000          (227,000)         797,000
  2002 ....................        746,000                --          746,000
  2003 ....................        651,000                --          651,000
  2004 ....................        421,000                --          421,000
  Thereafter ..............        343,000                --          343,000
                               -----------       -----------      -----------
                               $ 4,716,000       $  (778,000)     $ 3,938,000
                               ===========       ===========      ===========

     Rent expense for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 was approximately $1.5 million, $0.5 million, and $0.6 million, respectively. Rent expense for 1999 includes sublease rental income of $0.2 million.

     As a result of the ORS acquisition, the Company leases certain employees from a professional employment organization, which also performs human resource and payroll functions. Total employment lease expense incurred by the Company related to this contract amounted to approximately $1.5 million for the period from acquisition through December 31, 1999.

     Financial Advisory Agreement

     On December 1, 1999, the Company entered into an agreement with an outside investment banking firm to provide financial advisory services. The term of the agreement is for six months, however, it is automatically renewed for an additional six months unless written notice of termination is given. Warrants valued at $1.1 million to purchase common stock were issued as a retainer in January 2000 (See Note 10). Under the agreement, cash fees are payable by the Company for acquisition or disposition transactions, and are based on certain calculated percentages. The Company shall also reimburse the investment banking firm for reasonable out-of-pocket expenses incurred in connection with its services, up to a maximum amount per month.

14. GOVERNMENT REGULATIONS

     The Company is subject to regulation as a telecommunications service provider in some jurisdictions in the United States and abroad. Applicable laws and regulations, and the interpretation of such laws and regulations, differ significantly in those jurisdictions. In addition, the Company or a local partner is required to have licenses or approvals in those countries where it operates and where equipment is installed. The Company may also be affected indirectly by the laws of other jurisdictions that affect foreign carriers with which it does business.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     UNITED STATES FEDERAL REGULATION. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the Federal Communications Commission ("FCC") regulates certain aspects of the telecommunications industry in the United States. The FCC currently requires common carriers providing international telecommunications services to obtain authority under section 214 of the Communications Act. eGlobe and its subsidiaries have section 214 authority and are regulated as non-dominant providers of both international and domestic telecommunications services.

     Any common carrier providing wireline domestic and international service also must file a tariff with the FCC setting forth the terms and conditions under which it provides those services. With few exceptions, common carriers are prohibited from providing telecommunications services to customers under rates, terms, or conditions different from those that appear in a tariff. The FCC has determined that it no longer will require or allow non-dominant providers of domestic services to file tariffs, but instead will require carriers to make their rates publicly available, for example by posting the information on the Internet. But because this so-called "detariffing" decision has been stayed pending appeal to the U.S. Court of Appeals for the District of Columbia Circuit, tariffs are still required. The Company has tariffs on file with the FCC setting forth the rates, terms, and conditions under which it provides domestic and international services.

     In addition to these authorization and tariff requirements, the FCC imposes a number of additional requirements on telecommunications common carriers.

     The FCC's international settlements policy places limits on the arrangements that U.S. international carriers may enter into with foreign carriers that have market power in foreign telecommunications markets. The policy is primarily intended to prevent dominant foreign carriers from playing U.S. carriers against each other to the disadvantage of U.S. carriers and U.S. consumers. The international settlements policy provides that a U.S. carrier that enters into an operating agreement for the exchange of public switched traffic with a dominant foreign carrier must file a copy of that agreement with the FCC. Any such agreement that is materially different from an agreement filed by another carrier on the same international route must be approved by the FCC. Absent FCC approval, no such agreement may provide for the U.S. carrier to receive more than its proportionate share of inbound traffic. Certain competitive routes are exempt from the international settlements policy. The FCC's policies also require U.S. international carriers to negotiate and adopt settlement rates with foreign correspondents that are at or below certain benchmark rates.

     The FCC's rules also prohibit a U.S. carrier from accepting a "special concession" from any dominant foreign carrier. The FCC defines a "special concession" as an exclusive arrangement (i.e., one not offered to similarly situated U.S. carriers) involving services, facilities, or functions on the foreign end of a U.S. international route that are necessary for providing basic telecommunications.

     The regulation of IP telephony in the United States is still evolving. The FCC has stated that some forms of IP telephony appear to be similar to "traditional" common carrier service and may be regulated as such, but the FCC has not decided whether some other IP services are unregulated "information services" or are subject to regulation. In addition, several efforts have been made to enact U.S. federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions also may retain jurisdiction over intrastate IP services and could initiate proceedings to regulate such services. As these decisions are made, the Company could become subject to regulation that might eliminate some of the advantages that it now enjoys as a provider of IP-based services.

     Management believes that the regulatory requirements in force today in the United States impose a relatively minimal burden on the Company. Management also believes that some of its network services are not subject to regulation by the FCC or any other state or federal agency; however, there is some risk that the FCC or a state regulator could decide that the network services should require specific
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

authorization or be subject to other regulations. If that were to occur, these regulatory requirements could include prior authorization requirements, tariffing requirements, or the payment of contributors to federal and state subsidy mechanisms applicable to providers of telecommunications services. Some of these contributions could be required whether or not the Company is subject to authorization or tariff requirements.

     OTHER COUNTRIES. Telecommunications activities are subject to government regulation to varying degrees in every country throughout the world. In many countries where the Company operates, equipment cannot be connected to the telephone network without regulatory approval, and therefore installation and operation of the Company's operating platform or other equipment requires such approval. The Company has licenses or other equipment approvals in the jurisdictions where it operates. In most jurisdictions where the Company conducts business, the Company relies on its local partner to obtain the requisite authority. In many countries the Company's local partner is a national telephone company, and in some jurisdictions also is (or is controlled by) the regulatory authority itself.

     Many aspects of the Company's international operations and business expansion plans are subject to foreign government regulations, including currency regulations. Foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on the Company's business opportunities. For example, the regulatory status of IP telephony in some countries is uncertain. Some countries prohibit or regulate IP telephony, and any of those policies may change at any time.

     The Company is planning to expand or initiate services in certain Middle East countries including Egypt and Kuwait. These services will include largely voice services as regulatory liberalization in those countries permits. Although the Company plans to obtain authority to provide service under current and future laws of those countries (or, where permitted, to provide service without government authorization), there can be no assurance that foreign laws will be adopted and implemented providing the Company with effective practical opportunities to compete in these countries. The Company's ability or inability to take advantage of such liberalization could have a material adverse effect on its ability to expand services as planned.

15. FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of the year ended December 31, 1999, certain adjustments related to an increase in the accounts receivable reserve allowance, accrued dividends for certain series of Preferred Stock that are entitled to receive dividends for specified periods regardless of the conversion date, capitalized software development costs related to Vogo and accrued excise and sales and use taxes which in total amounted to an aggregate of approximately $1.5 million were recorded and are discussed in "Summary of Accounting Policies" and Note 10 to the consolidated financial statements.

16. SUBSEQUENT EVENTS

     Merger with Trans Global Communications Inc.

     On March 23, 2000 pursuant to an Agreement and Plan of Merger entered into on December 16, 1999, a wholly-owned subsidiary of the Company merged with and into Trans Global, with Trans Global continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company. Trans Global is a leading provider of international voice and data services to carriers in several markets around the world. As part of the merger, the outstanding shares of Trans Global common stock were exchanged for 40,000,000 shares of the Company's common stock.

     Pursuant to the merger agreement, the Company withheld and deposited into escrow 2,000,000 shares of the 40,000,000 shares of its common stock issued to the Trans Global stockholders in the Merger. These escrowed shares cover the indemnification obligations of the Trans Global stockholders
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

under the merger agreement. The Company deposited an additional 2,000,000 shares of its common stock into escrow to cover its indemnification obligations under the merger agreement. The merger will be accounted for as a pooling-of-interests and, accordingly, eGlobe's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Trans Global as if the companies had been combined at the first date covered by the combined financial statements.

     The following unaudited pro forma consolidated results of operations are presented as if the merger with Trans Global had been consummated at the beginning of the periods presented. For the March 31, 1998 pro forma results, Trans Global amounts include its December 31, 1997 year end as compared to the Company's March 31, 1998 year end. For the December 31, 1998 pro forma results, the Company has included the nine month period of Trans Global from April 1, 1998 through December 31, 1998. For the year ended December 31, 1999 pro forma results, the Company has included Trans Global's results of operations for the comparable period.

                                                             UNAUDITED PRO FORMA RESULTS
                                             -----------------------------------------------------------
                                                 YEAR ENDED       NINE MONTHS ENDED        YEAR ENDED
                                                DECEMBER 31,         DECEMBER 31,          MARCH 31,
                                                    1999                 1998                 1998
                                             -----------------   -------------------   -----------------
Revenue ..................................     $ 142,284,000        $  90,504,000        $  79,596,000
Net loss .................................     $ (54,961,000)       $  (6,037,000)       $ (11,725,000)
Net loss attributable to common
 stockholders ............................     $ (66,890,994)       $  (6,037,000)       $ (11,725,000)
Basic and diluted loss per share .........     $       (1.09)       $       (0.10)       $       (0.21)

     On February 15, 2000, the Company entered into a note payable agreement with Trans Global whereby the Company loaned Trans Global $3.4 million. The note bears interest at 8% and the principal and interest are due on December 31,
2000. The Company received a security interest in Trans Global's account receivables. In addition, the Company received security interests in approximately 2% of Trans Global's ownership through pledge agreements received from two officers of Trans Global.

     Series N Cumulative Convertible Preferred Stock

     In January 2000, the Company sold an additional 525 shares of Series N Preferred Stock and 42,457 warrants for proceeds of $0.5 million. These shares of Series N Preferred Stock were immediately converted, at the holders' option, into 155,394 shares of the Company's common stock at conversion prices from $3.51 to $3.72.

     The warrants are exercisable one year from issuance and expire three years from issuance. The exercise prices vary from $3.00 to $7.50 per share. In addition, the holders may elect to make a cash-less exercise. The value of the warrants will be recorded as a dividend at the issuance dates because the Series N Preferred Stock is immediately convertible. See Note 10 for further discussion of Series N Preferred Stock.

     Series P Convertible Preferred Stock

     On January 27, 2000, the Company issued 15,000 shares of Series P Convertible Preferred Stock ("Series P Preferred Stock") and warrants to purchase 375,000 shares of common stock with an exercise price of $12.04 per share for proceeds of $15.0 million to Rose Glen ("RGC"). The shares of Series P Preferred Stock carry an effective annual interest rate of 5% and are convertible, at the holder's option, into shares of common stock. The shares of Series P Preferred Stock will automatically be converted into shares of common stock on January 26, 2003, subject to delay for specified events. The conversion price for the Series P Preferred Stock is $12.04 until April 27, 2000, and thereafter is equal to the lesser of
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

120% of the five day average closing price of the Company's common stock on Nasdaq during the 22-day period prior to conversion, and $12.04. The Company can force a conversion of the Series P Preferred Stock on any trading day following a period in which the closing bid price of the Company's common stock has been greater than $24.08 for a period of at least 35 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants are registered for resale, and (2) the completion of a firm commitment underwritten public offering with gross proceeds to the Company of at least $45.0 million.

     The shares of Series P Preferred Stock are convertible into a maximum of 5,151,871 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of the Company's common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series P Preferred Stock and warrants is registered is less than $9.375, provided that under no circumstances will the Series P Preferred Stock be convertible into more than 7,157,063 shares of the Company's common stock. In addition, no holder may convert the Series P Preferred Stock or exercise the warrants it owns for any shares of common stock that would cause it to own following such conversion or exercise in excess of 4.9% of the shares of the Company's common stock then outstanding.

     Except in the event of a firm commitment underwritten public offering of eGlobe's securities or a sale of up $15.0 million of common stock to a specified investor, the Company may not obtain any additional equity financing without the Series P Preferred holder's consent for a period of 120 days following the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants is registered for resale. The holder also has a right of first offer to provide any additional equity financing that the Company needs until the first anniversary of such registration.

     The Company may be required to redeem the Series P Preferred Stock in the following circumstances:

       (a) if the Company fails to perform specified obligations under the securities purchase agreement or related agreements;

       (b) if the Company or any of its subsidiaries make an assignment for the benefit of creditors or becomes involved in bankruptcy, insolvency, reorganization or liquidation proceedings;

       (c) if the Company merges out of existence without the surviving company assuming the obligations relating to the Series P Preferred Stock;

       (d) if the Company's common stock is no longer listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the NYSE or the AMEX;

       (e) if the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 5,151,871 shares of common stock, as such number may be adjusted, and the Company has not waived such limit or obtained stockholder approval of a higher limit; or

       (f) if the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of the Company's common stock and the Company has not obtained stockholder approval of a higher limit.

     Series Q Convertible Preferred Stock

     On March 17, 2000, the Company issued 4,000 shares of Series Q Convertible Preferred Stock ("Series Q Preferred Stock") and warrants to purchase 100,000 shares of eGlobe common stock with an exercise price per share equal to $12.04, subject to adjustment for issuances of shares of common stock below market price for proceeds of $4.0 million to RGC.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Series Q Preferred Stock agreement also provides that the Company may issue up to 6,000 additional shares of Series Q Preferred Stock and warrants to purchase an additional 150,000 shares of common stock to RGC for an additional $6.0 million at a second closing to be completed no later than July 15, 2000. The primary condition to the second closing is the effectiveness of a registration statement registering the resale of common stock underlying the Series Q Preferred Stock and the warrants and the Series P Preferred Stock and warrants issued in January 2000 to RGC (see above discussion "Series P Convertible Preferred Stock").

     The shares of Series Q Preferred Stock carry an effective annual yield of 5% (payable in kind at the time of conversion) and are convertible, at the holder's option, into shares of common stock. The shares of Series Q Preferred Stock will automatically be converted into shares of common stock on March 15, 2003, subject to delay for specified events. The conversion price for the Series Q Preferred Stock is $12.04 until April 26, 2000, and thereafter is equal to the lesser of: (i) the five day average closing price of the Company's common stock on Nasdaq during the 22-day period prior to conversion, and (ii) $12.04.

     The Company can force a conversion of the Series Q Preferred Stock on any trading day following a period in which the closing bid price of the Company's common stock has been greater than $24.08 for a period of at least 20 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series Q Preferred Stock and warrants is registered for resale, and (2) the completion of a firm commitment underwritten public offering with gross proceeds to us of at least $45.0 million.

     The Series Q Preferred Stock is convertible into a maximum of 3,434,581 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of the Company's common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series Q Preferred Stock and warrants is registered is less than $9.375, provided that under no circumstances will the Series Q Preferred Stock be converted into more than 7,157,063 shares of common stock (the maximum share amount will increase to 9,365,463 shares of the Company's common stock if the Company receives written guidance from Nasdaq that the issuance of the Series Q Preferred Stock and the warrants will not be integrated with the issuances of the Series P Preferred Stock and related warrants. In addition, no holder may convert the Series Q Preferred Stock or exercise the warrants it owns for any shares of common stock that would cause it to own following such conversion or exercise in excess of 4.9% of the shares of the Company's common stock then outstanding.

     The Company may be required to redeem the Series Q Preferred Stock in the following circumstances:

   o if   the   Company   fails  to  perform  specified  obligations  under  the
     securities purchase agreement or related agreements;

   o if the  Company  or any of its  subsidiaries  makes an  assignment  for the
     benefit  of  creditors  or  become   involved  in  bankruptcy   insolvency,
     reorganization or liquidation proceedings;

   o if the Company merges out of existence without the surviving company assuming the obligations relating to the Series Q Preferred Stock;

   o if the Company's common stock is no longer listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the NYSE or the AMEX;

   o if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 3,434,581 shares of common stock, as such number may be adjusted, and the Company has not waived such limit or obtained stockholder approval of a higher limit; or
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   o if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of the Company's common stock (the maximum share amount will increase to 9,365,463 shares of common stock if the Company receives written guidance from Nasdaq that the issuance of the Series Q Preferred Stock and the warrants will not be integrated with the issuances of the Series P Preferred Stock and related warrants. The Company has not obtained stockholder approval of a higher limit.

     i1.com

     On December 31, 1999, the Company along with a former IDX executive formed i1.com. i1.com is developing a distributed network of e-commerce applications that will allow small and medium-sized businesses to transact business over the Internet. The Company initially received a 75% equity interest in i1.com in exchange for providing i1.com access to the Company's IP-based network infrastructure.

     i1.com recently completed a $14.0 million equity private placement. The Company now retains a 35% equity interest and 45% voting interest in i1.com.

     Conversion of Preferred Stock Into Common Stock

     Subsequent to December 31, 1999, the remaining Series D Preferred Stock plus accrued dividends through December 31, 2000, all of Series E Preferred Stock, Series F Preferred Stock, Series H Preferred Stock, 150,000 shares of the Series I Preferred Stock plus 8% accrued value, Series J Preferred Stock, Series K Preferred Stock and the remaining Series N Preferred Stock converted into 14,391,271 shares of the Company's common stock. See Note 10 for further discussion.

17. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                               YEAR          NINE MONTHS         YEAR
                                                               ENDED            ENDED            ENDED
                                                           DECEMBER 31,     DECEMBER 31,       MARCH 31,
                                                               1999             1998             1998
                                                          --------------   --------------   --------------
CASH PAID DURING THE PERIOD FOR:
 Interest .............................................    $ 1,204,000      $   176,000      $ 1,267,000
 Income taxes .........................................        599,000           96,000          101,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Equipment acquired under capital lease obligations.         1,036,000          329,000          312,000
 Common stock issued for acquisition of equipment......             --               --          100,000
 Exercise of stock options for notes receivable .......      1,210,000               --               --
 Value of warrants issued and reflected as debt
   discount ...........................................     14,026,000               --               --
 Value of warrants issued and reflected as stock
   offering costs .....................................        706,000               --               --
 Unamortized debt discount related to warrants ........      7,265,000          321,000          438,000
 Stock issued as prepayment of debt ...................      5,616,000               --               --
 Exchange of Notes for Series I Preferred Stock .......      3,982,000               --               --
 Preferred stock dividends ............................      7,330,000               --               --
 Preferred stock dividend related to exchange of
   Series B Preferred Stock for Series H Preferred
   Stock ..............................................      4,600,000               --               --



ACQUISITIONS, NET OF CASH ACQUIRED (Note 4):
IDX:
Working capital deficit, other than cash acquired .....    $  (197,000)     $  (931,000)     $        --
Property and equipment ................................             --          975,000               --

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                     YEAR          NINE MONTHS       YEAR
                                                                     ENDED            ENDED          ENDED
                                                                 DECEMBER 31,     DECEMBER 31,     MARCH 31,
                                                                     1999             1998           1998
                                                                --------------   --------------   ----------
Intangible assets ...........................................      6,510,000               --         --
Purchase price in excess of the net assets acquired .........     (4,536,000)      10,918,000         --
Other assets ................................................             --          163,000         --
Notes payable issued in acquisition .........................             --       (5,418,000)        --
Series B Convertible Preferred Stock ........................             --           (1,000)        --
Additional paid-in capital ..................................     (1,485,000)      (3,499,000)        --
UCI:
Intangible assets ...........................................        655,000               --         --
Purchase price in excess of the net assets acquired .........       (698,000)       1,177,000         --
Accrued cash payment paid in 1999 ...........................             --          (75,000)        --
Note payable issued in acquisition ..........................             --       (1,000,000)        --
Common stock issued for acquisition .........................             --         (102,000)        --
TELEKEY:
Working capital deficit, other than cash acquired ...........     (1,281,000)              --         --
Property and equipment ......................................        481,000               --         --
Intangible assets ...........................................      2,975,000               --         --
Purchase price in excess of the net assets acquired .........      2,131,000               --         --
Acquired debt ...............................................     (1,015,000)              --         --
Notes payable issued in acquisition .........................       (150,000)              --         --
Issuance of Series F Convertible Preferred Stock ............         (1,000)              --         --
Additional paid-in capital ..................................     (1,956,000)              --         --
Stock to be issued ..........................................       (979,000)              --         --
CONNECTSOFT:
Working capital deficit, other than cash acquired ...........     (2,142,000)              --         --
Property and equipment ......................................        514,000               --         --
Intangible assets ...........................................      9,120,000               --         --
Purchase price in excess of the net assets acquired .........      1,017,000               --         --
Acquired debt ...............................................     (2,992,000)              --         --
Advances to Connectsoft prior to acquisition by
 eGlobe .....................................................       (971,000)              --         --
Issuance of Series G Preferred Stock exchanged for
 Series K Preferred Stock ...................................             --               --         --
Additional paid-in capital ..................................     (3,000,000)              --         --
SWIFTCALL:
Working capital deficit, other than cash acquired ...........     (1,699,000)              --         --
Property and equipment ......................................      5,144,000               --         --
Common stock ................................................         (1,000)              --         --
Additional paid-in capital ..................................     (1,644,000)              --         --
Stock to be issued ..........................................     (1,645,000)              --         --
IGLOBE:
Property and equipment ......................................      6,686,000               --         --
Intangible assets ...........................................      2,383,000               --         --
Purchase price in excess of net assets acquired .............      1,760,000               --         --
Deposits ....................................................        900,000               --         --
Acquired debt ...............................................     (1,786,000)              --         --
Issuance of Series M Preferred Stock ........................             --               --         --

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                      YEAR           NINE MONTHS       YEAR
                                                                      ENDED             ENDED          ENDED
                                                                  DECEMBER 31,      DECEMBER 31,     MARCH 31,
                                                                      1999              1998           1998
                                                                ----------------   --------------   ----------
Additional paid-in capital ..................................       (9,643,000)              --          --
ORS:
Working capital surplus, other than cash acquired ...........           36,000               --          --
Property and equipment ......................................          671,000               --          --
Intangible assets in LLC ....................................        1,580,000               --          --
Other assets ................................................           40,000               --          --
Purchase price in excess of the net assets acquired .........          363,000               --          --
Minority interest ...........................................       (2,330,000)              --          --
COAST:
Working capital surplus, other than cash acquired ...........          938,000             ----
Property and equipment ......................................        1,415,000               --          --
Deposits ....................................................           16,000               --          --
Intangible assets ...........................................        3,190,000               --          --
Purchase price in excess of net assets acquired .............       14,344,000               --          --
Acquired debt ...............................................       (3,539,000)              --          --
Common stock ................................................           (1,000)              --
Issuance of Series O Convertible Preferred Stock ............               --               --          --
Additional paid-in capital ..................................      (16,379,000)              --          --
                                                                   -----------             ----          --
Net cash used to acquire companies ..........................    $   2,799,000      $ 2,207,000         $--
                                                                 =============      ===========         ===

18. DEBT RENEGOTIATIONS

     On April 5, 2000, the EXTL Note Agreement was amended and EXTL consented to the Company's (1) assumption of the Coast notes payable, (2) guarantee of these Coast notes and (3) granting of a security interest in the assets currently securing the Notes as well as the Coast assets to the Coast noteholder. The Coast notes payable were also amended on this date and the noteholder consented to (1) waive any events of default that may have occurred as a result of the Coast merger, (2) permit Coast to guarantee the EXTL Notes and Revolver and to secure such guarantee, and (3) revise the debt covenants to consistent with those in the EXTL Notes.

                                 eGLOBE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                             BALANCE AT       CHARGED TO                          BALANCE
                                              BEGINNING        COST AND                          AT END OF
               DESCRIPTION                    OF PERIOD        EXPENSES        DEDUCTIONS         PERIOD
----------------------------------------   --------------   --------------   --------------   --------------
Year Ended December 31, 1999 ...........    $   986,000      $ 2,434,000      $   419,000      $ 3,001,000
Nine Months Ended December 31, 1998.....    $ 1,472,000      $   789,000      $ 1,275,000      $   986,000
Year Ended March 31, 1998 ..............    $   373,000      $ 1,434,000      $   335,000      $ 1,472,000

ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES


            None.

                                 eGLOBE, INC.


                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Shown below are the names of all directors and executive officers of eGlobe, all positions and offices held by each such person, the period during which each person has served as such, and the principal occupations and employment of each such person during the last five years:


              NAME               AGE                      POSITION
------------------------------- ----- ------------------------------------------------
Christopher J. Vizas ..........  50   Co-Chairman of the Board and Chief Executive
                                      Officer and Class III Director
Arnold S. Gumowitz ............  71   Co-Chairman of the Board and Class III Director
David W. Warnes ...............  53   Class I Director
Richard A. Krinsley ...........  70   Class III Director
James O. Howard ...............  57   Class III Director
Donald H. Sledge ..............  59   Class II Director
Richard Chiang ................  44   Class I Director
John H. Wall ..................  34   Class II Director
Gary S. Gumowitz ..............  38   President, eGlobe Development Corp.
                                      and Class II Director

John W. Hughes ................  51   Senior Vice President and General Counsel
                                      and Class I Director
David Skriloff ................  34   Chief Financial and Administrative Officer
Bijan Moaveni .................  54   Chief Operating Officer
Ronald A. Fried ...............  40   Vice President of Business Development
Anne Haas .....................  49   Vice President, Controller and Treasurer

 DIRECTORS AND EXECUTIVE OFFICERS

     CHRISTOPHER J. VIZAS, age 50, has been a Director of eGlobe since October 25, 1997 and the Chairman of the Board of Directors since November 10, 1997. Mr. Vizas served as eGlobe's acting Chief Executive Officer from November 10, 1997 to December 5, 1997, on which date he became eGlobe's Chief Executive Officer. Before joining eGlobe, Mr. Vizas was a co-founder of, and since October 1995, served as Chief Executive Officer of Quo Vadis International, an investment and financial advisory firm. Before forming Quo Vadis International, he was Chief Executive Officer of Millennium Capital Development, a merchant banking firm, and of its predecessor Kouri Telecommunications & Technology. Before joining Kouri, Mr. Vizas shared in the founding and development of a series of technology companies, including Orion Network Systems, Inc. of which he was a founder and a principal executive. From April 1987 to 1992, Mr. Vizas served as Vice Chairman of Orion, an international satellite communications company, and served as a Director from 1982 until 1992. Mr. Vizas has also held various positions in the United States government.

     ARNOLD S. GUMOWITZ, age 71, was appointed Co-Chairman of the Board of Directors on March 24, 2000. Mr. Gumowitz has been the Chairman and Chief Financial Officer of Trans Global since its inception in 1995. Before joining Trans Global, Mr. Gumowitz was a co-founder and Chairman of AAG Management,
Inc., a real estate concern which commenced operations in 1979. In addition, Mr. Gumowitz has over 40 years experience in the textile, apparel and manufacturing fields.

     DAVID W. WARNES, age 53, has been a Director of eGlobe since June 30, 1995. Mr. Warnes has been the Chief Operating Officer of Global Light Telecommunications Inc. since September 1997 and a Director since June 1997. He has been the President and Chief Executive Officer of Vitacom, a subsidiary of Highpoint, since December 1995, and President and CEO of Highpoint since April 1998. Previously, Mr. Warnes held various senior management and executive positions with Cable and Wireless or its affiliated companies for two decades. From October 1992 through October 1995, he was Vice President, Operations and Chief Operating Officer, and from August 1994 through October 1995, he was Assistant Managing Director of Tele 2, a telecommunications service provider in Sweden partially owned by Cable and Wireless. From August 1988 through June 1992, he was a principal consultant and General Manager, Business Development of IDC, an international telecommunications service provider based in Japan and partially owned by Cable and Wireless. Mr. Warnes is a Chartered Engineer, a Fellow of the Institution of Electrical Engineers, and a graduate of the University of East London.

     RICHARD A. KRINSLEY, age 70, has been a Director of eGlobe since June 30, 1995. Mr. Krinsley retired in 1991 as the Executive Vice President and Publisher of Scholastic Corporation; a publicly held company traded on the Nasdaq Stock Market. While employed by Scholastic between 1983 and 1991, Mr. Krinsley, among many other duties, served on that company's management committee. From 1961 to 1983, Mr. Krinsley was employed by Random House where he held, among other positions, the post of Executive Vice President. At Random House, Mr. Krinsley also served on that company's executive committee.

     JAMES O. HOWARD, age 57, has been a Director of eGlobe since January 16, 1998. Since 1990, Mr. Howard has served as the Chief Financial Officer and a member of the management committee of Benton International, Inc., a wholly owned subsidiary of Perot Systems Corporation. From 1981 to 1990, Mr. Howard was employed by Benton International, Inc. as a consultant and sector manager. Before joining Benton International, Inc., Mr. Howard held a number of legal positions in the federal government, including General Counsel of the National Commission on Electronic Fund Transfers.

     DONALD H. SLEDGE, age 59, has been a Director of eGlobe since November 10, 1997. Mr. Sledge has served as Vice Chairman, President and Chief Executive Officer of TeleHub Communications Corp., a privately held technology development  company,  since  1996.  Mr.  Sledge  served  as President and Chief
Operating Officer of West Coast Telecommunications, Inc., a long distance company, from 1994 to 1995. From 1993 to 1994, Mr. Sledge was employed by New T&T, a Hong Kong-based company, as head of operations. Mr. Sledge was Chairman and Chief Executive Officer of Telecom New Zealand International from 1991 to 1993 and the Managing Director of Telecom New Zealand International's largest local carrier from 1988 to 1991. Mr. Sledge is currently Chairman of the Board of United Digital Network, a small interexchange carrier that operates primarily in Texas, Oklahoma, Arizona and California. Mr. Sledge is a member of the Board of Advisors of DataProse and serves as a director of AirCell Communications, Inc. He also serves as advisor and board member to several small technology-based start-up companies.

     RICHARD CHIANG, age 44, has been a Director of eGlobe since December 2, 1998. Mr. Chiang has been the Chairman and President of Princeton Technology, Corp. since 1986 and Chairman since 1996. He has been on the Board of Directors of Taitron Companies, Inc. and Buslogic, Inc. since 1989 and Alliance Venture Capital Corp. since 1996. Mr. Chiang served as Chairman for IDX International, Inc. from 1997 to 1998. Mr. Chiang currently sits on the Board of Proware Technology, Corp. which is a RAID subsystem business and as a Chairman at Advanced Communication Devices, Corp. whose primary business is Networking Switch Controller Chips. He has served with these two companies since 1996.

     JOHN H. WALL, age 34, has been a Director of eGlobe since June 16, 1999. Mr. Wall has been the Vice President and Chief Technology Officer for Insurdata Incorporated, a healthcare technology solutions and services provider, since March 3, 1998. Prior to joining Insurdata, Mr. Wall served as Chief Technical Officer for BT Systems Integrators, a provider of imaging and information management solutions from 1996 to 1998. Mr. Wall also was employed as an engineer and technical analyst by Georgia Pacific and Dana Corporation from 1995 to 1996 and 1988 to 1995, respectively.

     GARY S. GUMOWITZ, age 38, was appointed President of eGlobe Development Corp., a wholly owned subsidiary of eGlobe, and Director of eGlobe on March 24, 2000. Mr. Gumowitz was the founder of Trans Global and has served as its Chief Executive Officer since its inception in 1995. Previously, Mr. Gumowitz served on Trans Global's board of directors, and on the boards of AAG Management Company and GGB Associates with interests in the real estate and hospitality industries since 1990. He is a graduate of the University of Rhode Island and holds a degree in Economics.

     JOHN W. HUGHES, age 51, was appointed Senior Vice President and General Counsel and Director of eGlobe on March 24, 2000. Mr. Hughes was the outside General Counsel of Trans Global since its inception in 1995 and was a sole proprietor practicing law in New York for twenty-five years, specializing in the areas of taxation, business organizations, and contracts. Mr. Hughes served as a faculty member in the tax department at Pace University and as a lecturer at the Cornell University Graduate School of Business Administration. In addition, Mr. Hughes serves on Trans Global's board of directors. He is an alumnus of Cornell University, where he earned a Bachelor's Degree in l970, an MBA in 1971 and a J.D. in l974.


     DAVID SKRILOFF, age 34, was appointed Chief Financial and Administrative Officer of eGlobe effective as of January 1, 2000. Prior to joining eGlobe, Mr. Skriloff was employed by Gerard Klauer Mattison & Co., a registered investment bank and eGlobe's financial banker, beginning in 1993 where he was a Senior Associate before being promoted to Vice President, Corporate Finance. Mr. Skriloff also worked as an Associate at The American Acquisition Company, a venture capital group and was a co-founder and Senior Vice President of Sales and Marketing at Performance Technologies, Inc., a computer software company.

     BIJAN MOAVENI, age 54, was appointed Chief Operating Officer of eGlobe on December 3, 1999. Prior to joining eGlobe, Mr. Moaveni served as President of Coast International, Inc., a private telecommunications company which he founded and which was acquired by eGlobe in December 1999, for ten years. Before founding Coast, Mr. Moaveni held various senior management positions with Sprint Corporation, including marketing and sales, telecommunications networks, customer service, billing and business and system development.

     RONALD A. FRIED, age 40, was named Vice President of Business Development of eGlobe on February 20, 1998. Prior to joining eGlobe, Mr. Fried worked for a subsidiary of Sun Healthcare Group, Inc. (formerly Regency Health Services) as Vice President of Business Development from January 1997 to March 1998. Mr. Fried served as the Director of Development for Vitas Healthcare Corporation from June 1992 to January 1997. From March 1983 to May 1985, Mr. Fried worked as Director of Regulatory Affairs for a subsidiary of Orion, Orion Satellite Corporation.


     ANNE HAAS, age 49, was appointed Vice President, Controller and Treasurer of eGlobe on October 21, 1997. Ms. Haas served as the Vice President of Finance of Centennial Communications Corp., a start-up multi-national two way radio company, during 1996-97. From 1992 to 1996, Ms. Haas served as Controller of
Quark, Inc., a multi-national desk top publishing software company. Before 1992, Ms. Haas worked for the accounting firm of Price Waterhouse in San Jose, California and Denver, Colorado.


MEETING AND COMMITTEES OF THE BOARD OF DIRECTORS


     Directors are elected for three year terms with approximately one-third of such overall directors elected each year; except that in order to implement the staggered board, at the recent annual meeting held on June 16, 1999, Class I Directors were elected for a one-year term, Class II Directors were elected for a two-year term and Class III Directors were elected for a full three-year term. Directors will hold office until the end of their term and until their successors are elected and qualified. Executive Officers serve at the pleasure of the Board or until the next annual meeting of stockholders. Arnold Gumowitz is the father of Gary Gumowitz.

     Our Board is entrusted with managing our business and affairs. Pursuant to the powers bestowed upon our Board by our Amended and Restated Bylaws, as amended (the "Bylaws"), our Board may establish committees from among its members. In addition, the Bylaws provide that our Board must annually appoint officers of the Company to manage the affairs of the Company on a day to day basis as set forth in the Bylaws or as otherwise directed by our Board. During the fiscal period ended

December 31, 1999, there were a total of 12 meetings held by our Board of Directors. All of the Directors attended at least 75% of the meetings held by our Board of Directors during the fiscal period ended December 31, 1999 (with the exception of Mr. Chiang, who attended 3 of such meetings).

     In April 1998, our Board reconstituted the then-existing committees of the Company as four standing committees of our Board: the Executive Committee, the Audit Committee, the Finance Committee and the Compensation Committee. We do not have a Nominating Committee.

     The Executive Committee oversees activities in those areas not assigned to other committees of our Board and has the full power and authority of our Board to the extent permitted by Delaware law. Our Executive Committee is presently comprised of Messrs. Howard, Sledge, and Vizas.

     The Audit Committee's duties include making recommendations concerning the engagement of independent public accountants, reviewing with the independent public accountants the plans and results of the audit engagement, reviewing and approving professional services rendered by the independent public accountants, reviewing the independence of the independent public accountants, considering the range of audit and non-audit fees, reviewing the adequacy of our internal auditing controls; and reviewing situations or transactions involving actual or potential conflicts of interest. Our Audit Committee is presently comprised of Messrs. Howard, Wall and Vizas (in an ex officio capacity).

     The Compensation Committee is responsible for approving all compensation for senior officers and employees, makes recommendations to our Board with respect to the grant of stock options and eligibility requirements, including grants under and the requirements of our stock option plans and may make grants to Directors under such stock option plans. Our Compensation Committee is presently comprised of Messrs. Vizas, Krinsley and Sledge.

     The Executive Committee held 11 meetings during the fiscal period ended December 31, 1999. The Audit Committee held 2 meetings during the fiscal period ended December 31, 1999. The Compensation Committee held 5 meetings during the fiscal period ended December 31, 1999.

ITEM 11 -- EXECUTIVE COMPENSATION

     The following table summarizes the compensation for the three most recent fiscal periods ended December 31, 1999, December 31, 1998 and March 31, 1998 of our Chief Executive Officer and the four most highly compensated other executive officers whose total annual salary and bonus exceed $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                        ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                              ---------------------------------------   --------------------------
                                                                             OTHER       RESTRICTED     SECURITIES
                                                                            ANNUAL          STOCK       UNDERLYING
                                                               BONUS        COMPEN-        AWARDS        OPTIONS/
 NAME AND PRINCIPAL POSITION(1)      YEAR      SALARY($)        ($)       SATION ($)         ($)           SARS
--------------------------------   --------   -----------   ----------   ------------   ------------   -----------
Christopher J. Vizas                 1999      $207,692            0              0             0       1,004,768
Chairman and Chief                  *1998       153,847            0              0             0         110,000
Executive Officer (2)                1998        62,308            0              0             0         520,000

Ronald A. Fried                      1999      $150,000      $28,077              0             0         247,200
Vice President, Business            *1998       112,500            0              0             0          40,000
Development (3)                      1998        12,500            0              0             0         100,000

Anthony Balinger                     1999      $150,000            0        $19,200             0           2,400
Senior Vice President and           *1998       103,846            0          9,600             0          45,000
Vice Chairman(4)                     1998       150,000            0              0        $7,875          84,310

W.P. Colin Smith                     1999      $127,884      $10,000              0             0               0
Vice President                      *1998        91,539       25,000              0             0          25,000
Legal Affairs (5)                    1998        11,538                           0             0         100,000

Allen Mandel                         1999      $137,730            0              0             0         101,800
Senior Vice President (6)           *1998       103,000            0              0             0          30,000
                                     1998        90,077            0              0             0               0

----------
 * Nine month period ended December 31, 1998

(1) We no longer employ Mr. Balinger and Mr. Smith. We hired Bijan Moaveni in December 1999 to act as our Chief Operating Officer and David Skriloff to act as our Chief Financial and Administrative Officer in January 2000. Each of Messrs. Moaveni and Skriloff has base salaries in excess of $100,000. In connection with the consummation of the Merger with Trans Global, we hired Arnold Gumowitz to act as our Co-Chairman, Gary Gumowitz to act as President of eGlobe Development Corp. and John Hughes to act as our General Counsel. Each of Messrs. Gumowitz, Gumowitz and Hughes have base salaries in excess of $100,000.

(2) Mr. Vizas has served as our Chief Executive Officer since December 5, 1997. From November 10, 1997 to December 5, 1997, Mr. Vizas served as our acting Chief Executive Officer. Mr. Vizas' employment agreement provides for a base salary of $200,000, performance based bonuses of up to 50% of base salary and options to purchase up to 500,000 shares, subject to various performance criteria. See "Employment Agreements and Termination of Employment and Change in Control Arrangements."

(3) Mr. Fried has served as our Vice President of Business Development since February 20, 1998. Mr. Fried's employment agreement provides for a base salary of $150,000, performance based bonuses of up to 50% of base salary and options to purchase up to 100,000 shares, subject to various performance criteria. See "Employment Agreements and Termination of Employment and Change in Control Arrangements."

(4) Mr. Balinger served as our President from April 1995 until November 10, 1997. Mr. Balinger served as Chief Executive Officer from January 3, 1997 through November 10, 1997. Mr. Balinger has served as our Senior Vice President and Vice Chairman since November 6, 1997. Amounts shown as Other Annual Compensation consist of an annual housing allowance paid to Mr. Balinger while he resided in the United States and while he resides in Hong Kong. See "Employment Agreements, Termination of Employment and Change of Control Agreements."

(5) Mr. Smith has served as our Vice President of Legal Affairs since February 1, 1998. Mr. Smith's employment agreement provides for a base salary of $135,000, performance based bonuses of up $50,000 and options to purchase up to 100,000 shares, subject to various performance criteria. See "Employment Agreements, Termination of Employment and Change in Control Arrangements."

(6) Mr. Mandel has served as our Senior Vice President since 1991.

OPTION/SAR GRANTS IN LAST FISCAL PERIOD

     The following table sets forth the information concerning individual grants of stock options and stock appreciation rights ("SARs") during the last periods to each of the Named Executive Officers during such periods. All of the options granted in the year ended December 31, 1999 to the Named Executive Officers have terms of between five (5) and ten (10) years. A total of 3,798,182 options were granted to our employees and directors in the 12-month period ended December 31, 1999 under eGlobe's 1995 Employee Stock Option and Appreciation Rights Plan (the "Employee Stock Option Plan") and outside of the Employee Stock Option Plan.

OPTION/SAR GRANTS IN LAST FISCAL PERIODS

                                                       INDIVIDUAL GRANTS
                                 -------------------------------------------------------------
                                    NUMBER OF        % OF TOTAL
                                   SECURITIES       OPTIONS/SARS
                                   UNDERLYING        GRANTED TO      EXERCISE OR
                                  OPTIONS/SARS      EMPLOYEES IN     BASE PRICE     EXPIRATION
             NAME                  GRANTED(#)      FISCAL PERIOD       ($/SH)          DATE
------------------------------   --------------   ---------------   ------------   -----------
Christopher J. Vizas .........          1,768             0%         $ 0.01         06/25/04
                                        1,500             0%         $ 1.69         06/25/04
                                        1,500             0%         $ 1.46         06/25/04
                                    1,000,000          26.3%         $ 2.8125       12/16/04
Ronald A. Fried ..............         20,000           0.5%         $ 3.16         05/14/04
                                        1,100             0%         $ 1.69         06/25/04
                                        1,100             0%         $ 1.46         06/25/04
                                      225,000           5.9%         $ 2.8125       12/16/04
Anthony Balinger .............          1,200             0%         $ 1.69         06/25/04
                                        1,200             0%         $ 1.46         06/25/04
W.P. Colin Smith .............             --            --                --             --
Allen Mandel .................            900             0%         $ 1.69         06/25/04
                                          900             0%         $ 1.46         06/25/04
                                      100,000           2.6%         $ 2.8125       12/16/04

                                       POTENTIAL REALIZABLE
                                         VALUE AT ASSUMED
                                          ANNUAL RATES OF
                                     STOCK PRICE APPRECIATION
                                          FOR OPTION TERM
                               ---------------------------------------
             NAME               0% ($)(1)       5% ($)        10% ($)
------------------------------ -----------   -----------   -----------
Christopher J. Vizas ......... $  5,194      $  6,636      $    8,351
                               $  4,407      $  3,110      $    4,565
                               $  4,407      $  3,445      $    4,910
                               $     --      $787,500      $1,715,625
Ronald A. Fried .............. $     --      $ 16,006      $   36,428
                               $  3,232      $  2,281      $    3,348
                               $  3,232      $  2,534      $    3,601
                               $     --      $177,188      $  386,016
Anthony Balinger ............. $  3,526      $  2,488      $    3,652
                               $  3,526      $  2,897      $    3,652
W.P. Colin Smith ............. $     --      $     --      $       --
Allen Mandel ................. $  2,644      $  1,866      $    2,739
                               $  2,644      $  2,073      $    2,946
                               $     --      $ 78,750      $  171,563

------------------
(1) For options granted below market values were calculated by multiplying the closing transaction price of common stock as reported on the Nasdaq National Market at date of grant by the number of options granted.

     The following table sets forth information concerning each exercise of stock options during the last fiscal period by each of the Named Executive
Officers during such fiscal period and the fiscal period end value of unexercised options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL PERIOD AND FISCAL PERIOD-END OPTION/SAR VALUES

                                                                          NUMBER OF
                                                                          SECURITIES
                                                                          UNDERLYING               VALUE OF UNEXERCISED
                                                                         UNEXERCISED                   IN-THE-MONEY
                                                                       OPTIONS/SARS AT               OPTIONS/SARS AT
                                     SHARES                                 FP-END                      FP-END($)
                                  ACQUIRED ON        VALUE       ---------------------------   ---------------------------
             NAME                   EXERCISE      REALIZED(1)     EXERCISABLE/UNEXERCISABLE     EXCERCISABLE/UNEXERCISABLE
------------------------------   -------------   -------------   ---------------------------   ---------------------------
Christopher J. Vizas .........      280,768         $497,220           204,372/933,334            $380,550/$1,304,960
Ronald A. Fried ..............       56,250           91,406            16,047/248,571            $ 45,522/$422,632
Anthony Balinger .............            0                0            86,310/16,666             $169,085/$33,724
W.P. Colin Smith .............            0                0            48,333/43,334             $ 86,762/$72,426
Allen Mandel .................       25,000           40,625            76,911/117,565            $169,666/$207,940

------------------
(1) Values were calculated by multiplying the closing transaction price of the common stock as reported on the Nasdaq National Market on December 31, 1999 of $4.4375 by the respective number of shares of common stock and subtracting the exercise price per share, without any adjustment for any termination or vesting contingencies.

COMPENSATION OF DIRECTORS

     Effective November 10, 1997, and contingent upon eGlobe experiencing a fiscal quarter of profitability, non-executive members of the Board receive a Director's fee of $500 for each regular meeting and committee meeting attended. Our directors are also reimbursed for expenses incurred in connection with attendance at Board meetings.

     During the fiscal periods ended 1995, 1996 and 1997, under our 1995 Directors Stock Option and Appreciation Rights Plan which then provided for automatic annual grants, each non-executive Director received an annual grant of ten year options to purchase 10,000 shares at an exercise price equal to the fair market value of our common stock on the date of grant. Commencing with the amendments to the Directors Stock Option Plan which were approved by our stockholders at the 1997 annual meeting held on February 26, 1998, options to directors may be made at the discretion of the Board of Directors or Compensation Committee and there are no automatic grants.

     On June 18, 1998, Mr. Sledge and Mr. Warnes were granted options to purchase 15,000 shares of common stock at $2.719 per share, the fair market value on the date of the grant, which vested on the date of grant and has a term of five years. On December 16, 1998, each of Messrs. Gerrity, Warnes, Krinsley, Sledge, Samuels and Howard received an option to purchase 25,000 shares of common stock at $1.813 per share, the fair market value on the date of the grant, which vested on the grant date and has a term of five years. On December 27, 1998, options to purchase 10,000 shares of common stock that were granted on November 10, 1997 to each of Messrs. Gerrity, Warnes, Krinsley, Balinger, Samuels, and Sledge expired. On December 31, 1998, options to purchase 10,000 shares of common stock that were granted on April 1, 1998 to each of Messrs. Gerrity, Warnes, Krinsley, Sledge, Samuels and Howard expired. Both groups of the expired options noted above vested only upon the achievement of certain corporate economic and financial goals which were not achieved.

     On April 16, 1998, Mr. Balinger was granted options to purchase an aggregate of 10,000 shares of common stock. Such options have a term of five years and vest in three equal annual installments, beginning on April 16, 1999, at an exercise price per share equal to $3.68, the fair market value on the date of the grant. These options vest only upon the achievement of certain performance goals to be set by the Chief Executive Officer. Options to purchase 3,333 shares of common stock expired due to failure to achieve the economic and financial goals specified by the Chief Executive Officer.

     On December 27, 1998, Mr. Vizas was granted bonus options to purchase an aggregate of 50,000 shares of common stock. Such options have a term of five years and vest in ninety days from the grant date, at an exercise price per share equal to $1.57, the fair market value on the date of the grant. In addition, Mr. Vizas was granted options on December 27, 1998 to purchase an aggregate of 50,000 shares of common stock at $1.57 per share, the fair market value on the date of the grant. Such options have a term of five years and vest in three equal annual installments, beginning on December 27, 1999. These options vest only upon the achievement of certain performance goals to be set by the Board. On December 5, 1998, options to purchase 100,000 shares of common stock that were granted on December 5, 1997 to Mr. Vizas expired. These options vested only upon the achievement of certain performance goals which were not achieved. Options to purchase 100,000 shares of common stock which were granted to Mr. Vizas on December 5, 1997 expired. These options were to vest only upon the achievement of certain performance goals which were not achieved.

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

     On December 16, 1999, options to purchase 50,000 shares of our common stock at an exercise price of $2.8125 per share were granted to each of Messrs. Warnes, Krinsley, Howard, Chiang, Sledge and Wall. Such options have a term of five years and vested upon grant.

     On December 16, 1999, Mr. Vizas was granted options to purchase 750,000 shares of common stock at an exercise price of $2.8125 per share. Such options have a term of five years and vest in three annual installments of 250,000 shares beginning on December 16, 2000. In addition, Mr. Vizas was granted options to purchase 250,000 shares of common stock, of which 239,628 options were issued outside of our Employee Stock Option Plan. Such options vested upon grant and were immediately exercised.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT  AND  CHANGE  IN  CONTROL
ARRANGEMENTS

     Effective December 5, 1997, we entered into a three year employment agreement with Christopher J. Vizas, our Chief Executive Officer. Mr. Vizas' employment agreement provides for a minimum salary of $200,000 per annum, reimbursement of certain expenses, annual bonuses based on financial performance targets to be adopted by eGlobe and Mr. Vizas, and the grant of options to purchase an aggregate of 500,000 shares of common stock. The options granted to Mr. Vizas pursuant to his employment agreement are comprised of:

   o options to purchase 50,000 shares of common stock at an exercise price of $2.32 which vested upon their grant;

   o options to purchase 50,000 shares of common stock at an exercise price of $2.32 which vested on December 5, 1998;

   o options to purchase up to 100,000 shares of common stock at an exercise price of $2.32 which expired due to our failure to achieve certain financial performance targets;

   o options to purchase 50,000 shares at an exercise price of $3.50 which vested on December 5, 1999;

   o options to purchase up to 100,000 shares of common stock at an exercise price of $3.50 which expired due to our failure to achieve certain financial performance targets;

   o options to purchase 50,000 shares at an exercise price of $4.50 which vest on December 5, 2000 (contingent upon Mr. Vizas' continued employment as of such date); and

   o and options to purchase up to 100,000 shares of common stock at an exercise price of $4.50 which vest on December 5, 2000 (contingent upon Mr. Vizas' continued employment as of such date and the attainment of certain financial performance targets).

     Each option has a term of five years.

     Mr. Vizas' employment agreement provides that, if we terminate Mr. Vizas' employment other than for "cause," Mr. Vizas shall continue to receive, for one year commencing on the date of such termination, his full base salary, any bonus that is earned after the termination of employment, and all other benefits and compensation that Mr. Vizas would have been entitled to under his employment agreement in the absence of termination of employment (the "Vizas Severance Amount"). Mr. Vizas may be terminated for cause if he engages in any personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses), or material breach of any provision of his employment agreement.

     If there is an early termination of Mr. Vizas' employment following a "change of control," Mr. Vizas would be entitled to a lump cash payment equal to the Vizas Severance Amount. Additionally, if during the term of Mr. Vizas' employment agreement there is a "change in control" of eGlobe and in connection with or within two years after such change of control we terminate Mr. Vizas' employment other than "termination for cause," all of the options described above will vest in full to the extent and at such time that such options would have vested if Mr. Vizas had remained employed for the remainder of the term of his employment agreement. A "change of control" means if (1) any person becomes the beneficial owner of 20% or more of the total number of our voting shares;
(2) any person becomes the beneficial owner of 10% or more, but less than 20%, of the total number of our voting shares, if the Board of Directors makes a determination that such beneficial ownership constitutes or will constitute control of eGlobe; or (3) as the result of any business combination, the persons who were directors of eGlobe before such transaction shall cease to constitute at least two-thirds of the Board of Directors.

     On February 1, 1997, we entered into a new three year employment agreement with Anthony Balinger. Pursuant to his new employment agreement, Mr. Balinger served as eGlobe's President and Chief Executive Officer until November 10, 1997 when he resigned that position and was appointed Senior Vice President and Vice Chairman of eGlobe. Mr. Balinger's employment agreement provides for a minimum salary of $150,000 per annum, reimbursement of certain expenses, a $1,600 per month housing allowance, and payment for health, dental and disability insurance and various other benefits. Mr. Balinger's employment agreement also provides for payment of the greater of $125,000 or the balance of the annual base salary to which Mr. Balinger would be entitled at the end of the employment term, relocation to the country of Mr. Balinger's choice, buy-out of his auto and residential leases and a 90 day exercise period for his vested options after termination if we terminate Mr. Balinger without "cause." "Cause" means any
criminal   conviction   for  an   offense   by  Mr.   Balinger   involving   any
misappropriation of our funds or material property or a willful and repeated refusal to follow any careful directive of our Board of Directors for the performance of material duties which Mr. Balinger is required to perform under his employment agreement (after cure period). This employment agreement superseded a prior employment agreement. The employment agreement with Mr. Balinger terminated in January, 2000.

     If, during the term of Mr. Balinger's employment agreement, there is a "change in control" of eGlobe, then the agreement shall be deemed to have been terminated by us and we shall be obligated to pay Mr. Balinger a lump sum cash payment equal to five times the "base amount" of Mr. Balinger's compensation, as that term is defined by the Internal Revenue Code. A "change of control" occurs if (i) we sell all or substantially all of our assets, (ii) we merge or consolidate with or into another corporation such that our shareholders own 50% or less of the combined corporation following the merger or consolidation, (iii) a majority of our Board is replaced in a given year without approval of the directors who constituted the board at the beginning of year, or (iv) any person becomes the beneficial owner of 15% or more of the total number of our voting shares.

     On February 1, 1998, we entered into an employment agreement with W. P. Colin Smith pursuant to which Mr. Smith agreed to serve as Vice President of Legal Affairs and General Counsel of eGlobe through December 31, 2000. Mr. Smith's employment agreement provides for a minimum salary of $125,000 per annum, reimbursement of certain expenses, annual and quarterly bonuses based on financial performance targets to be adopted by the Chairman and Chief Executive and Mr. Smith, and the grant of options to purchase an aggregate of 100,000 shares of common stock. The options granted to Mr. Smith pursuant to his employment agreement are comprised of options to purchase 33,333 shares of common stock at an exercise price of $3.125 which vested on February 1, 1999 but which expired due to eGlobe's failure to achieve certain financial performance targets, 33,333 shares of common stock at an exercise price of $3.125 which vested on February 1, 2000 and 33,334 shares of common stock at an exercise price of $3.125 which will vest on February 1, 2001 (contingent upon Mr. Smith's continued employment as of such date and the attainment of certain financial performance targets). Each of the options have a term of five years. Vesting of all options will accelerate in the event that the current Chairman and Chief Executive Officer (Christopher J. Vizas) ceases to be the Chief Executive Officer of eGlobe and Mr. Smith's employment terminates or reasonable advance notice of such termination is given.

     Mr. Smith's employment agreement provides that, if we terminate Mr. Smith's employment other than "for cause" or after a material breach of the employment agreement by eGlobe, Mr. Smith shall continue to receive, for six months (in all cases thereafter) commencing on the date of such termination, his full base salary, any annual or quarterly bonus that has been earned before termination of employment or is earned after the termination of employment (where Mr. Smith met the applicable performance goals prior to termination and we meet the applicable corporate performance goals after termination), and all other benefits and compensation that Mr. Smith would have been entitled to under his employment agreement in the absence of termination of employment (the "Smith Severance Amount"). "Termination for cause" means termination by eGlobe because of Mr. Smith's (1) fraud or material misappropriation with respect to our business or assets; (2) persistent refusal or willful failure materially to perform his duties and responsibilities to us which continues after Mr. Smith receives notice of such refusal or failure; (3) conduct that constitutes disloyalty to eGlobe and which materially harms us or conduct that constitutes breach of fiduciary duty involving personal profit; (4) conviction of a felony or crime, or willful violation of any law, rule, or regulation, involving moral turpitude; (5) the use of drugs or alcohol which interferes materially with Mr. Smith's performance of his duties; or (6) material breach of any provision of his employment agreement.

     If, during the term of Mr. Smith's employment agreement, there is a "change in control" of eGlobe and in connection with or within two years after such change of control we terminate Mr. Smith's employment other than "termination for cause" or Mr. Smith terminates with good reason, we shall be obligated, concurrently with such termination, to pay the Smith Severance Amount in a single lump sum cash payment to Mr. Smith. A "change of control" occurs if (1) any person becomes the beneficial owner of 35% or more of the total number of our voting shares, (2) we sell substantially all of assets, (3) we merge or combine with another company and immediately following such transaction the persons and entities who were stockholders of eGlobe before the merger own less than 50% of the stock of the merged or combined entity, or (4) the current Chairman and Chief Executive Officer (Christopher J. Vizas) ceases to be the Chief Executive Officer of eGlobe. Mr. Smith's employment terminated in January 2000.

     On February 20, 1998, we entered into an employment  agreement  with Ronald
A. Fried pursuant to which Mr. Fried agreed to serve as our Vice President of Business Development through December 31, 2000. Mr. Fried's employment agreement provides for a minimum salary of $150,000 per annum, reimbursement of certain expenses, annual bonuses based on financial performance targets to be adopted by the Chairman and Chief Executive and Mr. Fried, and the grant of options to purchase an aggregate of 100,000 shares of common stock. The options granted to Mr. Fried pursuant to his employment agreement are comprised of options to purchase 33,333 shares of common stock at an exercise price of $3.03 which vested on August 20, 1998, 33,333 shares of common stock at an exercise price of $3.03 which vested on August 20, 1999 and 33,334 shares of common stock at an exercise price of $3.03 which will vest on August 20, 2000 (contingent upon Mr. Fried's continued employment as of such date and the attainment of certain financial performance targets). Each of the options has a term of five years.

     Mr. Fried's employment agreement provides that, if we terminate Mr. Fried's employment other than pursuant to a "termination for cause" or after a material breach of the employment agreement by us, Mr. Fried shall continue to receive, for one year commencing on the date of such termination, his full base salary, any annual or quarterly bonus that has been earned before termination of employment or is earned after the termination of employment (where Mr. Fried meets the applicable performance goals prior to termination and we meet the applicable Company performance goals after termination), and all other benefits and compensation that Mr. Fried would have been entitled to under his employment agreement in the absence of termination of employment (the "Fried Severance Amount"). A "termination for cause" is defined as termination by us because of Mr. Fried's personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, persistent refusal or willful failure materially to perform his duties and responsibilities to us which continues after Mr. Fried receives notice of such refusal or failure; willful violation of any law, rule, or regulation (other than traffic violations or similar offenses), or material breach of any provision of his employment agreement.

     If during the term of Mr. Fried's employment agreement there is a "change in control" of eGlobe and in connection with or within two years after such change of control we terminate Mr. Fried's employment other than "termination for cause" or Mr. Fried terminates with good reason, we shall be obligated, concurrently with such termination, to pay the Fried Severance Amount in a single lump sum cash payment to Mr. Fried. A "change of control" is deemed to have taken place under Mr. Fried's employment agreement if any person becomes the beneficial owner of 35% or more of the total number of our voting shares.

     On December 3, 1999, we entered into an employment agreement with Bijan Moaveni pursuant to which Mr. Moaveni agreed to serve as Chief Operating Officer of eGlobe through December 31, 2002. Mr. Moaveni's employment agreement provides for a minimum salary of $180,000 per annum, reimbursement of certain expenses, and annual bonuses based on performance goals to be adopted by the Chairman and Chief Executive and Mr. Moaveni. On December 16, 1999 our Board of Directors granted Mr. Moaveni options to purchase 150,000 shares of common stock at an exercise price equal to $2.8125 which will vest upon achievement of certain performance criteria. Mr. Moaveni was also granted options to purchase 75,000 shares of common stock which will vest in three equal annual installments beginning on December 31, 2001. The vesting of options to purchase an additional 75,000 shares was accelerated and such options were exercised during March 2000.

     Mr. Moaveni's employment agreement provides that, if we terminate Mr. Moaveni's employment other than "for cause" or after a material breach of the employment agreement by us, Mr. Moaveni shall continue to receive, for one year commencing on the date of such termination, his full base salary, any annual or quarterly bonus that has been accrued or earned prior to termination of employment, and all other benefits and compensation that Mr. Moeveni would have been entitled to under his employment agreement in the absence of termination of employment (the "Moaveni Severance Amount"). "Termination for cause" means termination by us because of Mr. Moaveni's (1) fraud or material misrepresentation with respect to our business or assets; (2) persistent refusal or failure to materially perform his duties and responsibilities to us which continues after Mr. Moaveni receives notice of such refusal or failure; (3) conduct that constitutes disloyalty to eGlobe and which materially harms eGlobe or conduct that constitutes breach of fiduciary duty involving personal profit;
(4) conviction of a felony or crime, or willful violation of any law, rule, or regulation, involving dishonesty or moral turpitude; (5) the use of drugs or alcohol which interferes materially with Mr. Moaveni's performance of his duties; or (6) material breach of any provision of his employment agreement.

     If, during the term of Mr. Moaveni's employment agreement, there is a "change in control" of eGlobe and in connection with or within two years after such change of control we terminate Mr. Moaveni's employment other than termination for cause, or we reduce Mr. Moaveni's responsibility and authority or takes steps which amount to a demotion of Mr. Moaveni, we shall be obligated, concurrently with such termination, to pay the Moaveni Severance Amount in a single lump sum cash payment to Mr. Moaveni. A "change of control" occurs if (1) Christopher J. Vizas is terminated by eGlobe or is no longer the Chairman or Chief Executive Officer; (2) more than half of the members of our Board of Directors are replaced at one time; or (3) any person becomes the beneficial owner of 35% or more of the total number of our voting shares.

     Under a side letter to Mr. Moaveni's employment agreement, we were obligated to repurchase at Mr. Moaveni's request the 247,213 shares of common stock issued to Mr. Moaveni in our acquisition of Coast for $700,000 under certain conditions. Subsequent to December 31, 1999, Mr. Moaveni waived his rights to cause us to redeem such shares.

     On January 1, 2000, we entered into an employment agreement with David Skriloff pursuant to which Mr. Skriloff agreed to serve as Chief Financial Officer of eGlobe through January 1, 2004. Mr. Skriloff's employment agreement provides for a minimum salary of $160,000 per annum, reimbursement of certain expenses, annual bonuses based on performance goals to be adopted by the Chairman and Chief Executive and Mr. Skriloff, the purchase of 36,000 shares of our common stock through a four year loan from us to Mr. Skriloff at an interest rate of 8%, and the grant of options to purchase an aggregate of 264,000 shares of our common stock. The options granted to Mr. Skriloff pursuant to his employment agreement are comprised of options to purchase 144,000 shares of common stock (the "Skriloff Time-Vested Options") at an exercise price of $4.44 which vest in installments of 36,000 shares each on December 31, 2000, 2001, 2002, and 2003 (contingent upon Mr. Skriloff's continued employment as of such date) and 120,000 shares of common stock (the "Skriloff Performance Options") at an exercise price of $4.44 which will vest in installments of 40,000 shares each on December 31, 2000, 2001, and 2002 (contingent upon Mr. Skriloff's continued employment as of such date and certain performance goals). The Skriloff Time-Vested Options have a term of five years from January 1, 2000. The Skriloff Performance Options have a term of nine years from January 1, 2000.

     Mr. Skriloff's employment agreement provides that, if we terminate Mr. Skriloff's employment other than "for cause" or in the event of any "resignation for good reason," Mr. Skriloff shall receive his Accrued Rights and shall continue to receive, for one year commencing on the date of such termination, his full base salary and all other benefits and compensation that Mr. Skriloff would have been entitled to under his employment agreement in the absence of termination of employment (the "Skriloff Severance

Amount"). "Termination for cause" means termination by us because of Mr. Skriloff's (1) fraud or material misrepresentation with respect to our business or assets; (2) persistent refusal or failure to materially perform his duties and responsibilities to eGlobe which continues after Mr. Skriloff receives notice of such refusal or failure; (3) conduct that constitutes breach of a fiduciary duty involving personal profit; (4) conviction or plea of nolo contendere of a felony under the laws of the United States or any state thereof, or any equivalent crime in any foreign jurisdiction, (5) willful violation of any law, rule, or regulation, involving dishonesty or moral turpitude that is materially detrimental to us; or (6) the use of illegal drugs or alcohol which interferes materially with Mr. Skriloff's performance of his duties. "Resignation for good reason" means a resignation following (1) material reduction, without Mr. Skriloff's consent, of Mr. Skriloff's duties, titles, or reporting relationships; (2) any reduction, without Mr. Skriloff's consent, of Mr. Skriloff's base salary; (3) any involuntary relocation of Mr. Skriloff's principal place of business; or (4) a material breach of Mr. Skriloff's employment agreement by us.

     If, during the term of Mr. Skriloff's employment agreement, there is a "change in control" of eGlobe and in connection with or within two years after such change of control we terminate Mr. Skriloff's employment other than termination for cause or Mr. Skriloff resigns with good reason, we shall be obligated, concurrently with such termination, to pay the Skriloff Severance Amount in a single lump sum cash payment to Mr. Skriloff. A "change of control" occurs if (1) eGlobe or its shareholders enter into an agreement to dispose of all or substantially all of our assets or stock (other than any agreement of merger or reorganization where the shareholders of eGlobe immediately before the consummation of the transaction will own 50% or more of the fully diluted equity of the surviving entity immediately after the consummation of the transaction);
(2) during any period of two consecutive years (not including any period prior to the date of Mr. Skriloff's employment agreement), individuals who at the beginning of such period constitute the Board of Directors (and any new directors whose election by the Board of Directors or nomination for election by our shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was so approved) cease for any reason (except for death, disability, or voluntary retirement) to constitute a majority thereof; or (3) during any two consecutive years (not including any period prior to the date of Mr. Skriloff's employment agreement), individuals who at the beginning of such period constitute the senior management of eGlobe cease for any reason (except for death, disability, or voluntary retirement) to constitute a majority thereof.

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

THE 1995 EMPLOYEE STOCK OPTION AND APPRECIATION RIGHTS PLAN

     The Compensation Committee of our Board of Directors administers the 1995 Employee Stock Option and Appreciation Rights Plan (the "Employee Plan") and may grant stock options and stock appreciation rights to our employees, advisors and consultants.

     Incentive stock options granted under the Employee Plan are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, unless they exceed certain limitations or are specifically designated otherwise, and, accordingly, may be granted to our employees only. All other options granted under the Employee Plan are nonqualified stock options, meaning an option not intended to qualify as an incentive stock option or an incentive stock option which is converted into a nonqualified stock option under the terms of the Employee Plan.

     The option exercise price for incentive stock options granted under the Employee Plan may not be less than 100% of the fair market value of our common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of our common stock). For nonqualified stock options, the option price shall be equal to the fair market value of our common stock on the date the option is granted. The maximum option term is 10 years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock) and the options vest over periods determined by the Compensation Committee.

     The Compensation Committee has decided not to grant any more tandem stock appreciation rights with stock options. However, the Compensation Committee may award freestanding stock appreciation rights.

     The maximum number of shares of common stock that may be issued upon exercise of stock options and stock appreciation rights granted under the Employee Plan is 7,000,000 shares. The Employee Plan will terminate on December 14, 2005, unless terminated earlier by our Board of Directors.

THE DIRECTORS STOCK OPTION AND APPRECIATION RIGHTS PLAN

     The 1995 Directors Stock Option and Appreciation Rights Plan (the "Director Plan") is administered by our Compensation Committee. Effective June 16, 1999, the Director Plan was amended to reduce the number of shares of common stock available for issuance thereunder to 437,000, the number of shares underlying options then outstanding.

     Options granted under the Director Plan expire ten (10) years from the date of grant, or in the case of incentive stock options granted to Directors who are employees holding more than 10% of the total combined voting power of all classes of our stock, five (5) years from the date of grant. However, upon a change of control of eGlobe as defined in the Director Plan, all options will become fully exercisable.

     Unless terminated earlier by the Compensation Committee, the Director Plan will terminate on December 14, 2005.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of our common stock owned beneficially, as of April 3, 2000, by each Director and Executive Officer of eGlobe, and by all directors and executive officers of eGlobe as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons. Unless otherwise indicated, the address of each of the named individuals is c/o eGlobe, Inc., 1250 24th Street, N.W., Suite 725, Washington, DC 20037.

                 NAME OF                        NUMBER OF SHARES                 PERCENT OF
             BENEFICIAL OWNER                OWNED BENEFICIALLY (1)     COMMON STOCK OUTSTANDING (2)
-----------------------------------------   ------------------------   -----------------------------
Christopher J. Vizas (3) ................             496,499                        0.6%
Arnold Gumowitz .........................          10,640,000                       11.9
David W. Warnes (4) .....................             111,000                          *
Richard A. Krinsley (5) .................             180,182                          *
Donald H. Sledge (6) ....................             110,000                          *
James O. Howard (7) .....................              95,000                          *
Richard Chiang (8) ......................           2,153,545                        2.4
John H. Wall (9) ........................              50,000                          *
Gary Gumowitz ...........................          13,300,000                       14.9
John W. Hughes ..........................           3,800,000                        4.3
David Skriloff (10) .....................              50,061                          *
Bijan Moaveni (11) ......................           1,138,814                        1.3
Ronald A. Fried (12) ....................             107,734                          *
Anne Haas (13) ..........................              45,617                          *
                                                   ----------                      ------
All executive officers and directors as a
 Group (14 persons)  (14) ...............          32,278,452                       35.5%

----------
* Less than 1%

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from April 3, 2000. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. This table includes shares of common stock subject to outstanding options granted pursuant to our option plans.

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

(3) Includes options to purchase 204,372 shares of common stock exercisable within 60 days from April 3, 2000. Does not include options to purchase 933,334 shares of common stock which are not exercisable within such period.

(4) Consists solely of options to purchase common stock exercisable within 60 days from April 3, 2000.

(5) Includes options to purchase 96,000 shares of common stock exercisable within 60 days from April 3, 2000.

(6) Consists solely of options to purchase common stock exercisable within 60 days from April 3, 2000.

(7) Includes options to purchase 85,000 shares of common stock exercisable within 60 days from April 3, 2000.

(8) Includes options to purchase 50,000 shares of common stock exercisable within 60 days from April 3, 2000, and warrants to purchase 8,540 shares of common stock exercisable within 60 days from April 3, 2000, owned by Tenrich Holdings Ltd., of which Mr. Chiang is the sole stockholder. Does not include warrants owned by Tenrich Holdings Ltd. to purchase 215,111 shares of common stock which are not exercisable within such period.

(9) Includes options to purchase 50,000 shares of common stock exercisable within 60 days from April 3, 2000. Does not include 15% interest in warrants to purchase 18,000 shares of common stock which are not exercisable within such a period.

(10) Includes options to purchase 36,000 shares of common stock exercisable within 60 days from April 3, 2000. Does not include (1) warrants to purchase 4,218 shares of common stock or (2) options to purchase 264,000 shares of common stock which are not exercisable within such period.

(11) Includes 901,600 shares of common stock which are issuable within 60 days from April 3, 2000 upon the conversion of the Series O Preferred Stock.

(12) Includes options to purchase 16,047 shares of common stock exercisable within 60 days from April 3, 2000. Does not include options to purchase 248,571 shares of common stock which are not exercisable within such period.

(13) Includes options to purchase 30,617 shares of common stock exercisable within 60 days from April 3, 2000. Does not include options to purchase 100,616 shares of common stock which are not exercisable within 60 days from April 3, 2000.

(14) Includes (1) options to purchase 789,036 shares of common stock exercisable within 60 days from April 3, 2000, (2) warrants to purchase 8,540 shares of common stock exercisable within 60 days from April 3, 2000 and (3) 901,600 shares of common stock issuable upon conversion of the Series O Preferred Stock within 60 days from April 3, 2000. Does not include (1) options to purchase 1,546,521 shares of common stock or (2) warrants to purchase 219,329 shares of common stock which are not exercisable within such period.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the number and percentage of shares of our common stock owned beneficially, as of April 3, 2000, by any person who is known to us to be the beneficial owner of 5% or more of our common stock. Information as to beneficial ownership is based upon statements furnished to us by such persons.


NAME AND ADDRESS                        AMOUNT AND NATURE OF         PERCENT
OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP (1)     OF CLASS (2)
----------------------------------   --------------------------   -------------
EXTL Investors LLC (3) ...........          15,553,076                 17.4%
 850 Cannon, Suite 200
 Hurst, Texas 76054
Gary Gumowitz ....................          13,300,000                 14.9%
 c/o eGlobe, Inc.
 1250 24th Street, N.W., Suite 725
 Washington, D.C. 20004
Arnold Gumowitz ..................          10,640,000                 11.9%
 c/o eGlobe, Inc.
 1250 24th Street, N.W., Suite 725
 Washington, D.C. 20004


----------
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from April 3, 2000. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated.

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

(3) Includes (a) 2,254,000 shares of common stock issuable within 60 days from April 3, 2000 upon the conversion of the Series O Preferred Stock and (b) warrants to purchase 6,000,000 shares of common stock exercisable within 60 days from April 3, 2000. Ronald and Gladys Jensen, members of EXTL Investors LLC, may be deemed to be beneficial owners of these securities.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 31, 1998, two officers of eGlobe each loaned $50,000 to us for short term needs. The loans were repaid, including a 1% fee, in February, 1999.

     In November 1998, we reached an agreement with Mr. Ronald Jensen, who, at the time, was our largest stockholder. The agreement concerned settlement of unreimbursed costs and potential claims. Mr. Jensen had purchased $7.5 million of our common stock in a private placement in June 1997 and later was elected Chairman of our Board of Directors. After approximately three months, Mr. Jensen resigned his position, citing both other business demands and the challenges of managing our business. During his tenure as Chairman, Mr. Jensen incurred staff and other costs that were not billed to eGlobe. Also, Mr. Jensen subsequently communicated with our current management, indicating there were a number of issues raised during his involvement with eGlobe relating to the provisions of his share purchase agreement which could result in claims against us.

     In December 1998, to resolve all current and potential issues, we exchanged 75 shares of our 8% Series C cumulative convertible preferred stock ("Series C Preferred Stock"), which management estimated to have a fair market value of approximately $3.4 million and a face value of $7.5 million, for Mr. Jensen's then current holding of 1,425,000 shares of common stock. The terms of the Series C Preferred Stock permitted Mr. Jensen to convert the Series C Preferred Stock into the number of shares equal to the face value of the preferred stock divided by 90% of the common stock market price, but with a minimum conversion price of $4.00 per share and a maximum of $6.00 per share, subject to adjustment if we issue common stock for less than the conversion price. The difference between the estimated fair value of the Series C Preferred Stock to be issued and the market value of the common stock surrendered resulted in a one-time non-cash charge to our statement of operations of $1.0 million in the quarter ended September 30, 1998 with a corresponding credit to stockholders' equity.

     In connection with subsequent issuances of securities which are convertible into or exercisable for our common stock, we discussed with Mr. Jensen the extent to which the conversion price of the Series C Preferred Stock should be adjusted downward. On February 12, 1999 (1) Mr. Jensen exchanged 75 shares of Series C Preferred Stock (convertible into 1,875,000 shares of common stock) for 3,000,000 shares of common stock, which exchange would have the same economic effect as if the Series C Preferred Stock had been converted into common stock with an effective conversion price of $2.50 per share and (2) Mr. Jensen waived any rights to the warrants associated with the Series C Preferred Stock. The market value of the 1,125,000 incremental shares of common stock issued of approximately $2.2 million was recorded as a preferred stock dividend in the quarter ended March 31, 1999.

     Mr. Jensen transferred all his interests in the 3,000,000 shares of common stock he received in exchange for the Series C Preferred Stock to EXTL Investors LLC, a limited liability company in which Mr. Jensen and his wife are the sole members.

     In February 1999, contemporaneously with the exchange of Mr. Jensen's Series C Preferred Stock for shares of common stock, we concluded a private placement of $5 million with EXTL Investors. We sold 50 shares of our 8% Series E cumulative convertible redeemable preferred stock (the "Series E Preferred Stock") and warrants (the "Series E Warrants") to purchase (1) 723,000 shares of common stock with an exercise price of $2.125 per share and (2) 277,000 shares of common stock with an exercise price of $.01 per share to EXTL Investors.

     The shares of Series E Preferred Stock will automatically be converted into shares of our common stock, on the earliest to occur of (1) the first date as of which the last reported sales price of our common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series E Preferred Stock is outstanding, (2) the date that 80% or more of the Series E Preferred Stock we have issued has been converted into common stock, or (3) we complete a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to us of at least $20 million. The initial conversion price for the Series E Preferred Stock is $2.125, subject to adjustment if we issue common stock for less than the conversion price.

     As of February 1, 2000, because the closing sales price of our common stock was over the required threshold for the requisite number of trading days, the shares of Series E Preferred Stock converted into shares of our common stock.

     On April 9, 1999, one of our subsidiaries borrowed $7 million from EXTL Investors and we granted EXTL Investors warrants to purchase 1,500,000 shares of our common stock, 1,000,000 of which have expired. For more information, see the "Business--Developments in 1999--Private Placement of Unsecured Notes and Warrants" section above. As of June 30, 1999, three of our subsidiaries borrowed $20 million from EXTL Investors and we granted EXTL Investors warrants to purchase 5,000,000 shares of our common stock. For more information, see the "Business--Developments in 1999--Completion of $20 Million Financing" section above. In November 1999, we prepaid $4 million of such loan with the issuance of shares of Series J Preferred Stock. For more information, see the "Business--Developments in 1999--Issuance of Preferred Stock to Prepay $4 Million of $20 Million Note" section above. The shares of Series J Preferred Stock automatically converted into 2,564,102 shares of common stock on January 31, 2000 because the closing sales price of our common stock was over the required threshold for the requisite number of trading days.

     On October 14, 1999, we acquired iGlobe, Inc., a wholly owned subsidiary of Highpoint Telecommunications, Inc. David Warnes, an eGlobe Director, has been the President and Chief Executive Officer of Highpoint since April 1998. For more information, see the "Business-- Developments in 1999--iGlobe Acquisition" section above.

     On December 3, 1999, we acquired Coast International, Inc. Prior to our acquisition of Coast, its majority stockholder was Ronald Jensen, a member of EXTL Investors, our largest stockholder. We issued Mr. Jensen 11,270 shares of our Series O Preferred Stock and 618,033 shares of our common stock. The Series O Preferred Stock is convertible into 3,220,000 shares of our common stock, at the holder's option, into shares of our common stock at any time after the later of (A) one year after the date of issuance and (B) the date we have received stockholder approval for such conversion and the applicable Hart-Scott-Rodino waiting period has expired or terminated. Upon conversion of the Series O Preferred Stock, the former Coast Stockholders will own approximately 22.6% of our outstanding common stock on a fully diluted basis. For more information, see the "Business--Developments in 1999--Coast Acquisition" section above.

     Our stockholders approved at the most recent annual meeting of stockholders held on June 16, 1999 a proposal to allow EXTL Investors to own 20% or more of eGlobe common stock outstanding now or in the future and the possible issuance of eGlobe common stock upon the exercise of the warrants issued in connection with the $20 million debt placement and the possible repayment of up to 50% of the $20 million debt using shares of eGlobe common stock, where the number of shares issuable may equal or exceed 20% of eGlobe common stock outstanding.

     As of June 30, 1999, the loan and note purchase agreement with EXTL Investors was amended to add two additional borrowers (IDX Financing Corporation and Telekey Financing Corporation), each of which is an indirect wholly owned subsidiary of us. Also effective as of that date, EXTL Investors purchased $20 million of 5% secured notes from eGlobe Financing, IDX Financing and Telekey Financing (collectively, the "Financing Companies"). As required by the loan and note purchase agreement, eGlobe Financing used proceeds of such financing to repay the $7 million April 1999 loan from EXTL Investors and approximately $8 million of senior indebtedness to IDT Corporation. We granted EXTL Investors warrants to purchase 5,000,000 shares of our common stock at an exercise price of $1.00 per share, and 2/3 of the warrants to purchase 1,500,000 shares granted in connection with the $7 million loan expired upon issuance of the secured notes.

     The 5% secured notes must be repaid in 36 specified monthly installments commencing on August 1, 1999, with the remaining unpaid principal and accrued interest being due in a lump sum with the last payment. The entire amount becomes due earlier if we complete an offering of debt or equity securities from which we receive net proceeds of at least $100 million (a "Qualified Offering"). The principal and interest of the 5% secured notes may be paid in cash. However, up to 50% of the original principal amount of the 5% secured notes may be paid in our common stock at our option if:

   o the closing price of our common stock on Nasdaq is $8.00 or more for any 15 consecutive trading days;


   o we close a public offering of equity securities at a price of at least $5.00 per share and with gross proceeds to us of at least $30 million; or

   o we close a Qualified Offering (at a price of at least $5.00 per share, in the case of an offering of equity securities).

EXTL Investors also has agreed to make advances to the Financing Companies from time to time based upon eligible accounts receivables. These advances may not exceed the lesser of:

     o 50% of eligible accounts receivable; or

   o the aggregate amount of principal payments made by the Financing Companies under the 5% secured notes.

As of December 31, 1999, we have borrowed $1.1 million under the accounts receivable facility.

     The 5% secured notes and the accounts receivable revolving note are secured by substantially all of our and our subsidiaries' equipment and other personal property and our and IDX's accounts receivables. In order to provide such security arrangements, we and each of our subsidiaries transferred equipment and other personal property to the Financing Companies and we have agreed that we will and will cause our subsidiaries to transfer equipment and other personal property acquired after the closing date to the Financing Companies. We and our operating subsidiaries have guaranteed payment of the secured notes.

     As of December 16, 1999, we loaned certain of our senior executive officers an aggregate of $1,209,736 in connection with their exercise of employee stock options, including $673,954 to Chris Vizas, $158,203 to Ronald Fried and $70,313 to Allen Mandel. The loans are evidenced by full-recourse promissory notes, which accrue interest at a rate of 6% per annum and mature on the earliest to occur of (a) for $177,188 of the loans December 16, 2003 and for $1,032,548 of the loans December 16, 2004, (b) the date that is 90 days after the date that the senior executive's employment with us terminates, unless such termination occurs other than "for cause" (as defined below), and (c) promptly after the date that an executive sells all or a portion of the collateral under his note, in which case such executive must repay the note in full or that portion of the note that can be repaid if only a portion of the collateral is sold. The loans are secured by the shares of common stocks received upon exercise of the options and any cash, securities, dividends or rights received upon sale of shares of such common stock.

     "Termination for cause" means termination because of (i) the executive's fraud or material misappropriation with respect to our business of assets; (ii) the executive's persistent refusal or failure to materially perform his duties and responsibilities, which continues after the executive receives notice of such refusal or failure; (iii) conduct that constitutes disloyalty or materially harms us; (iv) conviction of a felony or crime; (v) use of drugs or alcohol which materially interferes with the executive's performance of his duties; or
(vi) material breach of any provision of the executive's employment agreement.

     Arnold Gumowitz, Co-Chairman of our Board of Directors, owns the building located at 421 Seventh Avenue, New York, New York and leases space in this building to us for the executive offices and telecommunications switching equipment of our Trans Global subsidiary. We lease 20,000 square feet at that location at an annual rate of $568,800, which increases to $600,000 by the end of the lease term. The lease terminates on March 31, 2003.

     Prior to closing, Coast incurred $3.25 million of unsecured debt with an affiliate of EXTL. With the consent of our existing lender, EXTL, we and our operating subsidiaries have guaranteed the repayment of the $3.25 million debt and Coast has secured its repayment obligation with its operating assets. The debt is evidenced by (1) a promissory note in the original principal amount of $3 million which bears interest at a variable rate and matures on July 1, 2000 and (2) a promissory note in the original principal amount of $250,000 which bears interest at 11% per annum and matures on November 29, 2000.

                                 eGLOBE, INC.


                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A) 1. THE FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8 BEGINNING AT PAGE F-1:

   2.  FINANCIAL STATEMENT SCHEDULE

       Schedule II Valuation and Qualifying Accounts

B) 1.  REPORTS ON FORM 8-K:


   1. A report on Form 8-K dated September 20, 1999 under Item 2 was filed with the Commission on October 5, 1999 to report the acquisition of control of Oasis Reservations Services, Inc.

   2. A report on Form 8-K dated August 23, 1999 under Item 5 was filed with the Commission on October 15, 1999 to satisfy compliance with Nasdaq requirements regarding the listing of the Company on the Nasdaq National Market.

   3. A report on Form 8-K dated October 14, 1999 under Item 2 was filed with the Commission on October 29, 1999 to report the closing of the acquisition of iGlobe, Inc.

   4. A report on Form 8-K/A dated September 20, 1999 under Item 7 was filed with the Commission on December 6, 1999 to file financial statements of Oasis Reservations Services, Inc.

   5. A report on Form 8-K/A dated September 20, 1999 under Item 7 was filed with the Commission on December 10, 1999 to correct problems due to data transmission problems.

   6. A report on Form 8-K dated December 2, 1999 under Item 2 was filed with the Commission on December 17, 1999 to report the closing of the acquisition of Coast International, Inc.

   7. A report on Form 8-K dated October 14, 1999 under Item 2 was filed with the Commission on December 28, 1999 to file financial statements of iGlobe, Inc.

   8. A report on Form 8-K dated December 16, 1999 under Item 2 was filed with the Commission on December 30, 1999 to report the signing of the definitive agreement to acquire Trans Global Telecommunications, Inc.

   9. A report on Form 8-K dated January 27, 2000 under Item 2 was filed with the Commission on February 15, 2000 to report the closing of a $15 million equity private placement with RGC International Investors, LDC.

   10. A report on Form 8-K/A dated December 2, 1999 under Item 7 was filed with the Commission on February 15, 2000 to file financial statements of Coast International, Inc.

C) EXHIBITS:


 EXHIBIT
   NO.                                                 DESCRIPTION
---------   -------------------------------------------------------------------------------------------------
2.1         Agreement and Plan of Merger, dated February 3, 1999, by and among Executive TeleCard, Ltd.,
            Telekey, Inc., eGlobe Merger Sub No. 2, Inc. and the stockholders of Telekey, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of Executive TeleCard, Ltd., dated
            March 1, 1999).
2.2         Asset Purchase Agreement, dated July 10, 1998, by and among Executive TeleCard, Ltd.,
            American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding
            Corp., and C-Soft Acquisition Corp. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K filed on July 2, 1999).


 EXHIBIT
   NO.                                                DESCRIPTION
--------   -------------------------------------------------------------------------------------------------
2.3        Amendment No. 1 to Asset Purchase Agreement, dated July 30, 1998, by and among Executive
           TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation,
           Connectsoft Holding Corp., and C-Soft Acquisition Corp. (Incorporated by reference to Exhibit
           2.2 in Current Report on Form 8-K filed on July 2, 1999).
2.4        Amendment No. 2 to Asset Purchase Agreement, dated August _, 1998, by and among Executive
           TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation,
           Connectsoft Holding Corp., and C-Soft Acquisition Corp. (Incorporated by reference to Exhibit
           2.3 in Current Report on Form 8-K filed on July 2, 1999).
2.5        Amendment No. 3 to Asset Purchase Agreement, dated June 17, 1999, by and among Executive
           TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation,
           Connectsoft Holding Corp., and C-Soft Acquisition Corp. (Incorporated by reference to Exhibit
           2.4 in Current Report on Form 8-K filed on July 2, 1999).
2.6        Assignment  and Assumption  Agreement,  dated as of June 17, 1999, by and among Vogo Networks, LLC, Connectsoft Communications Corporation,
           and Connectsoft  Holding Corp.  (Incorporated by reference to Exhibit
           2.5 in Current Report on Form 8-K filed on July 2, 1999).
2.7        Exchange  Agreement  dated July 26,  1999,  by and between the former
           stockholders   of  IDX   International,   Inc.   and   eGlobe,   Inc.
           (Incorporated  by reference to Exhibit 2.1 in Current  Report on Form
           8-K/A filed on August 31, 1999).
2.8        Exchange Agreement dated as of September 3, 1999 by and between eGlobe, Inc. and American
           United Global, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K filed on September 3, 1999).
2.9        Contribution Agreement by and among eGlobe, Inc., eGlobe/OASIS, Inc., OASIS Reservation
           Services, Inc., Outsourced Automated Services and Integrated Solutions, Inc. and eGlobe/Oasis
           Reservations LLC, dated as September 15, 1999. (Incorporated by reference to Exhibit 2.1 in
           Current Report on Form 8-K filed on October 5, 1999).
2.10       Stock Purchase Agreement dated as of October 4, 1999 by and among eGlobe, Inc., iGlobe, Inc.
           and Highpoint Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 in Current
           Report on Form 8-K filed on October 29, 1999).
2.11       Agreement and Plan of Merger dated as of November 29, 1999 by and among eGlobe, Inc.,
           eGlobe Merger Sub No. 5, Inc., Coast International, Inc. and the Stockholders of Coast
           International, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of
           eGlobe, Inc., dated December 17, 1999).
2.12       Agreement and Plan of Merger dated as of December 16, 1999 by and among eGlobe, Inc.,
           eGlobe, Merger Sub No. 6, Inc., Trans Global Communications, Inc., and The Stockholders of
           Trans Global Communications, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of eGlobe, Inc., dated December 30, 1999).
3.1        Restated  Certificate  of  Incorporation  as  amended  June 16,  1999
           (Incorporated by reference to Exhibit 3.1 in Quarterly Report on Form
           10-Q of eGlobe, Inc., for the period ended June 30, 1999).
3.2        Certificate of Amendment of Restated Certificate of Incorporation, dated July 8, 1999.
3.3        Certificate of Amendment of Restated Certificate of Incorporation, dated March 23, 2000.
3.4        Certificate of Elimination to Certificate of Designations, Rights and Preferences of Series A
           Convertible Preferred Stock of eGlobe, Inc.
3.5        Certificate of Elimination to Certificate of Designations, Rights and Preferences of Series B
           Convertible Preferred Stock of eGlobe, Inc.
3.6        Certificate of Elimination to Certificate of Designations, Rights and Preferences of 8% Series C
           Cumulative Convertible Preferred Stock of eGlobe, Inc.


 EXHIBIT
   NO.                                                DESCRIPTION
--------   -------------------------------------------------------------------------------------------------
3.7        Certificate of Elimination to Certificate of Designations, Rights and Preferences of 8% Series D
           Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.8        Certificate of Designations, Rights and Preferences of 8% Series E Cumulative Convertible
           Redeemable Preferred Stock of eGlobe, Inc. (filed as part of the Restated Certificate of
           Incorporation at Exhibit 3.1).
3.9        Certificate of Designations, Rights and Preferences of Series F Convertible Preferred Stock of
           eGlobe, Inc. (filed as part of the Restated Certificate of Incorporation at Exhibit 3.1).
3.10       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 6% Series G
           Cumulative Convertible Redeemable Preferred Stock of eGlobe, Inc.
3.11       Certificate of Elimination to Certificate of Designations, Rights and Preferences of Series H
           Convertible Preferred Stock of eGlobe, Inc.
3.12       Certificate of Designations, Rights and Preferences of Series I Convertible Optional Redeemable
           Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.6 in Current Report on
           Form 8-K/A of eGlobe, Inc., dated August 31, 1999).
3.13       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 5% Series J
           Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.14       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 5% Series K
           Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.15       Certificate of Designations, Rights and Preferences of 20% Series M Cumulative Convertible
           Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on
           Form 8-K of eGlobe, Inc. filed October 29, 1999).
3.16       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 8% Series N
           Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.17       Certificate of Designations, Rights, Preferences and Restrictions of 10% Series O Cumulative
           Convertible Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 2.1 in Current
           Report on Form 8-K of eGlobe, Inc., dated December 17, 1999).
3.18       Certificate of Designations, Rights, Preferences and Restrictions of Series P Convertible
           Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on
           Form 8-K of eGlobe, Inc. filed February 15, 2000).
3.19       Certificate of Designations, Rights, Preferences and Restrictions of Series Q Convertible
           Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on
           Form 8-K of eGlobe, Inc. filed March 23, 2000).
3.20       Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 in Annual Report on
           Form 10-K of eGlobe, Inc. for the fiscal year ended March 31, 1998).
3.21       Amendment to Bylaws (Incorporated by reference to Exhibit 3.4 in Annual Report on Form
           10-K of eGlobe, Inc., for the period ended December 31, 1998).
4.1        Forms of Warrant to purchase shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.8 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended
           December 31, 1998).
4.2        Compensation Agreement, dated September 2, 1998, between eGlobe, Inc., C-Soft Acquisition
           Corp. and Brookshire Securities Corp., providing a warrant to purchase 2,500 shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.13 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December 31, 1998).
4.3        Agreement, dated June 18, 1998, by and between eGlobe, Inc. and Seymour Gordon
           (Incorporated by reference to Exhibit 4.14 in Annual Report on Form 10-K of eGlobe, Inc., for
           the period ended December 31, 1998).


 EXHIBIT
   NO.                                                DESCRIPTION
--------   ------------------------------------------------------------------------------------------------
 4.4       Promissory Note in the original principal amount of $1,000,000 dated June 18, 1998, between
           eGlobe, Inc. and Seymour Gordon (Incorporated by reference to Exhibit 4.15 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December 31, 1998).
 4.5       Promissory Note of C-Soft Acquisition Corp., as maker, and eGlobe, Inc., as guarantor, payable to Dr. J. Soni in the original principal amount of $250,000, dated September 1, 1998, providing a warrant to purchase 25,000 shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.17 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December
           31, 1998).
 4.6       Form of  Warrant  to  purchase  5,000,000  shares of common  stock of
           eGlobe,  Inc. issued to EXTL Investors LLC (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of eGlobe filed July 19,
           1999).
 4.7       Form of Warrants to purchase up to 1,250,000 shares of common stock of eGlobe, Inc.
           (Incorporated by reference to Exhibit 4.7 in Current Report on Form 8-K/A of eGlobe, Inc.,
           dated August 31, 1999).
 4.8       Form of Warrants to purchase  shares of common stock of eGlobe,  Inc.
           dated as of September 15, 1999  (Incorporated by reference to Exhibit
           4.1 in Current Report on Form 8-K of eGlobe filed October 5, 1999).
 4.9       Form of Warrants to purchase shares of common stock of eGlobe, Inc. dated as of October 15,
           1999. (Incorporated by reference to Exhibit 4.6 in Quarterly Report on Form 10-Q of eGlobe,
           Inc., for the period ended September 30, 1999).
 4.10      Form of Warrants to purchase 375,000 shares of common stock of eGlobe, Inc. dated as of
           January 26, 2000 (Incorporated by reference to Exhibit 4.2 in Current Report on Form 8-K of
           eGlobe, Inc. filed February 15, 2000).
 4.11      Form of Warrants to purchase 100,000 shares of common stock of eGlobe, Inc. dated as of March
           15, 2000 (Incorporated by reference to Exhibit 4.2 in Current Report on Form 8-K of eGlobe,
           Inc. filed March 23, 2000).
 4.12      Form of Warrants to purchase 60,000 shares of common stock of eGlobe, Inc. dated as of August
           25, 1999.
10.1       Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and World
           Wide Export, Ltd., dated February 28, 1996 (Incorporated by reference to Exhibit 10.20 in Form
           10-K of Executive TeleCard, Ltd., for the fiscal year ended March 31, 1996).
10.2       Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and Seymour
           Gordon, dated February 28, 1996 (Incorporated by reference to Exhibit 10.21 in Form 10-K of
           Executive TeleCard, Ltd., for the fiscal year ended March 31, 1996).
10.3       Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and Network
           Data Systems, Limited, dated June 27, 1996 (Incorporated by reference to Exhibit 10.2 in
           Quarterly Report on Form 10-Q of Executive TeleCard, Ltd., for the period ended June 30,
           1996).
10.4       Settlement Agreement, dated April 2, 1998, between Executive TeleCard, Ltd. and parties to In re: Executive TeleCard, Ltd. Securities Litigation, Case No. 94 Civ. 7846 (CLB), U.S.D.C.,
           S.D.N.Y. (Incorporated by reference to Exhibit 10.8 in Annual Report on Form 10-K of
           Executive TeleCard, Ltd., for the fiscal year ended March 31, 1998).
10.5       1995 Employee Stock Option and Appreciation Rights Plan, as amended and restated.
10.6       Employment Agreement for Christopher J. Vizas, dated December 5, 1997 (Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of Executive TeleCard, Ltd., for the
           period ended December 31, 1997).
10.7       Employment Agreement for Bijan Moaveni, dated December 3, 1999.
10.8       Employment Agreement for David Skriloff, dated January 1, 2000.

 EXHIBIT
   NO.                                                     DESCRIPTION
--------   ----------------------------------------------------------------------------------------------------------
10.9       Employment Agreement for Ronald A. Fried, dated February 20, 1998.
10.10      Security  Agreement,  dated  as of  June  17,  1999,  by and  between
           American United Global, Inc. and Vogo Networks, LLC. (Incorporated by
           reference  to Exhibit  10.1 in  Current  Report on Form 8-K of eGlobe
           filed July 2, 1999).
10.11      Side Letter,  dated June 16, 1999,  between  EXTL  Investors  LLC and
           eGlobe,  Inc.  (Incorporated  by reference to Exhibit 10.2 in Current
           Report on Form 8-K of eGlobe filed July 19, 1999).
10.12      Amendment No. 1 to Loan and Note Purchase  Agreement,  dated June 30,
           1999, between EXTL Investors LLC, eGlobe Financing  Corporation,  IDX
           Financing  Corporation and Telekey Financing  Corporation and eGlobe,
           Inc.  (Incorporated by reference to Exhibit 10.3 in Current Report on
           Form 8-K of eGlobe filed July 19, 1999).
10.13      Form of Secured  Promissory Note in the original  principal amount of
           $20,000,000,  dated June 30, 1999, of eGlobe  Financing  Corporation,
           IDX Financing  Corporation and Telekey Financing  Corporation payable to EXTL Investors LLC  (Incorporated  by reference to Exhibit 10.4 in
           Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.14      Subscription Agreement, dated April 9, 1999, between Executive TeleCard, Ltd. and eGlobe
           Financing Corporation (Incorporated by reference to Exhibit 10.18 in Annual Report on Form
           10-K of Executive Telecard, Ltd., for the period ended December 31, 1998).
10.15      Security  Agreement,  dated June 30,  1999,  among  eGlobe  Financing
           Corporation, IDX Financing Corporation, Telekey Financing Corporation
           and EXTL Investors LLC  (Incorporated by reference to Exhibit 10.5 in
           Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.16      Security Agreement, dated June 30, 1999, among eGlobe, Inc., IDX International, Inc. and
           EXTL Investors LLC (Incorporated by reference to Exhibit 10.6 in Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.17      Guaranty, dated June 30, 1999, among eGlobe, Inc., IDX International, Inc. and EXTL Investors
           LLC (Incorporated by reference to Exhibit 10.7 in Current Report on Form 8-K of eGlobe filed
           July 19, 1999).
10.18      Form of Accounts  Receivable  Revolving  Credit Note in the  original principal amount of up to $20,000,000, dated June 30, 1999, of eGlobe
           Financing   Corporation,   IDX  Financing   Corporation  and  Telekey
           Financing  Corporation payable to EXTL Investors LLC (Incorporated by reference  to Exhibit  10.8 in  Current  Report on Form 8-K of eGlobe
           filed July 19, 1999).
10.19      Operating Agreement of eGlobe/Oasis Reservations LLC by and among eGlobe/OASIS, Inc. and
           Outsourced Automated Services and Integrated Solutions, Inc., dated as September 15, 1999.
           (Incorporated by reference to Exhibit 10.8 in Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.20      Guaranty by and between eGlobe, Inc. and Outsourced Automated Services and Integrated
           Solutions, Inc. (Incorporated by reference to Exhibit 10.8 in Current Report on Form 8-K of eGlobe
           filed July 19, 1999).
10.21      Pledge Agreement by and between eGlobe, Inc. and Outsourced Automated Services and Integrated
           Solutions, Inc. (Incorporated by reference to Exhibit 10.8 in Current Report on Form 8-K of eGlobe
           filed July 19, 1999).
10.22      Guaranty by and between eGlobe, Inc. and Outsourced Automated Services and Integrated
           Solutions, Inc. (Incorporated by reference to Exhibit 10.1 in Current Report on Form 8-K of eGlobe
           filed October 5, 1999).
10.23      Pledge Agreement by and between eGlobe, Inc. and Outsourced Automated Services and Integrated
           Solutions, Inc. (Incorporated by reference to Exhibit 10.2 in Current Report on Form 8-K of eGlobe
           filed October 5, 1999).
10.24      Transition Management & Services Agreement between eGlobe, Inc. and Highpoint
           Telecommunications Inc. dated as of August 1, 1999 (Incorporated by reference to Exhibit 10.1 in
           Current Report on Form 8-K of eGlobe filed October 29, 1999).


  EXHIBIT
    NO.                                                   DESCRIPTION
----------   -----------------------------------------------------------------------------------------------------
10.25        1995 Directors Stock Option and Appreciation Rights Plan, as amended and restated.
             (Incorporated by reference to Exhibit 10.10 Annual Report on Form 10-K of Executive Telecard,
             Ltd., for the fiscal year ended March 31, 1998).
10.26        Stock Purchase Agreement, dated August 25, 1999, between eGlobe, Inc. and Seymour Gordon.
10.27        Promissory Note in original amount of $310,000 dated March 21, 1998 of eGlobe, Inc. payable to Commercial Federal Bank.
10.28        Agreement for Provision of Calling Card Services, dated August __, 1998, between eGlobe, Inc.
             (formerly known as Executive TeleCard Ltd.) and American Prepaid.
10.29        Telecommunications Services Agreement, dated July 30, 1999, between IDX International, Inc.
             and Destia Communications Services, Inc.
10.30        Reciprocal Telecommunications Services Agreement, dated June 23, 1998, between IDX
             International, Inc. and Teleglobe USA Inc.
10.31        Telecommunications Services Agreement, dated September 1, 1999, between IDX International,
             Inc. and TeleDenmark USA, Inc.
10.32        Reciprocal Telecommunications Services Agreement, dated October 29, 1999, between IDX
             International, Inc. and Trans Global Communications, Inc.
10.33        Amendment to Lease Agreement, dated October 31, 1996, between Telecommunications
             Finance Group and Athena International Ltd. Liability Co. (to be amended to replace Athena with iGlobe, Inc.).
10.34        Carrier Service Agreement, dated June 30, 1998, between IDX International, Inc. and Frontier
             Communications of the West, Inc.
10.35        Carrier Service Agreement, dated February 15, 1999, between Vitacom Corporation
             (predecessor to iGlobe, Inc.) and Satelites Mexicanos, S.A. de C.V.
10.36        Securities Purchase Agreement between eGlobe, Inc. and RGC International Investors LDC dated as of January 26, 2000 (Incorporated by reference to Exhibit 10.1 in Current Report on
             Form 8-K of eGlobe, Inc. filed February 15, 2000).
10.37        Securities Purchase Agreement between eGlobe, Inc. and RGC International Investors LDC dated as of March 15, 2000 (Incorporated by reference to Exhibit 4.2 in Current Report on Form
             8-K of eGlobe, Inc. filed March 23, 2000).
10.38        Amendment No. 2 to loan and Note Purchase Agreement, dated April  5, 2000, between and among eGlobe, Inc., eGlobe Financing Corporation, IDX Financing Corporation, Telekey
             Financing Corporation, eGlobe/Coast, Inc., and EXTL Investors, LLC.
10.39        Consent and Agreement, dated April 5, 2000, between eGlobe, Inc. and Special Investment
             Risks, LLC.
10.40        Security Agreement, dated April 5, 2000, between and among eGlobe/Coast, Inc., EXTL
             Investors, LLC, and Special Investment Risks, LLC.
10.41        Amended and Restated Security Agreement, dated April 5, 2000, between and among
             eGlobe Financing Corporation, IDX Financing Corporation, and Telekey Financing
             Corporation, EXTL Investors, LLC and Special Investment Risks, LLC.
10.42        Guaranty, dated April 5, 2000, made by eGlobe, Inc., eGlobe Financing Corporation, IDX
             Financing Corporation, and Telekey Financing Corporation, in favor of Special Investment
             Risks, LLC.
10.43        Guaranty, dated April  5, 2000, made by eGlobe/Coast, Inc. in favor of EXTL Investors, LLC.
10.44        Revolving Credit Note, dated March 5, 1999, between Coast International, Inc. and Special
             Investment Risks, LLC.
10.45        Promissory Note, dated November 29, 1999, between Coast International, Inc. and Special
             Investment Risks, LLC.

 EXHIBIT
   NO.                                                  DESCRIPTION
--------   -----------------------------------------------------------------------------------------------------
 21        Subsidiaries of eGlobe, Inc.
23.1       Consent of BDO Seidman, LLP.
 24        Power of Attorney (On signature page).
 27        Financial Data Schedule
99.1       Section 214 Authorization for eGlobe, Inc. (Incorporated by reference to Exhibit 10.5 in Form
           S-1 Registration Statement of eGlobe, Inc. (No. 33-25572)).
99.2       Assignment of Section 214 Authorization for IDX International, Inc. (Incorporated by reference to
           Exhibit 99.2 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December 31, 1998).
99.3       Letter from the Nasdaq, dated August 20, 1999, regarding the Company's re-listing on Nasdaq
           National Market. (Incorporated by reference to Exhibit 99.1 in Current Report on Form 8-K of
           eGlobe, Inc., dated October 5, 1999).
99.4       Assignment of Section 214 Authorization for Trans Global Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eGLOBE, INC.


Dated: April 7, 2000                    By:   /s/David Skriloff

                                           ------------------------------------

                                 David Skriloff

                             Chief Financial Officer

                          (Principal Financial Officer)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher J. Vizas, II, David Skriloff and Anne
E. Haas, jointly and severally, each in his own capacity, his true and lawful attorneys-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report (including amendments to this annual report), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, with full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirement of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


                          SIGNATURE                                 DATED
                          ---------                            --------------
                 By: /s/ Christopher J. Vizas                  April 7, 2000
----------------------------------------------------------
            Chairman of the Board of Directors, and Chief
           Executive Officer (Principal Executive Officer)
                    By: /s/ David Skriloff                     April 7, 2000
----------------------------------------------------------
                  Chief Financial Officer
               (Principal Financial Officer)
                    By: /s/ Bijan Moaveni                      April 7, 2000
----------------------------------------------------------
                  Chief Operating Officer
               (Principal Operating Officer)
                     By: /s/ Anne E. Haas                      April 7, 2000
----------------------------------------------------------
           Vice President, Controller and Treasurer
               (Principal Accounting Officer)
                  By: /s/ Arnold S. Gumowitz                   April 7, 2000
----------------------------------------------------------
                      Co-Chairman of the
                      Board of Directors

                   By: /s/ David W. Warnes                     April 7, 2000
----------------------------------------------------------
                           Director


                 By: /s/ Richard A. Krinsley

----------------------------------------------------------
                          Director                             April 7, 2000

                   By: /s/ Donald H. Sledge                    April 7, 2000
----------------------------------------------------------
                           Director

                   By: /s/ James O. Howard                     April 7, 2000
----------------------------------------------------------
                           Director

                    By: /s/ Richard Chiang                     April 7, 2000
----------------------------------------------------------
                           Director

                     By: /s/ John H. Wall                      April 7, 2000
----------------------------------------------------------
                           Director

                    By: /s/ Gary Gumowitz                      April 7, 2000
----------------------------------------------------------
                           Director

                     By: /s/ John Hughes                       April 7, 2000
----------------------------------------------------------
                           Director
