Form 10-Q
period 2000-03-31
EGLOBE INC
filed 2000-05-22
CIK 842807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended                          Commission File Number

           March 31, 2000                                    1-10210

                                  eGLOBE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                     13-3486421
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of                                             Identification No.)
organization)

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

--------------------------------------------------------------------------------

                       YES   X               NO
                           -----                -----

The number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 2000 is 87,792,569 shares, all of one class of $.001 par value common stock.

                                  eGLOBE, INC.
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----

  PART I     Item 1      Consolidated Financial Statements

                         Consolidated Balance Sheets as of March 31, 2000 and December 31,                3 - 4
                         1999

                         Consolidated Statements of Operations for the three months ended
                         March 31, 2000 and 1999                                                            5

                         Consolidated Statements of Comprehensive Income (Loss) for the
                         three months ended March 31, 2000 and 1999                                         6

                         Consolidated Statements of Cash Flows for the three months ended                   7
                         March 31, 2000 and 1999

                         Notes to Consolidated Financial Statements                                       8 - 34

                         Supplemental Disclosures of Cash Flow Information                                  35

             Item 7      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                           36 - 40

             Item 7A     Quantitative and Qualitative Disclosure About Market Risk                          41

  PART II    Item 1      Legal Proceedings                                                                  41

             Item 2      Changes in Securities                                                              42

             Item 3      Defaults Upon Senior Securities                                                    42

             Item 4      Submission of Matters to a Vote of Security Holders                                42

             Item 5      Other Information                                                                  42

             Item 6      Exhibits and Reports on Form 8-K                                                   42

SIGNATURES                                                                                                  43


                                                                    eGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------



                                                                                 MARCH 31, 2000                 DECEMBER 31,
                                                                                   (UNAUDITED)                      1999
-------------------------------------------------------------------------------------------------------------------------------

ASSETS (Note 6)
CURRENT:
     Cash and cash equivalents                                                     $  1,329,000                $  2,659,000
     Restricted cash                                                                    158,000                     158,000
     Restricted short-term investments                                                3,042,000                   1,492,000
     Accounts receivable, less
        allowance of $4,001,000 and
        $3,206,000 for doubtful accounts                                             21,071,000                  15,142,000
     Other receivables                                                                1,291,000                   1,406,000
     Prepaid expenses                                                                 1,502,000                   1,584,000
     Other current assets                                                               429,000                     639,000
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                 28,822,000                  23,080,000

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation and
     amortization of $27,525,000 and
     $24,351,000                                                                     40,740,000                  42,078,000

GOODWILL, net of accumulated amortization
    of $2,513,000 and $1,572,000 (Note 4)                                            22,987,000                  24,904,000

OTHER INTANGIBLE ASSETS,
     net of accumulated amortization
     of $8,401,000 and $6,466,000 (Note 4)                                           20,130,000                  21,674,000

OTHER:
     Deposits                                                                         1,696,000                   1,659,000
     Other assets                                                                       220,000                     400,000
-------------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                                    1,916,000                   2,059,000
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $114,595,000                $113,795,000
-------------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

--------------------------------------------------------------------------------


                                                                                   MARCH 31, 2000               DECEMBER 31,
                                                                                    (UNAUDITED)                     1999
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST, REDEEMABLE STOCK AND
STOCKHOLDERS' EQUITY

CURRENT:
     Accounts payable (Note 11)                                                     $  40,708,000              $  41,558,000
     Accrued expenses                                                                  12,835,000                 10,992,000
     Income taxes payable                                                                 560,000                    560,000
     Notes payable and current maturities of long-
        term debt (Note 5)                                                              6,767,000                  7,868,000
     Notes payable and current maturities of long-
        tern debt-related parties (Note 6)                                              4,836,000                  4,676,000
     Deferred revenue                                                                   1,383,000                  1,331,000
     Other liabilities                                                                  1,639,000                    797,000
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              68,728,000                 67,782,000
ACCOUNTS PAYABLE - LONG-TERM (Note 11)                                                         --                  1,000,000
LONG-TERM DEBT, net of current maturities (Note 5)                                      4,054,000                  5,194,000
LONG-TERM DEBT - RELATED PARTIES, net of current
     maturities (Note 6)                                                                8,927,000                  8,301,000
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      81,709,000                 82,277,000
------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                                                       2,710,000                  2,800,000
REDEEMABLE STOCK (Notes 7 and 9)                                                       22,970,000                    700,000
STOCKHOLDERS' EQUITY :
     Preferred stock, all series, $.001 par value,
        10,000,000 and 5,000,000 shares
        authorized, 266,101 and 1,927,791 shares outstanding                                1,000                      2,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 85,754,179 and 69,580,604
        shares outstanding                                                                 86,000                     70,000
     Stock to be issued                                                                 2,624,000                  2,624,000
     Notes receivable (Note 7)                                                         (1,369,000)                (1,210,000)
     Additional paid-in capital                                                       113,931,000                106,718,000
     Accumulated deficit                                                             (108,855,000)               (80,682,000)
     Accumulated other comprehensive income                                               788,000                    496,000
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              7,206,000                 28,018,000
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST, REDEEMABLE
     STOCK AND STOCKHOLDERS' EQUITY                                                 $ 114,595,000              $ 113,795,000
------------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------



                                                                      THREE MONTHS               THREE MONTHS
                                                                          ENDED                      ENDED
                                                                        MARCH 31,                   MARCH 31,
                                                                          2000                        1999
--------------------------------------------------------------------------------------------------------------
REVENUE (Notes 2 and 10)                                              $ 35,087,000               $ 44,192,000
COST OF REVENUE                                                         32,419,000                 42,075,000
--------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                             2,668,000                  2,117,000
--------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Selling, general and administrative                                 15,477,000                  6,146,000
    Deferred compensation related to stock
        options (Note 7)                                                 5,895,000                         --
    Deferred compensation related to
        acquisitions (Note 4)                                            1,438,000                    919,000
    Depreciation and amortization                                        3,208,000                  1,392,000
    Amortization of goodwill and other
        intangible assets                                                2,876,000                    555,000
--------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                28,894,000                  9,012,000
--------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                   (26,226,000)                (6,895,000)
--------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
      Interest expense                                                  (2,019,000)                  (869,000)
      Interest income                                                       88,000                    240,000
      Other expense, net                                                   (16,000)                    (8,000)
--------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                     (1,947,000)                  (637,000)
--------------------------------------------------------------------------------------------------------------
NET LOSS                                                               (28,173,000)                (7,532,000)
--------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (Notes 7 and 9)                              (10,224,000)                (3,712,000)
--------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                          $(38,397,000)              $(11,244,000)
--------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (BASIC AND DILUTED) (Note 8)                       $      (0.47)              $      (0.19)
--------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                          THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------
                                                   THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                     MARCH 31,       MARCH 31,
                                                       2000            1999
--------------------------------------------------------------------------------

NET LOSS                                          $(28,173,000)    $ (7,532,000)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               292,000           91,000
                                                  -----------------------------
COMPREHENSIVE NET LOSS                            $(27,881,000)    $ (7,441,000)
                                                  -----------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  THREE MONTHS              THREE MONTHS
                                                                                      ENDED                     ENDED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  MARCH 31, 2000            MARCH 31, 1999
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                                         $(28,173,000)            $ (7,532,000)
  Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                   6,084,000                1,947,000
      Provision for bad debts                                                         1,072,000                  199,000
      Non-cash interest expense                                                              --                  202,000
      Minority interest in loss                                                         (37,000)                      --
      Issuance of options and warrants                                                1,594,000                   19,000
      Deferred compensation costs related to acquisitions                             1,438,000                  919,000
      Deferred compensation costs related to stock options                            5,895,000                       --
      Amortization of warrant value for services                                        451,000                       --
      Amortization of debt discounts                                                    831,000                  304,000
      Changes in operating assets and liabilities (net of changes from acquisition):
         Accounts receivable                                                         (7,001,000)              (1,559,000)
         Other receivables                                                              115,000                 (736,000)
         Prepaid expenses                                                              (369,000)                (759,000)
         Other current assets                                                           210,000                 (754,000)
         Other assets                                                                   244,000                  618,000
         Accounts payable                                                            (1,850,000)              10,281,000
         Income taxes payable                                                                --                 (147,000)
         Accrued expenses                                                             1,359,000               (3,108,000)
         Deferred revenue                                                                52,000                  533,000)
         Other liabilities                                                              842,000                  669,000
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (17,243,000)               1,096,000
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (356,000)                (189,000)
  Purchase of intangibles                                                              (137,000)                      --
  Net sales (purchases) of restricted short-term investments                         (1,550,000)               3,706,000
  Advances to non-affiliate, subsequently acquired                                           --                 (503,000)
  Acquisition of Telekey, net of cash acquired                                               --                  (95,000)
  Increase in restricted cash                                                                --                   (1,000)
  Deposits                                                                              (37,000)                 (36,000)
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      (2,080,000)               2,882,000
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from notes payable (Note 5)                                                       --                   50,000
  Proceeds from notes payable-related party (Note 6)                                    685,000                  200,000
  Proceeds from issuance of preferred stock                                          19,525,000                8,000,000
  Stock issuance costs                                                               (1,114,000)                (321,000)
  Proceeds from exercise of warrants (Note 7)                                           755,000                       --
  Proceeds from exercise of options (Note 7)                                          1,613,000                       --
  Deferred financing and acquisition costs                                                   --                  (40,000)
  Payments on capital leases                                                           (598,000)                (160,000)
  Payments on notes payable (Note 5)                                                 (2,145,000)                      --
  Payments on notes payable - related party (Note 6)                                   (728,000)                (141,000)
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                17,993,000                7,588,000
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                      (1,330,000)              11,566,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,659,000                4,031,000
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  1,329,000             $ 15,597,000
---------------------------------------------------------------------------------------------------------------------------

See Note 12 for Supplemental Information to Consolidated Statements of Cash
Flows.

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of eGlobe, Inc. and its wholly-owned subsidiaries and controlling interest in an LLC ("the Company") and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included consisting only of normal recurring accruals. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The consolidated financial statements of the Company for the three months ended March 31, 2000 and 1999 have been restated to give retroactive effect to the merger with Trans Global Communications, Inc. ("Trans Global") effective March 23, 2000, which has been accounted for using the pooling of interests method of accounting. As a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. Trans Global is a leading provider of international voice and data services to carriers in several markets around the world.

It is suggested that these consolidated financial statements be read in conjunction with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission on May 22, 2000. See Note 2 for further information.

The Company completed the following acquisitions in 1999 that were accounted for under the purchase method of accounting. In February 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), a provider of card-based telecommunications services. In June 1999, the Company, through its newly formed subsidiary, Vogo Networks, LLC ("Vogo"), purchased substantially all of the assets and assumed certain liabilities of Connectsoft Communications Corporation and Connectsoft Holdings, Corp. (collectively "Connectsoft"), which developed and continues to enhance a server based communication system that integrates various forms of messaging, Internet and web content, personal services, and provides telephone access to Internet content (including email and e-commerce functions). In July 1999, the Company completed the acquisition of Swiftcall Equipment and Services (USA) Inc., ("Swiftcall"), a telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall. Effective August 1, 1999, the Company assumed operational control of Highpoint International Telecom, Inc. and certain
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

assets and operations of Highpoint Carrier Services, Inc. and Vitacom, Inc. (collectively "Highpoint"). The three entities were majority owned subsidiaries of Highpoint Telecommunications Inc. ("HGP"), a publicly traded company on the Canadian Venture Exchange. On October 14, 1999, substantially all of the operating assets of Highpoint were transferred to iGlobe, Inc. ("iGlobe"), a newly formed subsidiary of HGP, and the Company concurrently acquired all of the issued and outstanding common stock of iGlobe. iGlobe possesses an infrastructure supplying Internet Protocol ("IP") services, particularly voice over IP, throughout Latin America. In September 1999, the Company, acting through a newly formed subsidiary, acquired control of Oasis Reservations Services, Inc. ("ORS"), a Miami based transaction support services and call center to the travel industry, from its sole stockholder, Outsourced Automated Services and Integrated Solutions, Inc. ("Oasis"). The Company and Oasis formed eGlobe/Oasis Reservations LLC ("LLC") which is responsible for conducting ORS' operations. The Company manages and controls the LLC. In December 1999, the Company completed the acquisition of Coast International, Inc. ("Coast"), a provider of enhanced long-distance interactive voice and internet services. See Notes 4, 5, 6 and 7 for further discussion.

In December 1998, the Company acquired IDX International, Inc. ("IDX"), a supplier of IP transmission services, principally to telecommunications carriers, in 14 countries. Also, in December 1998, the Company acquired UCI Tele Network, Ltd. ("UCI"), a development stage calling card business, with contracts to provide calling card services in Cyprus and Greece. These acquisitions were also accounted for under the purchase accounting method.

NOTE 2 - MERGER WITH TRANS GLOBAL
--------------------------------------------------------------------------------

Pursuant to an Agreement and Plan of Merger entered into on December 16, 1999, and effective March 23, 2000, a wholly-owned subsidiary of eGlobe merged with and into Trans Global, with Trans Global continuing as the surviving corporation and becoming a wholly-owned subsidiary of eGlobe (the "Merger"). The Merger has been accounted for as a pooling of interests. The Merger provided for the issuance of 40,000,000 shares of eGlobe common stock in exchange for all of the outstanding common stock of Trans Global. In addition, eGlobe issued 2,000,000 shares of its common stock into escrow to cover its potential indemnification obligations under the Merger agreement.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

Revenue, net loss, net loss attributable to common stockholders, and net loss per share of eGlobe and Trans Global as consolidated for the periods presented are as follows:

                                                          (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                   -----------------------------
                                                       2000            1999
                                                   -----------------------------

Revenue:
          eGlobe                                   $ 13,757,000    $  8,385,000
          Trans Global                               23,476,000      35,807,000
          Elimination of intercompany revenue        (2,146,000)             --
                                                   -----------------------------
          eGlobe, consolidated                     $ 35,087,000    $ 44,192,000
                                                   =============================

Net loss:
          eGlobe                                   $(26,332,000)   $ (7,502,000)
          Trans Global                               (1,841,000)        (30,000)
                                                   -----------------------------
          eGlobe, consolidated                     $(28,173,000)   $ (7,532,000)
                                                   =============================

Net loss attributable to common stockholders:
          eGlobe                                   $(36,556,000)   $(11,214,000)
          Trans Global                               (1,841,000)        (30,000)
                                                   -----------------------------
          eGlobe, consolidated                     $(38,397,000)   $(11,244,000)
                                                   =============================

Net loss per share (basic and diluted)
          As previously reported                   $         --    $      (0.63)
          eGlobe, consolidated                     $      (0.47)   $      (0.19)
                                                   =============================
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    NOTE 3 - MANAGEMENT'S PLAN
--------------------------------------------------------------------------------


As of March 31, 2000, the Company had a net working capital deficiency of $39.9 million. This net working capital deficiency resulted principally from a loss from operations of $26.2 million (including deferred compensation, depreciation, amortization and other non-cash charges which totaled $16.8 million for the three months ended March 31, 2000). Also contributing to the working capital deficiency were $6.8 million in notes payable and current maturities of long-term debt, $4.8 million in notes payable and current maturities of long-term debt due to related parties, and $57.1 million in accounts payable, accrued expenses, other liabilities and deferred revenue. Accounts payable includes approximately $12.0 million of payables which are being renegotiated with AT&T and MCI Worldcom. The current maturities of $6.8 million consists of $3.8 million primarily related to acquisition/merger debt and $3.0 million related to capital lease payments due over the one year period ending March 31, 2001. The current maturities of $4.8 million due to related parties, net of unamortized discount of $2.9 million, consists of a $1.0 million note due to a stockholder on April 18, 2000, term payments of $0.6 million, net of unamortized discount of $2.9 million, due to EXTL Investors, the Company's third largest stockholder, and notes payable of $3.2 million due to an affiliate of EXTL Investors.

On an operating level, the Company is continuing to try to negotiate certain contract and payment terms with an Enhanced Services customer that has a significant outstanding balance due to the Company. The Company has recorded significant reserves to cover this outstanding balance. The Company has not been able to work out a resolution with this customer. The Company may have to take a more aggressive course of action to resolve this matter and is considering all alternatives at this time.

Thus far in 2000, the Company has met its cash requirements from (1) proceeds from the exercise of options and warrants of $2.4 million, primarily as a result of the improvement in the Company's stock price during the month of January 2000 and as sustained through the end of the first quarter, (2) proceeds of $0.5 million from the sale of Series N Convertible Preferred Stock ("Series N Preferred"), (3) proceeds of $15.0 million from the sale of Series P Convertible Preferred Stock ("Series P Preferred") and (4) proceeds of $4.0 million from the sale of Series Q Convertible Preferred Stock ("Series Q Preferred"). These capital transactions are discussed in Notes 7 and 9.

If the Company meets its projections for reaching breakeven on an operating cash basis during the third quarter of 2000, the Company will still have additional capital requirements through March 2001 of up to $20.0 million. The Company will need to fund pre-existing liabilities and note payable obligations and the purchase of capital equipment.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

The Company will receive $6.0 million in proceeds from the sale of additional shares of Series Q Preferred Stock immediately upon the effectiveness of the registration of the common stock underlying this preferred stock. The Company anticipates that the additional capital needed will come from a combination of financings that could consist of debt, private equity, a public follow-on offering, or a line of credit facility during the twelve-month period from April 2000 through March 2001. There is the possibility that the amount of financing required could be diminished by secured equipment-based financings.

In addition to the firm commitment discussed previously, the Company is proceeding with other financing opportunities, which have not been finalized. The Company has a variety of opportunities in both the debt and equity markets to raise the necessary funds, which it needs to achieve its growth plan through the end of the quarter ended March 31, 2001.

The Company anticipates that increased sales in the international market with higher margins will reduce its net working capital deficiency and contribute to its funding requirements through the first quarter of 2001. As a result, the projected funding requirements discussed above could be reduced should this occur.

There is a risk that the Company will not reach breakeven on a cash basis (excluding non-cash charges) as projected and will continue to incur operating losses. If this occurs and should the Company be unsuccessful in its efforts to raise additional funds to cover such losses, then the Company's growth plans would be sharply curtailed and its business would be adversely affected.

On December 14, 1999, Trans Global entered into a letter agreement with AT&T, Trans Global's largest supplier, regarding the payment of various past due 1999 switch and circuit costs. Pursuant to that agreement, Trans Global agreed to pay AT&T approximately $13.8 million in consecutive monthly installments at 9% interest through January 1, 2001. The payable is secured by certain assets of Trans Global. As of March 31, 2000, the remaining balance due to AT&T was $10.5 million. Trans Global, as of May 22, 2000, has not paid $2.5 million of scheduled payments that were due in April and May 2000. In addition, approximately $2.7 million of payables for current usage are in arrears. Trans Global is currently in discussions with AT&T regarding alternative arrangements for settlement of the outstanding obligations, and believes that conclusion of an arrangement that is not materially adverse to the immediate or long-term future operations of the Company, is likely. There can be no assurance that Trans Global will be able to satisfactorily resolve this matter. Should this not be resolved and should AT&T take action to take possession of the assets held as security, Trans Global believes that business will not be adversely impacted. There is no guarantee that Trans Global and therefore the Company will not have its operations affected adversely should a satisfactory resolution between the parties not be reached.

The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. See Note 9 for further discussion.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    NOTE 4 - ACQUISITIONS
--------------------------------------------------------------------------------

    As discussed previously, the Company acquired IDX and UCI in December 1998 and Telekey, Connectsoft, Swiftcall, iGlobe, ORS and Coast in 1999. The results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. These acquisitions were accounted for using the purchase method of accounting. The financial statements reflect the preliminary purchase price allocation for iGlobe pending final management review. In addition, there are certain contingent purchase elements in some of these acquisitions.

    IDX AND UCI

    The Company may issue additional purchase consideration if IDX and UCI meet certain defined performance objectives. The Company is currently renegotiating UCI's original agreement and timing of the performance measurement. The Company will determine the final goodwill amounts when the contingent purchase elements are resolved and the contingent purchase consideration is issued. Goodwill may materially increase when these contingencies are resolved.

    At the acquisition date, the stockholders of IDX originally received preferred stock and warrants which were ultimately convertible into common stock subject to IDX meeting certain performance objectives. These stockholders in turn granted preferred stock and warrants, each of which were convertible into a maximum of 240,000 shares of the Company's common stock, to certain employees. The stock grants were performance based and were adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares and/or warrants (if and when) issued were converted into common stock. The increase in market price for the three months ended March 31, 1999 of the underlying common stock granted by the IDX stockholders to certain employees resulted in a charge to income of $0.3 million. In December 1999, the IDX stockholders agreed not to issue preferred stock and warrants to the employees or other parties. In exchange, the Company agreed to issue eGlobe options to these employees and others related to IDX. The options have an exercise price of $1.20 and a three year term. The options vested 75% at March 31, 2000 and the other 25% will vest on an accelerated basis if IDX meets its earn out or in three years if it does not. These options were granted subsequent to December 31, 1999. The increase in market price for the three months ended March 31, 2000 of the underlying common stock granted by the IDX stockholders to certain employees resulted in a charge to income of $1.3 million. See Note 7 for further discussion.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    TELEKEY

    As part of the purchase consideration, stockholders of Telekey received 1,010,000 shares of Series F Preferred Stock which were converted into common stock on January 3, 2000. In addition, under the original purchase agreement, the stockholders were to receive at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred Stock two years from the date of closing subject to Telekey meeting certain revenue and EBITDA objectives. The value of $979,000 for the minimum 505,000 shares of Series F Preferred Stock to be issued was included in the purchase consideration. These stockholders in turn agreed to grant upon conversion of the Series F Preferred Stock a total of 240,000 shares of the Company's common stock to certain Telekey employees. Of this total, 60,000 shares were to be issued only if Telekey met certain performance objectives. As of March 31, 2000 and 1999, the value of the underlying non-contingent 180,000 shares of common stock granted by the Telekey stockholders to certain employees resulted in a charge to income of $0.1 million and $0.6 million, respectively. The stock grants were performance based and were to be adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares were issued to the employees. As the Telekey stockholders converted their shares of Series F Preferred Stock on January 3, 2000, no additional compensation expense will be recorded for the non-contingent shares after this date.

    In February 2000, the Company reached a preliminary agreement with the former stockholders of Telekey to restructure certain terms of the original purchase agreement. Such restructuring, which is subject to completion of the final negotiation documentation, includes an acceleration of the original earn-out provisions as well as the termination dates of certain employment agreements. The final purchase amount will be determined when these negotiations are completed. Goodwill may materially increase when this contingency is resolved.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    iGLOBE

    The initial preliminary purchase price allocation reflected in the consolidated financial statements as of December 31, 1999 included goodwill of $1.8 million and acquired intangibles of $2.4 million related to a customer base, licenses and operating agreements, a sales agreement and an assembled workforce. In March 2000, based on further management review, $0.7 million and $0.3 million were reclassified from goodwill to intangibles and fixed assets, respectively. The Company will determine the final purchase price allocation based on completion of management's review.

    ORS

    The LLC was funded by contributions effected by the members under a contribution agreement. Oasis contributed all the outstanding shares of ORS valued at approximately $2.3 million and the Company contributed 1.5 million shares of its common stock valued at $3.0 million on the date of issuance and three warrants to purchase additional shares of its common stock to the LLC. The warrants are exercisable at a price equal to $.001 per share for the shares of common stock as discussed below:

    (a) Under the first warrant, shares equal to the (i) difference between $3.0 million and the value of the Company's 1.5 million share contribution on the date that the shares of common stock (including the shares underlying the warrants) contributed to the LLC are registered with the SEC if the value of the 1.5 million shares on that date is less than $3.0 million; and (ii) shares equal to $100,000 of the Company's common stock for each 30-day period beyond 90 days following the date of contribution that the shares of the Company's common stock (including the shares underlying the warrants) contributed to the LLC remain unregistered (as of March 31, 2000, shares equal to $300,000 are issuable upon registration under the warrant);

    (b)  204,909  shares,  valued at  approximately  $2.0 million,  are issuable
         under  the  second  warrant  based  on  ORS  meeting   certain  defined
         performance objectives;

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    (c) Under the third warrant, shares based upon (1) ORS achieving certain revenue and EBITDA targets, and (2) the Company's share price at the date of registration of the shares for this transaction. Under certain circumstances, these shares may be equal to the greater of (A) 50% of the incremental revenue for the Second Measurement Period (as defined in the agreements) over $9.0 million or (B) four times the incremental Adjusted EBITDA (as defined in the agreements) for the Second Measurement Period over $1.0 million provided, however, that such number of shares shall not exceed the greater of; (i) 1,000,000 shares of the Company's common stock or (ii) the number of shares of the Company's common stock determined by dividing $8.0 million by the Second Measurement Period Date Market Value (as defined in the agreements); and provided further, that if the basis for issuance of such shares is incremental revenue over $9.0 million then EBITDA for the Second Measurement Period must be at least $1.0 million for the revenue between $9.0 million and $12.0 million or at least $1.5 million for revenue above $12.0 million. In addition, the LLC may receive 0.5 million shares of the Company's common stock if the revenue for the Second Measurement Period is equal to or greater than $37.0 million and the Adjusted EBITDA for the Second Measurement Period is equal to or greater than $5.0 million. The measurement periods for determining the number of shares issuable under the third warrant have not yet expired. Depending upon the number, if any, of shares issuable under the third warrant, the purchase amount and goodwill may increase.

    On May 12, 2000, Oasis exercised its option under the LLC's operating agreement to exchange its interest in the LLC and receive the shares of common stock and warrants contributed to the LLC by the Company. This exchange will be completed shortly, at which time the Company will become the sole member of the LLC.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------
   COAST

   The consolidated financial statements of the Company as of March 31, 2000 reflect the final allocation of the purchase price based on management's review and final third party appraisals. The purchase price allocation resulted in goodwill of $14.3 million and intangibles of $3.2 million related to the value of certain distribution networks, certain long distance infrastructure, internally developed software and assembled and trained workforce.

   NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
--------------------------------------------------------------------------------

   At March 31, 2000 and December 31, 1999, notes payable and long-term debt consisted of the following:



                                                                                (Unaudited)
                                                                                 March 31,       December 31,
                                                                                   2000              1999
----------------------------------------------------------------------------------------------------------------
8% unsecured promissory note for acquisition of UCI (1)                        $   500,000       $   500,000

8% mortgage note,  payable monthly, including interest
   through March 2010, with an April 2010 balloon
   payment; secured  by deed of trust on the related land
   and building                                                                    297,000           299,000


Promissory note of Telekey payable to a telecommunication
   company (2)                                                                     379,000           454,000

Promissory note due to seller of iGlobe (3)                                      1,129,000         1,831,000

Promissory note due to seller of ORS (4)                                           389,000           451,000

Promissory note secured by certain equipment (5)                                 2,474,000         2,720,000

Certain promissory notes to an investor and for certain
   acquisitions, repaid in January and February 2000                                    --         1,057,000

Capitalized lease obligations (6)                                                5,653,000         5,750,000
----------------------------------------------------------------------------------------------------------------
Total                                                                           10,821,000        13,062,000
Less current maturities                                                          6,767,000         7,868,000
----------------------------------------------------------------------------------------------------------------
Total notes payable and long-term debt                                         $ 4,054,000       $ 5,194,000
----------------------------------------------------------------------------------------------------------------


                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

(1) In connection with the UCI acquisition, the Company issued a $0.5 million unsecured promissory note with 8% interest payable monthly due no later than September 30, 2000.

(2) Telekey has an outstanding promissory note issued in the original amount of $454,000 bearing interest, payable quarterly at 10% with principal due on December 31, 2000. The note is secured by certain assets of the previous stockholders of Telekey.

(3) In connection with the acquisition of iGlobe, HGP financed working capital for iGlobe through the closing date for which the Company issued an unsecured note payable for approximately $1.8 million which was subject to adjustment. The outstanding balance bears interest at 15% per annum. As of March 31, 2000, the Company has repaid $713,000 of the note and will pay the remaining balance on or before June 1, 2000 (See Notes 4 and 11).

(4) The note payable to Oasis bears interest at 7% and principal and interest are due in six equal quarterly installments beginning November 30, 1999. The Company guaranteed ORS' obligations under this loan and granted the seller a security interest in its ownership interest in the LLC.

(5) Effective June 11, 1999, Trans Global entered into a financing agreement for a total of $3.3 million secured by certain switch hardware and software. The note is payable in 36 consecutive monthly installments of approximately $105,000 (principal and interest) at a fixed interest rate of 8.88%.

(6) The Company is committed under various capital leases for certain property and equipment. These leases are for terms of 18 months to 36 months and bear interest ranging from 8.5% to 28.0%. Accumulated depreciation on equipment held under capital leases was $1,606,000 and $1,395,000 at March 31, 2000 and December 31, 1999, respectively.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT - RELATED PARTIES
--------------------------------------------------------------------------------

As of March 31, 2000 and December 31, 1999, notes payable and long-term debt with related parties consisted of the following:
--------------------------------------------------------------------------------


                                                                           (Unaudited)
                                                                             March 31,              December 31,
                                                                                2000                     1999
                                                                            --------------------------------------

Accounts receivable revolving credit note (1)                               $ 1,743,000             $ 1,058,000

Secured notes, net of unamortized discount of
     $6,415,000 and $7,128,000 (1)                                            7,790,000               7,806,000

Promissory note of Coast (2)                                                  3,000,000               3,000,000

Promissory note of Coast (2)                                                    250,000                 250,000

Promissory note payable to a stockholder, net of
     unamortized discount of $20,000 and
     $137,000 (3)                                                               980,000                 863,000
------------------------------------------------------------------------------------------------------------------

Total, net of unamortized discount of $ 6,435,000 and
     $7,265,000                                                              13,763,000              12,977,000
Less current maturities, net of unamortized discount of
     $2,871,000 and $2,988,000                                                4,836,000               4,676,000
------------------------------------------------------------------------------------------------------------------
Total long-term debt, net of unamortized discount
     of  $3,564,000 and $4,277,000                                          $ 8,927,000             $ 8,301,000
------------------------------------------------------------------------------------------------------------------

  (1) In April 1999, the Company entered into a loan and note purchase agreement with EXTL Investors ("EXTL"), which together with its affiliates was the Company's largest stockholder at the time. Under the terms of this Loan and Note Purchase Agreement ("Agreement"), in April 1999, the Company initially received an unsecured loan of $7.0 million bearing interest at 8%. As additional consideration, EXTL received 500,000 warrants valued at approximately $2.9 million.

         Under the Agreement, in July 1999, EXTL purchased $20.0 million of 5% Secured Notes ("Notes") following approval by the Company's stockholders. The initial $7.0 million note was repaid from the proceeds of the Notes along with accrued interest. As additional consideration for the Notes, EXTL was granted warrants vesting over two years expiring in three years, to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The value assigned such warrants of approximately $10.7 million was recorded as a discount to the Notes and is being amortized over the term of the Notes as additional interest expense.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

     Also, under the Agreement, EXTL agreed to make advances to the Company under a 5% Accounts Receivable Revolving Credit Note ("Revolver") for an amount up to the lesser of (1) 50% of eligible receivables (as defined) or
     (2) the aggregate amount of principal that has been repaid to date ($1,794,000 as of March 31, 2000). Interest payments are due monthly with the unpaid principal and interest on the Revolver due on the earliest to occur of (i) June 30, 2002, or (ii) the date of closing of a Qualified Offering as defined above.

     In August 1999, the Company and EXTL agreed to exchange $4.0 million of the Notes for 40 shares of Series J Cumulative Convertible Preferred Stock ("Series J Preferred"). The excess of the fair value of the Series J Preferred Stock of $4.0 million over the carrying value of the Notes (net of the unamortized discount of approximately $1.9 million) of $2.1 million was recorded as an extraordinary loss on early retirement of debt. As a result of this agreement, the $4.0 million is not subject to redraw under the Revolver.

     These Notes and Revolver are secured by substantially all of the Company's existing unencumbered operating assets and the Company's accounts receivables although the Company can pursue certain additional permitted financing, including equipment and facilities financing, for certain capital expenditures. The Agreement contains certain debt covenants and restrictions by and on the Company, as defined. The Company was in arrears on a scheduled principal payment under this debt facility as of March 31, 2000 for which it received a waiver from EXTL through January 1, 2001. Subsequent to March 31, 2000, the Company and EXTL agreed to revise the installment schedule to allow for future payment of the principal payments then in arrears. Following this revision, the Company was in arrears on the first scheduled principal and interest payment. The Company received a waiver from EXTL through April 1, 2001. The Company was also technically in default under the Notes as of March 31, 2000 due to the Company's assumption of the Coast notes, as discussed in footnote (2) below. However, in April 2000, the Agreement was amended and EXTL consented to the Company's (1) assumption of the Coast notes payable, (2) guarantee of these Coast notes and (3) the granting of a security interest in the assets currently securing the Notes as well as the Coast assets to the Coast noteholder.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

(2) As of March 31, 2000, Coast had two outstanding unsecured promissory notes with an affiliate of EXTL for $3.0 million and $250,000, bearing interest at an 11% rate. Interest on both notes is payable monthly with the principal due July 1, 2000 and November 29, 2000, respectively. In April 2000, the agreement was amended and the noteholder consented to (1) waive any events of default that may have occurred as result of the Coast merger, (2) permit Coast to guarantee the EXTL Notes and Revolver and to secure such guarantee, and (3) revise the debt covenants to be consistent with those in the EXTL Notes. The Company agreed to guarantee these notes and granted a security interest in the assets securing the EXTL Notes as well as the Coast assets to the Coast noteholder.

(3) At March 31, 2000, the Company had an outstanding 14% unsecured $1.0 million note with an existing stockholder. On April 17, 2000, the lender exchanged this $1.0 million note for 543,270 shares of common stock and the lender was granted warrants to purchase 180,000 shares of common stock.

   NOTE 7 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
   PREFERRED STOCK

   The following is a summary of the Company's series of Preferred Stock and the amounts authorized and outstanding as of March 31, 2000 and December 31, 1999. See Note 9 for a discussion of redeemable preferred stock.

   8% Series D Cumulative Convertible Preferred Stock, 0 and 125 shares authorized, 0 and 35 shares, respectively, issued and outstanding ($3.5 million aggregate liquidation preference) (converted in January 2000 into 2,537,500 shares of common stock, including payment of dividends) (Series eliminated in February 2000).

   8% Series E Cumulative Convertible Redeemable Preferred Stock, 125 shares authorized, 0 and 50 shares, respectively, issued and outstanding (converted on January 31, 2000 into 2,352,941 shares of common stock).

   Series F Convertible Preferred Stock, 2,020,000 shares authorized, 0 and 1,010,000 shares, respectively, issued and outstanding (converted on January 3, 2000 into 1,209,584 shares of common stock.) (See Note 4).

   Series H Convertible Preferred Stock, 0 and 500,000 shares authorized, 0 and 500,000 shares, respectively, issued and outstanding (converted on January 31, 2000 into 3,262,500 shares of common stock) (Series eliminated in February 2000).

   Series I Convertible Optional Redemption Preferred Stock, 400,000 shares authorized, 250,000 and 400,000 shares, respectively, issued and outstanding (150,000 shares plus the 8% premium converted on February 14, 2000 into 166,304 shares of common stock).

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

   5% Series J Cumulative Convertible Preferred Stock, 40 shares authorized, 0 and 40 shares, respectively, issued and outstanding ($4.0 million aggregate liquidation preference) (converted on January 31, 2000 into 2,564,102 shares of common stock).

   5% Series K Cumulative Convertible Preferred Stock, 0 and 30 shares authorized, 0 and 30 shares, respectively, issued and outstanding ($3.0 million aggregate liquidation preference) (converted on January 31, 2000 into 1,923,077 shares of common stock) (Series eliminated in February 2000).

   20% Series M Convertible Preferred Stock, 1 share authorized, 1 and 1 share, respectively, issued and outstanding ($9.0 million aggregate liquidation preference) (exchanged on April 17, 2000 for 3,773,584 shares of common stock) (See Note 11).

   8% Series N Cumulative Convertible Preferred Stock, 0 and 20,000 shares authorized, 0 and 1,535 shares, respectively, issued and outstanding ($1.5 million liquidation preference) (converted during January 2000 into 530,656 shares of common stock) (Series eliminated in February 2000).

   Series O Convertible Preferred Stock, 16,100 shares authorized, 16,100 and 16,100 shares, respectively, issued and outstanding ($16.0 million aggregate liquidation preference) (converted on April 30, 2000 into 3,220,000 shares of common stock).

   Following is a detailed discussion of each series of preferred stock outstanding at March 31, 2000.

   SERIES I CONVERTIBLE PREFERRED STOCK

   On February 14, 2000, 150,000 shares of the Series I Preferred Stock plus the 8% accrued premium automatically converted into 166,304 shares of common stock pursuant to the terms of the stock agreement.

   The Company has an option to redeem the remaining 250,000 shares of Series I Preferred Stock prior to July 17, 2000 at a price of $10.00 per share plus 8% of the value of Series I Preferred Stock per annum from December 2, 1998 through the date of redemption for cash, common stock or a combination of the two. Any Series I Preferred Stock not redeemed by July 17, 2000 as discussed above automatically converts into common stock based on a conversion price of $10.00 per share plus 8% per annum of the value of the Series I Preferred Stock from December 2, 1998 through the date of conversion divided by the greater of the average closing price of common stock over the 15 days immediately prior to conversion or $2.00 up to a maximum (considering the shares issued in February 2000) of 2.4 million shares of common stock. The Company made a written election in August 1999 to pay the 8% premium in shares of common stock upon redemption or conversion.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

   SERIES M CONVERTIBLE PREFERRED STOCK

   The share of Series M Preferred Stock carried an annual cumulative dividend of 20% which would accrue and be payable annually or at conversion in cash or shares of common stock, at the option of the Company. The above market dividend resulted in a premium of $643,000 which was being amortized as a deemed preferred stock dividend over the one year period from the issuance date. The Series M Preferred Stock was convertible, at the option of the holder, one year after the issue date at a conversion price of $2.385. The Company recorded a dividend on the Series M Preferred Stock of approximately $1.4 million for the beneficial conversion feature based on the excess of the common stock closing price on the effective date of the acquisition over the conversion price. The dividend was being amortized as a deemed preferred dividend over the one year period from the date of issuance.

   Subsequent to March 31, 2000, the one share of Series M Preferred Stock was exchanged for 3,773,584 shares of common stock. See Note 11 for further discussion.

   SERIES N CUMULATIVE CONVERTIBLE PREFERRED STOCK

   During January 2000, the shares of Series N Preferred Stock outstanding at December 31, 1999 were converted into 375,262 shares of common stock.

   In January 2000, the Company sold an additional 525 shares of Series N Preferred Stock and warrants to purchase 42,457 shares of common stock for proceeds of $0.5 million. These shares of Series N Preferred Stock were converted, at the holders' option, into 155,394 shares of the Company's common stock at conversion prices between $3.37 to $3.51. The warrants are exercisable one year from issuance and expire three years from issuance with an exercise price of $7.50 per share. In addition, the holders may elect to make a cashless exercise. The values of the warrants totaling $157,000 were recorded as dividends at the issuance dates because the Series N Preferred Stock was immediately convertible.

   In February 2000, the Company issued warrants to a certain Series N Preferred stockholder to purchase 200,000 shares of the Company's common stock at a price per share equal to $7.50. The warrants are exercisable in whole or in part at any time beginning on the date that is one year after the date of issuance until the third anniversary of the date of issuance. These warrants were issued due to a delay in registering shares of the Company's common stock, accordingly, the value of these warrants of $1.6 million was included in selling, general and administrative expenses for the three months ended March 31, 2000.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

   SERIES O CONVERTIBLE PREFERRED STOCK

   In December 1999, the Company issued 16,100 shares of Series O Preferred Stock in connection with the acquisition of Coast. See Note 4 for further discussion. The estimated value of the Series O Preferred Stock of $13.4 million was based upon a third party appraisal. The Series O Preferred Stock carries an annual dividend of 10% and all dividends that would accrue through November 30, 2001 on each share of Series O Preferred Stock are payable in full upon conversion of such shares. The final appraisal included a present value of $2.5 million for dividends through November 30, 2001. The difference between the undiscounted value of the dividends and $2.5 million is being accrued as a dividend over the period from the issuance date to the date that the Series O Preferred Stock can first be converted by the holder.

   The shares of Series O Preferred Stock have a liquidation value of $16.1 million and are convertible, at the holder's option, into a maximum 3,220,000 shares of common stock at any time after the later of (a) one year after the date of issuance and (b) the date the Company has received stockholder approval for such conversion (received March 23, 2000) and the applicable
   Hart-Scott-Rodino waiting period has expired or terminated (the "Clearance Date"), at a conversion price equal to $5.00. The shares of Series O Preferred Stock automatically convert into shares of common stock, on the occurrence of certain events including the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series O Preferred Stock is outstanding.

   On January 26, 2000, the closing sales price of the Company's common stock was $6.00 or more for 15 consecutive trading days and accordingly, on the Clearance Date, April 30, 2000, the outstanding Series O Preferred Stock converted into 3,220,000 shares of common stock.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------
    COMMON STOCK

    During the three months ended March 31, 2000, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series H Preferred Stock, 150,000 shares of the Series I Preferred Stock plus the 8% premium, Series J Preferred Stock, Series K Preferred Stock and Series N Preferred Stock converted into shares of common stock. See above discussion.

    Upon the execution of the Coast merger agreement, one of the Coast stockholders signed an employment agreement with the Company. Under a side letter to the employment agreement, the Company was obligated to repurchase the 247,213 shares of common stock issued to this employee in the Coast acquisition for $700,000 under certain conditions. Accordingly, the redemption value of $700,000 for these shares was reflected as Redeemable Stock at December 31, 1999. In January 2000, this employee waived the redemption feature. As a result, this amount was reclassified to Stockholders' Equity as of March 31, 2000.

    In December 1999, the Company entered into a promissory note with a bank, as amended on February 1, 2000, for a principal amount of $14.0 million. In connection with the note agreement, a security and pledge agreement was signed whereby the Company assigned all of its rights to 4,961,000 shares of eGlobe common stock to the lender. However, the lender failed to fund the note on a timely basis and in March 2000, the Company advised the lender that they were terminating the agreement and demanded the lender return eGlobe's stock certificates. Such shares of common stock are included in the outstanding shares at March 31, 2000 at par value. The lender returned the certificates on April 17, 2000.

    In the three months ended March 31, 2000, the Company received proceeds of approximately $1.6 million from the exercise of options to acquire 659,480 shares of common stock.

    In the three months ended March 31, 2000, the Company received proceeds of approximately $0.8 million from the exercise of warrants to acquire 500,000 shares of common stock. In addition, there was a cashless exercise of warrants to purchase 306,667 shares of common stock for which 184,218 shares were issued.

    The Company loaned certain of its executive officers money in connection with their exercise of non-qualified stock options in December 1999. These options were not granted under the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan") discussed below. The notes receivable of $1,210,000 are full recourse promissory notes bearing interest at 6% and are collateralized by the 430,128 shares of stock issued
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    upon exercise of the stock options. Interest is payable quarterly in arrears and principal is due the earlier of (a) for $177,000 of the notes December 16, 2003 and for $1,033,000 of the notes December 16, 2004 or (b) the date that is 90 days after the date that the employee's employment terminates, unless such termination occurs other than "for cause" (as defined). The employees also agreed to promptly redeem the outstanding note balances upon the sale of the underlying stock. The notes receivable are shown in the consolidated balance sheet as a reduction to stockholders' equity.

    On January 1, 2000, the Company loaned an executive of the Company money in connection with the executive's purchase of 36,000 shares of common stock. The note receivable of $159,000 is a full recourse promissory note bearing interest at 8% and is collateralized by the 36,000 shares of stock issued. Interest in arrears and principal are due the earlier of (a) January 1, 2004 or (b) the date that is 90 days after the date that the employee's employment terminates, unless such termination occurs other than "for cause" (as defined).

    OPTIONS

    As of December 31, 1999, options outstanding under the Employee Plan exceeded the shares available for grant by 1,995,468 shares. The Board of Directors granted these options to certain executive officers and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. During the period from January 1, 2000 through March 23, 2000, an additional 567,070 options were granted that exceeded the shares available under the Employee Plan. This amount excludes the 532,163 options granted to certain IDX employees and others as discussed below. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. For the three months ended March 31, 2000, $4.2 million has been recorded as compensation expense.

    As discussed in Note 4, the Company granted 532,163 options on January 7, 2000 to certain IDX employees and others. These options exceeded the shares available for grant under the Employee Plan. The excess of (1) the excess of the market price of the Company's common stock on March 23, 2000 over the exercise price of the options granted to current IDX employees over (2) the carrying value as of March 23, 2000 of the original grants to these employees, was $1.2 million. This amount is being recorded as compensation expense over the vesting period of the options and $0.6 million was recorded for the three months ended March 31, 2000. The 244,673 options granted to non-employees were valued using the Black Scholes option pricing model. The $1.1 million excess value of the fair value of these options over the carrying value of the original grants was also recorded as compensation expense for the three months ended March 31, 2000.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    NOTE 8 - EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------
    Earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The net loss of $38.4 million and $11.2 million attributable to common stockholders for the three months ended March 31, 2000 and 1999 includes preferred stock dividends of $10.2 million and $3.7 million, respectively. The weighted average shares outstanding for calculating basic earnings (loss) per share were 81,337,248 and 57,873,564 for the three months ended March 31, 2000 and 1999, respectively. Common stock options and warrants of 14,924,153 and 413,889 for the three months ended March 31, 2000 and 1999, respectively, were not included in diluted earnings (loss) per share as the effect was antidilutive due to the Company recording a loss in the periods presented.

    In addition, convertible preferred stock, stock to be issued and convertible debt convertible into 11.0 million and 9.1 million shares of common stock for the three months ended March 31, 2000 and 1999, respectively, were not included in diluted earnings (loss) per share due to the losses for the respective periods.

    The shares of common stock and the contingent warrants held by the LLC and the 2,000,000 shares of common stock held in escrow to cover eGlobe's potential indemnification obligations under the Trans Global merger agreement, are not included in the computation of basic and diluted loss per share.

    NOTE 9 - REDEEMABLE CONVERTIBLE PREFERRED STOCK
--------------------------------------------------------------------------------

    The following is a detailed discussion of each series of redeemable convertible preferred stock issued during the quarter ended March 31, 2000 and outstanding as of March 31, 2000:

    Series P Convertible Preferred Stock, 15,000 shares authorized, 15,000 shares issued and outstanding ($15.0 million plus 5% per annum aggregate liquidation preference).

    Series Q Convertible Preferred Stock, 10,000 shares authorized, 4,000 shares issued and outstanding ($4.0 million plus 5% per annum aggregate liquidation preference).

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    SERIES P CONVERTIBLE PREFERRED STOCK

    On January 27, 2000, the Company issued 15,000 shares of Series P Convertible Preferred Stock ("Series P Preferred Stock") and warrants to purchase 375,000 shares of common stock with an exercise price of $12.04 per share for proceeds of $15.0 million to RGC International Investors, LDC ("RGC"). The shares of Series P Preferred Stock carry an effective annual yield of 5% (payable in kind at the time of conversion) and are convertible, at the holder's option, into shares of common stock. The shares of Series P Preferred Stock will automatically be converted into shares of common stock on January 26, 2003, subject to delay for specified events. The conversion price for the Series P Preferred Stock was $12.04 until April 26, 2000, and thereafter is equal to the lesser of: (i) the average closing price of the Company's common stock on Nasdaq for any five consecutive trading days during the 22 trading days prior to conversion, or (ii) $12.04. The Company can force a conversion of the Series P Preferred Stock on any trading day following a period in which the closing bid price of the Company's common stock has been greater than $24.08 for a period of at least 35 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants are registered for resale, or (2) the completion of a firm commitment underwritten public offering with gross proceeds to the Company of at least $45.0 million provided that shares issuable upon conversion and warrants have been registered for resale for at least 45 days.

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

    Except in the event of a firm commitment underwritten public offering of eGlobe's securities, the issuance of securities in connection with a merger, acquisition or purchase of assets or a sale of up $15.0 million of common stock to a specified investor, the Company may not obtain any additional equity financing without the Series P Preferred holder's consent for a period of 120 days following the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants is registered for resale. The holder also has a right of first offer to provide any additional equity financing that the Company needs until the first anniversary of such registration.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

    If the Series P Preferred Stock is redeemed under situations (a), (b), (c) or (d) above, the redemption value is equal to the greater of (a) 120% multiplied by the sum of (i) the stated value ($1,000 per share), (ii) 5% per annum and (iii) any penalties in arrears (as defined in the agreement) or (b) the sum of (i) the stated value plus (ii) 5% per annum, divided by the then effective conversion rate (as defined above) multiplied by the highest closing price for the common stock during the period from the date of the first occurrence of the mandatory redemption event until one day prior to the mandatory redemption date.

    If the Series P Preferred Stock is redeemed under situation (e) or (f) above, the redemption value is equal to $1,000 per share multiplied by 5% per annum.

    The warrants valued at $2.6 million are exercisable from the date of issuance and expire five years from issuance. The exercise price is $12.04 per share.

    The Series P Preferred Stock has been recorded at the maximum redemption value of $18.2 million as of March 31, 2000. The difference of $6.7 million between this redemption value and the fair value at issuance, including offering costs of $0.9 million and the warrant value of $2.6 million, was recorded as a dividend because the Series P Preferred Stock is redeemable upon the occurrence of any of the above events.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    SERIES Q CONVERTIBLE PREFERRED STOCK

    On March 15, 2000, the Company issued 4,000 shares of Series Q Convertible Preferred Stock ("Series Q Preferred Stock") and warrants to purchase 100,000 shares of eGlobe common stock with an exercise price per share equal to $12.04, subject to adjustment for issuances of shares of common stock below market price, for proceeds of $4.0 million to RGC.

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

    The shares of Series Q Preferred Stock carry an effective annual yield of 5% (payable in kind at the time of conversion) and are convertible, at the holder's option, into shares of common stock. The shares of Series Q Preferred Stock will automatically be converted into shares of common stock on March 15, 2003, subject to delay for specified events. The conversion price for the Series Q Preferred Stock was $12.04 until April 26, 2000, and thereafter was equal to the lesser of: (i) the average closing price of the Company's common stock on Nasdaq for any five consecutive trading days during the 22-trading days prior to conversion, or (ii) $12.04.

    The Company can force a conversion of the Series Q Preferred Stock on any trading day following a period in which the closing bid price of the Company's common stock has been greater than $24.08 for a period of at least 35 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series Q Preferred Stock and warrants is registered for resale, or (2) the completion of a firm commitment underwritten public offering with gross proceeds to the Company of at least $45.0 million provided that shares issuable upon conversion and warrants have been registered for resale for at least 45 days.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    The Series Q Preferred Stock is convertible into a maximum of 3,434,581 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of the Company's common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series Q Preferred Stock and warrants is registered is less than $9.375, provided that under no circumstances will the Series Q Preferred Stock be converted into more than 7,157,063 shares of common stock (the maximum share amount will increase to 9,365,463 shares of the Company's common stock if the Company receives written guidance from Nasdaq that the issuance of the Series Q Preferred Stock and the warrants will not be integrated with the issuances of the Series P
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    Preferred Stock and related warrants). In addition, no holder may convert the Series Q Preferred Stock or exercise the warrants it owns for any shares of common stock that would cause it to own following such conversion or exercise in excess of 4.9% of the shares of the Company's common stock then outstanding.

    The Company may be required to redeem the Series Q Preferred Stock in the following circumstances:

    (a) if the Company fails to perform specified obligations under the securities purchase agreement or related agreements;

    (b) if the Company or any of its subsidiaries makes an assignment for the benefit of creditors or become involved in bankruptcy, insolvency, reorganization or liquidation proceedings;

    (c) if the Company's common stock is no longer listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the NYSE or the AMEX;

    (d) if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 3,434,581 shares of common stock, as such number may be adjusted, and the Company has not waived such limit or obtained stockholder approval of a higher limit; or

    (e) if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of the Company's common stock (the maximum share amount will increase to 9,365,463 shares of common stock if the Company receives written guidance from Nasdaq that the issuance of the Series Q Preferred Stock and the warrants will not be integrated with the issuances of the Series P Preferred Stock and related warrants) and the Company has not obtained stockholder approval of a higher limit.

    If the Series Q Preferred Stock is redeemed under situations (a), (b) or (c) above, the redemption value is equal to the greater of (a) 120% multiplied by the sum of (i) the stated value ($1,000 per share), (ii) 5% per annum and
    (iii) any penalties in arrears (as defined in the agreement) or (b) the sum of (i) the stated value plus (ii) 5% per annum, divided by the then effective conversion rate (as defined above) multiplied by the highest closing price for the common stock during the period from the date of the first occurrence of the mandatory redemption event until one day prior to the mandatory redemption date.

    If the Series Q Preferred Stock is redeemed under situations (d) or (e) above, the redemption value is equal to $1,000 per share multiplied by 5% per annum.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    The warrants valued at $0.8 million are exercisable from the date of issuance and expire five years from issuance. The exercise price is $12.04 per share.

    The Series Q Preferred Stock has been recorded at the maximum redemption value of $4.8 million as of March 31, 2000. The difference of $1.8 million between this redemption value and the fair value at issuance, including offering costs of $0.2 million and the warrant value of $0.8 million, was recorded as a dividend because the Series Q Preferred Stock is redeemable upon the occurrence of any of the above events.

    NOTE 10 - OPERATING SEGMENT INFORMATION
--------------------------------------------------------------------------------

    The Company has four operating reporting segments consisting of Enhanced Services, Network Services, Customer Care and Retail Services. The Company's basis for determining the segments relates to the type of services each segment provides. Enhanced Services includes the unified messaging services, telephone portal services, interactive voice and data services and the card services. Network Services includes low-cost transmission services, voice services (CyberCall and CyberFax) and several other additional services including billing and report generation designed exclusively to support CyberCall and CyberFax. Customer Care Services includes the state-of-art call center, which was part of the Company's acquisition of ORS. Retail Services primarily includes a small North American retail center. Segment results reviewed by the Company decision makers do not include general and administrative expenses, interest, depreciation and amortization and other miscellaneous income and expense items. All material intercompany transactions have been eliminated in consolidation. The following unaudited table presents operating segment information:


                                         ENHANCED         NETWORK           CUSTOMER        RETAIL
                                         SERVICES         SERVICES            CARE         SERVICES           TOTAL
                                       ---------------------------------------------------------------------------------
    FOR THE THREE
    MONTHS ENDING
    MARCH 31, 2000
    --------------
    REVENUE                            $ 3,535,000      $32,115,000       $1,366,000     $ 1,797,000       $ 38,813,000
    INTER-SEGMENT                               --       (3,572,000)        (154,000)             --         (3,726,000)
                                       ---------------------------------------------------------------------------------
    TOTAL REVENUE                      $ 3,535,000      $28,543,000       $1,212,000     $ 1,797,000       $ 35,087,000
    GROSS PROFIT                       $   635,000      $ 1,028,000       $  100,000     $   905,000       $  2,668,000
    TOTAL ASSETS                       $51,528,000      $41,960,000       $3,741,000     $17,366,000       $114,595,000

    FOR THE THREE
    MONTHS ENDING
    MARCH 31, 1999
    --------------
    REVENUE                            $ 6,415,000      $37,742,000       $       --     $   119,000       $ 44,276,000
    INTER-SEGMENT                               --          (84,000)              --              --            (84,000)
                                       ---------------------------------------------------------------------------------
    TOTAL  REVENUE                     $ 6,415,000      $37,658,000       $       --     $   119,000       $ 44,192,000
    GROSS PROFIT (LOSS)                $   638,000      $ 1,565,000       $       --     $   (86,000)      $  2,117,000
    TOTAL ASSETS                       $30,216,000      $49,253,000       $       --     $   796,000       $ 80,265,000



                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------
    NOTE 11 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------
    EXCHANGE OF SERIES M PREFERRED STOCK

    The Company and HGP entered into a renegotiation agreement dated April 17, 2000 which is summarized as follows:

    (1) The one share of Series M Preferred Stock was exchanged for 3,773,584 shares of common stock and HGP waived all rights to accrued Series M dividends. The difference between the fair value of the common stock issued and the carrying value of the Series M Preferred Stock (net of any unamortized premium or discount) will be recorded as a dividend in the second quarter.

         HGP has agreed in the event it wishes to sell all or part of eGlobe's common stock, it will notify eGlobe ("Revelant Date") at least 30 days prior to the sale. eGlobe shall have the right, by notice to the HGP, to repurchase or place with a third party the stock proposed to be sold at a price equal to (i) 20% less than the average closing price of eGlobe's common stock over the ten trading days prior to the Revelant Date, if such average is $8 or less; (ii) 15% less than the average closing price of eGlobe's common stock over the ten trading days prior to the Revelant Date, if such price is $8.00 or more but less than $14.00; and (iii) 10% less than the average closing price of eGlobe's common stock over the ten trading days prior to the Revelant Date, if such average price is $14.00 or more. If eGlobe does not exercise its repurchase rights, HGP is free to sell the stock, provided it agrees to use reasonable efforts to avoid events significantly and adversely affecting the market price of eGlobe's common stock. This repurchase agreement expires October 31, 2000;

    (2)  The Company  agreed to file a  registration  statement  to register the
         3,773,584 shares of common stock prior to May 31, 2000. If the registration statement is not filed by May 31, 2000, the Company agreed to pay a penalty of $40,000 for each 30 day period that such registration statement has not been filed. If the registration statement is not filed on or before September 1, 2000, then the Company shall pay HGP an additional penalty of $250,000; and

    (3) The Company agreed to pay the amounts in arrears under the note owed in connection with the acquisition (see Note 5) prior to June 1, 2000.

    SECURED ACCOUNT PAYABLE

    As of March 31, 2000, Trans Global has a secured accounts payable with AT&T Corp. ("AT&T") for approximately $10.5 million. The agreement is collateralized by certain fixed assets of Trans Global. On April 2, 2000, Trans Global was in arrears on its scheduled payments to AT&T and is currently in negotiations with AT&T to restructure this payable. See Note 3 for further discussion.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

    NOTE 12 - SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------



                                                                 Three Months                Three Months
                                                                     Ended                       Ended
                                                                   March 31,                   March 31,
                                                                     2000                        1999
                                                                  (unaudited)                 (unaudited)
----------------------------------------------------------------------------------------------------------
  Cash paid during the period for:
     Interest                                                     $ 1,189,000                $    90,000
     Income taxes                                                 $    78,000                $   212,000
  Non-cash investing and financing
     activities:
     Equipment acquired under
       capital lease obligations                                  $   502,000                $   349,000
     Unamortized debt discount
       related to warrants                                        $ 6,435,000                $   273,000
     Common stock issued as
       repayment of debt                                          $        --                $ 1,023,000
     Common stock to be issued for payment
       of debt                                                    $        --                $   200,000
     Preferred stock dividends                                    $10,224,000                $ 3,712,000

Acquisition, net of cash acquired (Note 4):

  TELEKEY

  Working capital deficit, other than
     cash acquired                                                $        --                $(1,284,000)
  Property and equipment                                                   --                    481,000
  Intangible assets                                                        --                  2,975,000
  Purchase price in excess of the net                                      --                  2,025,000
  Acquired debt                                                            --                 (1,016,000)
  Notes payable issued in acquisition                                      --                   (150,000)
  Issuance of Series F Convertible
      Preferred Stock                                                      --                     (1,000)
  Additional paid-in capital                                               --                 (1,956,000)
  Stock to be issued                                                       --                   (979,000)
----------------------------------------------------------------------------------------------------------
  Net cash used to acquire Telekey                                $        --                $    95,000
----------------------------------------------------------------------------------------------------------


                                                                    eGLOBE, INC.
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------
    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

    Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "believes," "anticipates," "expects" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's business operations, business plan, revenues, working capital, liquidity, need for funding and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as the rapid technological and market changes that create significant business risks in the market for the Company's services, the intensely competitive nature of the Company's industry and the possible adverse effects of such competition, the Company's need for significant additional financing, the availability of such financing, and the Company's dependence on strategic relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the risk factors set forth under the caption "The Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company incurred a net loss of $28.2 million for the quarter ended March 31, 2000 as compared to a net loss of $7.5 million for the quarter ended March 31, 1999 of which $22.1 million and $4.0 million are attributable to the following non-cash charges and other expenses, related primarily to the Trans Global merger and the special proxy filing:



                                                                    For the Three Months Ended,
                                                              March 31, 2000             March 31, 1999
                                                                           (in millions)

Additional allowance for doubtful accounts                          $ 1.1                     $ 0.2
Amortization of goodwill and other intangibles (primarily
   related to acquisitions)                                           2.9                       0.6
Deferred compensation to employees of acquired companies              1.4                       0.9
Deferred compensation expense related to stock options                5.8                         -
Depreciation and amortization                                         3.2                       1.4
Interest expense, net of the amortization of debt discounts
   related to debt                                                    1.2                       0.6
Amortization of debt discounts                                        0.8                       0.3
Merger expenses                                                       2.5                         -
Penalty warrants expense                                              1.5                         -
Other items                                                           1.7                         -
                                                                    -----                     -----
Total                                                               $22.1                     $ 4.0
                                                                    =====                     =====




After deducting the above items, the loss for the quarter ended March 31, 2000 was $6.1 million, compared to a net loss of $3.5 million for the quarter ended March 31, 1999. The principal factors for the losses incurred for the quarter ended March 31, 2000 are: (1) the continued incurrence of upfront costs to build out capacity to meet the Company's anticipated growth relating primarily to the traffic that will result from the Trans Global merger, (2) increased competition in certain international telecommunications markets, (3) a change in pricing by Trans Global's primary supplier during 1999 which increased costs and drove margins down, (4) the costs of integrating the Company's acquisitions, (5) headcount increases, and (6) legal and other charges for professional services principally incurred to support the acquisition operations.

Results of Operations

For the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

Revenue. Revenues for the three months ended March 31, 2000 of $35.1 million decreased $9.1 million (20.6%) from $44.2 million for the same period in 1999. This decrease in revenue occurred primarily in the Network Services segment (primarily Trans Global). This decrease was in part due to Trans Global's decision to shift away from being a purely arbitrage resale business to a direct route and IP structure in order to gain the advantage of better gross profit margins. Positive effects of the shift to the direct route and IP structure were evident in the 37% growth in revenue from the fourth quarter of 1999 of $16.5 million to revenue for the first quarter of 2000 of $22.6 million. Additionally, declines were experienced in both Enhanced Services and Network Services due to increasing competition, which has put downward pressure on both prices and margins. This decrease was offset by revenue from the acquisitions of ORS and Coast, which occurred in the third and fourth quarters of 1999. These acquisitions added an additional $1.4 million and $1.8 million of revenue in the quarter ended March 31, 2000 to the Customer Care and Retail Services segments, respectively.

Gross Profit. Gross profit for the three months ended March 31, 2000 was $2.7 million or 7.6% of revenue as compared to $2.1 million or 4.8% of revenue for the same period in 1999. Network Services margins declined to 3.6% from 4.2% while Enhanced Services margins improved to 18.0% from 9.9% for the quarters ended March 31, 2000 and March 31, 1999, respectively. The improvement in margins in the Customer Care and Retail segments of the business is due to acquisitions which occurred in the third and fourth quarters of 1999. The improvement in Enhanced Services is in part due to acquisitions of companies in February and December of 1999 as well as more cost effective routing of telecommunications traffic. The decline in the Network Services segment is related to leases of capacity and other up-front costs necessary to implement new routes and services, primarily in the Middle East and in the Asia Pacific regions. As long as the Company continues to expand its global IP network and adds additional IP routes, there will be pressure on gross margins since the Company expenses the cost of starting up a new IP route. Although there are some initial start up costs, a significant amount of the routes are now beginning to make a positive contribution. However, the Company believes that the added efficiencies of the IP routes will quickly (usually within two quarters) begin to add positively to the gross margin. It is also expected that costs to build out the network to accommodate the anticipated threefold increase in traffic resulting from the Trans Global merger and the need to build out routes for Latin America to grow routes and services will continue to contribute negatively to gross margins. Management believes margins will continue to improve as the Company more efficiently fills its routes and obtains additional owned capacity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $15.5 million for the three months ended March 31, 2000 compared to $6.1 million for the same period in 1999, for an increase of $9.4 million. The increase in selling, general and administrative expenses is in part due to certain non-cash charges of $2.9 million, including a $0.9 million increase in the reserve for doubtful accounts, and costs associated with the Trans Global merger, the special proxy filing and related professional charges which added an additional $3.7 million in costs. After taking out the effect of these charges, the change in selling, general and administrative costs totaled $2.8 million. This remaining increase is principally the result of increases in personnel as a result of the acquisition activity which added an additional $2.5 million in payroll related costs and a net increased headcount of 80 employees from March 31, 1999 through March 31, 2000. Subsequent to the close of the quarter ended March 31, 2000, the Company has continued to take steps to eliminate duplicate facilities and other redundancies.

Deferred Compensation Related to Stock Options. Deferred compensation expense related to stock options of $5.8 million was recorded for the three months ended March 31, 2000. This charge was to record the value of options granted in excess of shares available for grant under the Employee Stock Option Plan ("Employee Plan"). The Board of Directors granted these options to certain executives and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. There were no similar charges recorded in the quarter ended March 31, 1999.

Deferred Compensation Related to Acquisitions. The Company recorded a deferred compensation expense of $1.4 million for the three months ended March 31, 2000 compared to $0.9 million for the same period in 1999. This non-cash charge relates to stock allocated to employees of acquired companies by their former owners out of acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, require the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and to continue to record the effect of subsequent changes in the market price of the issuable stock until actual issuance.

Depreciation and Amortization Expense. Depreciation and amortization expenses totaled $6.1 million for the three months ended March 31, 2000 compared to $2.0 million for the same period in 1999. This increase of $4.1 million is principally due to amortization charges of $2.9 million related to goodwill and other intangibles associated with the acquisitions completed since December 2, 1998. The remaining balance of $1.3 million was primarily attributable to increases in the fixed assets related to acquired companies and additions at Trans Global.

Interest Expense. Interest expense totaled $2.0 million for the three months ended March 31, 2000 compared to $0.9 million for the same period in 1999. This increase was primarily due to an increase in debt and $0.8 million of amortization of the debt discounts related to the value of the warrants associated with various debt financings.

Interest Income. Interest income for the three months ended March 31, 2000 was $0.1 million compared to $0.2 million for the same period in 1999. This decrease in interest income is the result of the decrease in revenues and the increase in acquisition activity both of which reduced cash reserves available for investment.

Liquidity, Capital Resources and Other Financial Data

As the Company continues its aggressive growth plan during the year 2000 and as it intends to pursue that plan into the foreseeable future, the Company will require large cash infusions and aggressive cash management. The Company has raised significant financing through a combination of issuances of preferred stock and proceeds from the exercise of warrants and options. Cash and cash equivalents were $1.3 million at March 31, 2000 compared to $2.7 million at December 31, 1999. Short-term investments were $3.0 million at March 31, 2000 as compared to $1.5 million at December 31, 1999. The decrease in cash and cash equivalents of $1.4 was primarily due to the use of cash to support the Company's planned expansion of its telecommunication networks and its increased operational costs associated with the various acquisitions and the merger with Trans Global. The increase in short-term investments of $1.5 million was primarily due to an increase in Certificates of Deposit purchased to back letters of credit given as security for payments to various vendors. Accounts receivable, net, increased by $6.0 million to $21.1 million at March 31, 2000 from $15.1 million at December 31, 1999, mainly due to increased revenues and the extension of credit to new wholesale carrier customers. Cash outflows for operating activities for the three months ended March 31, 2000 totaled $17.2 million, as compared to cash inflows of $1.1 million for the three months ended March 31, 1999. This decrease was due primarily to the Company's growth through acquisitions and the effect that the acquisition activity and upfront costs to add capacity had on operating losses and higher selling, general and administrative expenses. See further discussion in "Results of Operations."

There was a net working capital deficiency of $39.9 million at March 31, 2000 compared to a deficiency of $44.7 million at December 31, 1999.

Cash outflows for investing activities during the three months ended March 31, 2000 totaled $2.1 million, which was $5.0 million higher than the cash inflows for the three months ended March 31, 1999. This increased outflow was due primarily to net purchases of short-term investments of $1.6 million in 2000 as compared to net sales of these investments of $3.7 million in 1999, offset by no advances in 2000 to non-affiliates subsequently acquired as compared to $0.5 million of advances in 1999.

Cash generated from financing activities totaled $18.0 million during the three months ended March 31, 2000 compared to $7.6 million during the three months ended March 31, 1999. This increase of $10.4 million was primarily due to net proceeds from sales of preferred stock of $18.4 million (as compared to net proceeds of $7.7 million in 1999), proceeds from the exercise of warrants and options of $2.4 million and proceeds from notes payable-related party of $0.7 million. These proceeds were offset by principal payments of $2.9 million on notes payable and payments of $0.6 million on various capital leases.

On an operating level, the Company is continuing to try to negotiate certain contract and payment terms with an Enhanced Services customer that has a significant outstanding balance due to the Company. The Company has recorded significant reserves to cover this outstanding balance. The Company has not been able to work out a resolution with this customer. The Company may have to take a more aggressive course of action to resolve this matter and is considering all alternatives at this time.

Current Funding Requirements

For the first quarter of 2000, the Company met its cash requirements from (1) proceeds from the exercise of options and warrants of $2.4 million, (2) proceeds of $0.5 million from the sales of Series N Preferred Stock, (3) proceeds of $15.0 million from the sale of Series P Convertible Preferred Stock ("Series P Preferred Stock"), and (4) proceeds of $4.0 million from the sale of Series Q Convertible Preferred Stock ("Series Q Preferred Stock").

Current funds will not permit the Company to achieve the growth, both short and long-term that management is targeting. This growth will require additional capital. The plan under which the Company is currently operating requires substantial additional funding through the first quarter of 2001 of up to $20 million. This estimate is based on conservative projections of a scaled growth plan using worst case scenarios for operations. Even if the Company meets its projections for becoming EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) positive after eliminating non-cash items during the third quarter of 2000, the Company will still have capital requirements through March 2001. The Company will need to fund its pre-existing liabilities and notes payable obligations and the purchase of capital equipment, along with financing its growth plans to meet the needs of its acquisition program.

The Company will receive $6.0 million in proceeds from the sale of additional shares of Series Q Preferred Stock immediately upon the effectiveness of the registration of the common stock underlying this preferred stock. The Company anticipates that the additional capital needed will come from a combination of financings that could consist of debt, private equity, a public follow-on offering, or a line of credit facility during the twelve-month period from April 2000 through March 2001. There is the possibility that the amount of financing required could be diminished by secured equipment-based financings.

In addition to the firm commitment discussed previously, the Company is proceeding with other financing opportunities, which have not been finalized. The Company has a variety of opportunities in both the debt and equity markets to raise the necessary funds, which it needs to achieve its growth plan through the end of the quarter ended March 31, 2001.

The Company anticipates that increased sales in international markets where the company is focusing its efforts could lead to higher margins and therefore reduce its net working capital deficiency and contribute to its funding requirements through the first quarter of 2001. As a result, the projected funding requirements discussed above could be reduced should this occur.

There is a risk that the Company will not reach breakeven on a cash basis (excluding non-cash charges) as projected and will continue to incur operating losses. If this occurs and should the Company be unsuccessful in its efforts to raise additional funds to cover such losses, then the Company's growth plans would be sharply curtailed and its business would be adversely affected.

On December 14, 1999, Trans Global entered into a letter agreement with AT&T, Trans Global's largest supplier, regarding the payment of various past due 1999 switch and circuit costs. Pursuant to that agreement, Trans Global agreed to pay AT&T approximately $13.8 million in consecutive monthly installments at 9% interest through January 1, 2001. The payable is secured by certain assets of Trans Global. As of March 31, 2000, the remaining balance due to AT&T was $10.5 million. Trans Global, as of May 22, 2000 has not paid $2.5 million of scheduled payments that were due in April and May 2000. In addition, approximately $2.7 million of payables for current usage are in arrears. Trans Global is currently in discussions with AT&T regarding alternative arrangements for settlement of the outstanding obligations, and believes that conclusion of an arrangement that is not materially adverse to the immediate or long-term future operations of the Company is likely. There can be no assurance that Trans Global will be able to satisfactorily resolve this matter. Should this not be resolved and should AT&T take action to take possession of the assets held as security, Trans Global believes that its business will not be adversely impacted. There is no guarantee that Trans Global and therefore the Company will not have its operations affected adversely should a satisfactory resolution between the parties not be reached.

The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. See Note 9 to the Consolidated Financial Statements for further discussion.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company measures its exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices the Company uses to determine fair value are based on management's best estimates, which consider various factors including: closing exchange prices, volatility factors and the time value of money. At March 31, 2000, the Company was exposed to some market risk through interest rates on its long-term debt, preferred stock, cash balances, short-term investments and foreign currency. At March 31, 2000, the Company's exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     AMERICAN INTERNATIONAL TELEPHONE V. EXECUTIVE TELECARD, LTD. This suit was filed in July 1999 in the Supreme Court of New York, New York County and concerns a transmission vendor seeking to collect approximately $300,000. The Company has substantial counterclaims and is vigorously defending this suit.

     MCI WORLDCOM, INC. LITIGATION. In October 1999, MCI WorldCom filed suit against us in the District Court, City and County of Denver, Colorado seeking in excess of $2,500,000 pursuant to various service contracts. The Company disputes the amount allegedly owed based on erroneous invoices, the quality of service provided and unfair and deceptive billing practices. Moreover, the Company has filed a counterclaim alleging significant offsets, among other items. The Company will continue to vigorously defend this suit and prosecute its counterclaims.

     SWIFTCALL HOLDINGS (USA) LTD. V. EGLOBE, INC. This lawsuit was filed on May 19, 2000, claiming damages on account of an alleged failure by the Company to file a registration statement for resale of the shares of common stock received by the plaintiff in connection with the Company's acquisition of an affiliate of the plaintiff. The Company has not had an opportunity to fully evaluate this claim but believes that it has credible defenses.

ITEM 2    CHANGES IN SECURITIES
--------------------------------------------------------------------------------
        During the three months ended March 31, 2000 the Company offered and sold the following equity securities that were not registered under the Securites Act:

        1. On January 2, 2000, the Company sold 36,000 shares of its common stock to a member of its senior management team. This employee issued a note receivable to the Company for this purchase of common stock.

        2. The Company offered and sold additional securities during the three months ended March 31, 2000. These transactions were included in the Company's Form 10-K filed on April 7, 2000.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------
               None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
        On March 23, 2000, the Company held a special meeting of stockholders. The results of the meeting were included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 7, 2000.

ITEM 5    OTHER INFORMATION
--------------------------------------------------------------------------------
               None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
     a. Exhibits

        27 Financial Data Schedule

     b. Reports on Form 8-K

        1. A report on Form 8-K dated March 17, 2000 under Item 2 was filed with the Securities and Exchange Commission on March 23, 2000 to report the closing of a $4 million equity private placement with RGC International Investors, LDC.

        2. The Company filed additional reports on Form 8-K during the three months ended March 31, 2000. These are listed in the Company's Form 10-K filed on April 7, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                            eGlobe, Inc.
                                            (Registrant)



Date:  May 22, 2000                         By      /S/ Anne Haas
                                                --------------------------------
                                                       Anne Haas
                                                  Controller, Treasurer
                                               (Principal Accounting Officer)




Date:  May 22, 2000                         By      /S/ David Skriloff
                                                --------------------------------
                                                        David Skriloff
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)