Form 10-Q/A
period 2000-03-31
EGLOBE INC
filed 2000-08-18
CIK 842807

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

                                  eGLOBE, INC.
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                          PAGE
                                                          ----

PART I

    Item 1                 Consolidated Financial Statements

                           Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999             3, 4

                           Consolidated Statements of Operations for the three months ended                    5
                           March 31, 2000 and 1999

                           Consolidated Statements of Comprehensive Income (Loss) for the                      6
                           three months ended March 31, 2000 and 1999

                           Consolidated Statements of Cash Flows for the three months ended                    7
                           March 31, 2000 and 1999

                           Notes to Consolidated Financial Statements                                         8-28

                           Supplemental Disclosures of Cash Flow Information                                 29-33

    Item 7                 Management's Discussion and Analysis of Financial Condition and                     33
                           Results of Operations

   Item 7A                 Quantitative and Qualitative Disclosure About Market Risk                           33

   PART II

    Item 1                 Legal Proceedings                                                                   33

    Item 2                 Changes in Securities                                                               34

    Item 3                 Defaults Upon Senior Securities                                                     34

    Item 4                 Submission of Matters to a Vote of Security Holders                                 34

    Item 5                 Other Information                                                                   34

    Item 6                 Exhibits and Reports on Form 8-K                                                    34

  Signatures                                                                                                   36

                                                                    eGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                             MARCH 31, 2000               DECEMBER 31,
                                                                               (UNAUDITED)                   1999
                                                                             ---------------              ------------
ASSETS (NOTE 6)
Current:

 Cash and cash equivalents                                                      $  1,329,000            $  2,659,000
 Restricted cash                                                                     158,000                 158,000
 Restricted short-term investments                                                 3,042,000               1,492,000
 Accounts receivable, less
 allowance of $4,001,000 and
 $3,206,000 for doubtful accounts                                                 21,071,000              15,142,000
 Other receivables                                                                 1,291,000               1,406,000
 Prepaid expenses                                                                  1,502,000               1,584,000
 Other current assets                                                                429,000                 639,000
                                                                                ------------            ------------
TOTAL CURRENT ASSETS                                                              28,822,000              23,080,000

PROPERTY AND EQUIPMENT,
 net of accumulated depreciation and
 amortization of $27,525,000 and
 $24,351,000                                                                      40,740,000              42,078,000

GOODWILL, net of accumulated amortization
 of $2,513,000 and $1,572,000 (Note 4)                                            22,987,000              24,904,000

OTHER INTANGIBLE ASSETS,
 net of accumulated amortization
 of $8,401,000 and $6,466,000 (Note 4)                                            20,130,000              21,674,000

OTHER:

 Deposits                                                                          1,696,000               1,659,000
 Other assets                                                                        220,000                 400,000
                                                                                ------------            ------------

TOTAL OTHER ASSETS                                                                 1,916,000               2,059,000
                                                                                ------------            ------------

TOTAL ASSETS                                                                    $114,595,000            $113,795,000
                                                                                ------------            ------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                        MARCH 31, 2000 DECEMBER 31,
                                                                                          (UNAUDITED)      1999
                                                                                        -------------- ------------
LIABILITIES, MINORITY INTEREST, REDEEMABLE
STOCK AND STOCKHOLDERS' EQUITY

CURRENT:

 Accounts payable (Note 11)                                                              $ 40,708,000  $ 41,558,000
 Accrued expenses                                                                          12,835,000    10,992,000
 Income taxes payable                                                                         560,000       560,000
 Notes payable and current maturities of long-
 term debt (Note 5)                                                                         6,767,000     7,868,000
 Notes payable and current maturities of long-
 term debt-related parties (Note 6)                                                         4,836,000     4,676,000
 Deferred revenue                                                                           1,383,000     1,331,000
 Other liabilities                                                                          1,639,000       797,000
                                                                                         ------------  ------------
TOTAL CURRENT LIABILITIES                                                                  68,728,000    67,782,000
ACCOUNTS PAYABLE - LONG-TERM (NOTE 11)                                                             --     1,000,000
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 5)                                          4,054,000     5,194,000
LONG-TERM DEBT - RELATED PARTIES, NET OF CURRENT
 MATURITIES (NOTE 6)                                                                        8,927,000     8,301,000
                                                                                         ------------  ------------
TOTAL LIABILITIES                                                                          81,709,000    82,277,000
                                                                                         ------------  ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                           2,710,000     2,800,000
REDEEMABLE STOCK (NOTES 7 AND 9)                                                           22,970,000       700,000
STOCKHOLDERS' EQUITY :

 Preferred stock, all series, $.001 par value,
 10,000,000 and 5,000,000 shares
 authorized, 266,101 and 1,927,791 shares outstanding                                           1,000         2,000
 Common stock, $.001 par value, 200,000,000
 shares authorized, 85,754,179 and 69,580,604
 shares outstanding                                                                            86,000        70,000
 Stock to be issued                                                                         2,624,000     2,624,000
 Notes receivable (Note 7)                                                                (1,369,000)   (1,210,000)
 Additional paid-in capital                                                               113,931,000   106,718,000
 Accumulated deficit                                                                    (108,855,000)  (80,682,000)
 Accumulated other comprehensive income                                                       788,000       496,000
                                                                                         ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                                                                  7,206,000    28,018,000
                                                                                         ------------  ------------
TOTAL LIABILITIES, MINORITY INTEREST, REDEEMABLE
 STOCK AND STOCKHOLDERS' EQUITY                                                          $114,595,000  $113,795,000
                                                                                         ------------  ------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED) AND 1999
--------------------------------------------------------------------------------


                                                                                          THREE MONTHS   THREE MONTHS
                                                                                             ENDED          ENDED
                                                                                            MARCH 31,      MARCH 31,
                                                                                              2000           1999
                                                                                          ------------- -------------
REVENUE (NOTES 2 AND 10)                                                                   $ 35,087,000  $ 44,192,000
COST OF REVENUE                                                                              32,419,000    42,075,000
                                                                                          ------------- -------------
GROSS PROFIT                                                                                  2,668,000     2,117,000
                                                                                          ------------- -------------
COSTS AND EXPENSES:

 Selling,  general  and  administrative,   exclusive  of  $5.9  million, $1.4                15,477,000     6,146,000
 million and $0.9 million reported below of deferred compensation related to stock options and acquisitions
 Deferred compensation related to stock
 options (Note 7)                                                                             5,895,000            --
 Deferred compensation related to
 acquisitions (Note 4)                                                                        1,438,000       919,000
 Depreciation and amortization                                                                3,208,000     1,392,000
 Amortization of goodwill and other
 intangible assets                                                                            2,876,000       555,000
                                                                                          ------------- -------------
TOTAL COSTS AND EXPENSES                                                                     28,894,000     9,012,000
                                                                                          ------------- -------------
LOSS FROM OPERATIONS                                                                       (26,226,000)   (6,895,000)
                                                                                          ------------- -------------
OTHER INCOME (EXPENSE):
 Interest expense                                                                           (2,019,000)     (869,000)
 Interest income                                                                                 88,000       240,000
 Other expense, net                                                                            (16,000)       (8,000)
                                                                                          ------------- -------------
TOTAL OTHER EXPENSE                                                                         (1,947,000)     (637,000)
                                                                                          ------------- -------------
NET LOSS                                                                                   (28,173,000)   (7,532,000)
                                                                                          ------------- -------------
PREFERRED STOCK DIVIDENDS (NOTES 7 AND 9)                                                  (10,224,000)   (3,712,000)
                                                                                          ------------- -------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                              $(38,397,000) $(11,244,000)
                                                                                          ------------- -------------
NET LOSS PER SHARE (BASIC AND DILUTED) (NOTE 8)                                               $  (0.47)     $  (0.19)
                                                                                          ------------- -------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                           THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)AND 1999
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS        THREE MONTHS
                                                                                       ENDED               ENDED
                                                                                      MARCH 31,           MARCH 31,
                                                                                        2000                1999
NET LOSS                                                                             $(28,173,000)    $ (7,532,000)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                  292,000           91,000

COMPREHENSIVE NET LOSS                                                               $(27,881,000)    $ (7,441,000)

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS     THREE MONTHS
                                                                                        ENDED            ENDED
                                                                                   MARCH 31, 2000   MARCH 31, 1999
                                                                                   --------------   --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
 Net loss                                                                           $ (28,173,000)  $ (7,532,000)
 Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
 Depreciation and amortization                                                           6,084,000      1,947,000
 Provision for bad debts                                                                 1,072,000        199,000
 Non-cash interest expense                                                                      --        202,000
 Minority interest in loss                                                                (37,000)             --
 Issuance of options and warrants                                                        1,594,000         19,000
 Deferred compensation costs related to acquisitions                                     1,438,000        919,000
 Deferred compensation costs related to stock options                                    5,895,000             --
 Amortization of warrant value for services                                                451,000             --
 Amortization of debt discounts                                                            831,000        304,000

 Changes in operating assets and liabilities (net of changes from acquisitions):

 Accounts receivable                                                                   (7,001,000)    (1,559,000)
 Other receivables                                                                         115,000      (736,000)
 Prepaid expenses                                                                        (369,000)      (759,000)
 Other current assets                                                                      210,000      (754,000)
 Other assets                                                                              244,000        618,000
 Accounts payable                                                                      (1,850,000)     10,281,000
 Income taxes payable                                                                           --      (147,000)
 Accrued expenses                                                                        1,359,000    (3,108,000)
 Deferred revenue                                                                           52,000      (533,000)
 Other liabilities                                                                         842,000        669,000
                                                                                    -------------   ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       (17,243,000)      1,096,000
                                                                                    -------------   ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                                     (356,000)      (189,000)
 Purchase of intangibles                                                                 (137,000)             --
 Net sales (purchases) of restricted short-term investments                            (1,550,000)      3,706,000
 Advances to non-affiliate, subsequently acquired                                               --      (503,000)
 Acquisition of Telekey, net of cash acquired                                                   --       (95,000)
 Increase in restricted cash                                                                    --        (1,000)
 Deposits                                                                                 (37,000)       (36,000)
                                                                                    -------------   ------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        (2,080,000)      2,882,000
                                                                                    -------------   ------------
FINANCING ACTIVITIES:
 Proceeds from notes payable (Note 5)                                                           --         50,000
 Proceeds from notes payable-related party (Note 6)                                        685,000        200,000
 Proceeds from issuance of preferred stock                                              19,525,000      8,000,000
 Stock issuance costs                                                                  (1,114,000)      (321,000)
 Proceeds from exercise of warrants (Note 7)                                               755,000             --
 Proceeds from exercise of options (Note 7)                                              1,613,000             --
 Deferred financing and acquisition costs                                                       --       (40,000)
 Payments on capital leases                                                              (598,000)      (160,000)
 Payments on notes payable (Note 5)                                                    (2,145,000)             --
 Payments on notes payable - related party (Note 6)                                      (728,000)      (141,000)
                                                                                    -------------   ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                   17,993,000      7,588,000
                                                                                    -------------   ------------
NET INCREASE (DECREASE) IN CASH                                                        (1,330,000)     11,566,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           2,659,000      4,031,000
                                                                                    -------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 1,329,000   $ 15,597,000
                                                                                    -------------   ------------

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

Revenue, net loss, net loss attributable to common stockholders, and net loss per share of eGlobe and Trans Global as consolidated for the periods presented are as follows:

                                                                             (UNAUDITED)
                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ---------------------
                                                                           2000           1999
REVENUE:
         eGlobe                                                       $ 13,757,000    $ 8,385,000
         Trans Global                                                   23,476,000     35,807,000
         Elimination of intercompany revenue                            (2,146,000)            --
                                                                        -----------  ------------
         eGlobe, consolidated                                         $ 35,087,000   $ 44,192,000
                                                                        -----------  ------------

NET LOSS:
         eGlobe                                                       $(26,332,000)  $ (7,502,000)
         Trans Global                                                   (1,841,000)       (30,000)
                                                                        -----------     ----------
         eGlobe, consolidated                                         $(28,173,000)  $ (7,532,000)
                                                                       ------------    -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
         eGlobe                                                       $(36,556,000)  $(11,214,000)
         Trans Global                                                   (1,841,000)       (30,000)
                                                                        -----------   ------------
         eGlobe, consolidated                                         $(38,397,000)  $(11,244,000)
                                                                       ------------   ------------

NET LOSS PER SHARE (BASIC AND DILUTED)
         As previously reported                                       $         --   $      (0.63)
         eGlobe, consolidated                                         $      (0.47)  $      (0.19)
                                                                        -----------    -----------

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

NOTE 4 - ACQUISITIONS


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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

The original acquisition agreement was restructured on May 24, 1999. This agreement allowed the Company to integrate the Telekey operations, (prior to this time, Telekey's operations had to be kept separate in order to determine whether the earn-out criteria would be met) to improve the synergies and technological advancements realized from the merger and to allow for a change to the general management team of Telekey.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

iGLOBE


The initial preliminary purchase price allocation reflected in the consolidated financial statements as of December 31, 1999 included goodwill of $1.8 million and acquired intangibles of $2.4 million related to a customer base, licenses and operating agreements, a sales agreement and an assembled workforce. In March 2000, based on further management review, $0.7 million and $0.3 million were reclassified from goodwill to intangibles and fixed assets, respectively. The consolidated financial statements of the Company as of March 31, 2000 reflect the final allocation of the purchase price based on the completion of the management review.


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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

At March 31, 2000 and December 31, 1999, notes payable and long-term debt consisted of the following:

                                                                                       (UNAUDITED)
                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           2000                1999
                                                                                     ------------------  ---------------
8% unsecured promissory note for acquisition of UCI (1)                                       $ 500,000        $ 500,000

8% mortgage note,  payable monthly,  including interest through March 2010, with an April 2010 balloon payment; secured by deed of trust on the related land
 and building                                                                                   297,000          299,000


Promissory note of Telekey payable to a telecommunication
 company (2)                                                                                    379,000          454,000

Promissory note due to seller of iGlobe (3)                                                   1,129,000        1,831,000

Promissory note due to seller of ORS (4)                                                        389,000          451,000

Promissory note secured by certain equipment (5)                                              2,474,000        2,720,000

Certain promissory notes to an investor and for certain
 acquisitions, repaid in January and February 2000                                                   --        1,057,000

Capitalized lease obligations (6)                                                             5,653,000        5,750,000
                                                                                     ------------------  ---------------
Total                                                                                        10,821,000       13,062,000
Less current maturities                                                                       6,767,000        7,868,000
                                                                                     ------------------  ---------------
Total notes payable and long-term debt                                                      $ 4,054,000      $ 5,194,000
                                                                                     ------------------  ---------------

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

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT - RELATED PARTIES

As of March 31, 2000 and December 31, 1999, notes payable and long-term debt with related parties consisted of the following:

                                                                                            (UNAUDITED)
                                                                                             MARCH 31,       DECEMBER 31,
                                                                                               2000              1999
                                                                                  ------------------------  --------------
Accounts receivable revolving credit note (1)                                                  $ 1,743,000     $ 1,058,000

Secured notes, net of unamortized discount of
 $6,415,000 and $7,128,000 (1)                                                                   7,790,000       7,806,000

Promissory note of Coast (2)                                                                     3,000,000       3,000,000

Promissory note of Coast (2)                                                                       250,000         250,000

Promissory note payable to a stockholder, net of
 unamortized discount of $20,000 and
 $137,000 (3)                                                                                      980,000         863,000
                                                                                  ------------------------  --------------

Total, net of unamortized discount of $ 6,435,000 and
 $7,265,000                                                                                     13,763,000      12,977,000
Less current maturities, net of unamortized discount of
 $2,871,000 and $2,988,000                                                                       4,836,000       4,676,000
                                                                                  ------------------------  --------------
Total long-term debt, net of unamortized discount
 of $3,564,000 and $4,277,000                                                                  $ 8,927,000     $ 8,301,000
                                                                                  ------------------------  --------------

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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

The following table lists preferred dividends by preferred stock series for the three months ended March 31, 2000 and 1999.

  Preferred Stock Series      For the Three Months      For the Three Months
                                     Ended                     Ended
                                 March 31, 2000             March 31, 1999
--------------------------- ------------------------- --------------------------
            C               $            --           $     2,215,000
            D                            --                 1,497,000
            E                        33,000                        --
            G                            --                        --
            I                       277,000                        --
            J                        17,000                        --
            K                        13,000                        --
            M                       634,000                        --
            N                       571,000                        --
            O                       185,000                        --
            P                     6,635,000                        --
            Q                     1,859,000                        --
--------------------------- ------------------------- --------------------------
Total                       $    10,224,000           $     3,712,000
=========================== ========================= ==========================

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

OPTIONS

As of December 31, 1999, options outstanding under the Employee Plan exceeded the shares available for grant by 1,995,468 shares. The Board of Directors granted these options to certain executive officers and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

March 23, 2000. During the period from January 1, 2000 through March 23, 2000, an additional 567,070 options were granted that exceeded the shares available under the Employee Plan. This amount excludes the 532,163 options granted to certain IDX employees and others as discussed below. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. For the three months ended March 31, 2000, $4.2 million has been recorded as compensation expense.

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

NOTE 8 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The net loss of $38.4 million and $11.2 million attributable to common stockholders for the three months ended March 31, 2000 and 1999 includes preferred stock dividends of $10.2 million and $3.7 million, respectively. The weighted average shares outstanding for calculating basic earnings (loss) per share were 81,337,248 and 57,873,564 for the three months ended March 31, 2000 and 1999, respectively. Common stock options and warrants of 13,836,653 and 413,889 for the three months ended March 31, 2000 and 1999, respectively, were not included in diluted earnings (loss) per share as the effect was antidilutive due to the Company recording a loss in the periods presented. Contingent warrants of 1,087,500 were not included in diluted earnings (loss) per share for the three months ended March 31, 2000 as conditions for inclusion had not been met.

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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

The Series Q Preferred Stock is convertible into a maximum of 3,434,581 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of the Company's common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series Q Preferred Stock and warrants is registered is less than $9.375, provided that under no circumstances will the Series Q Preferred Stock be converted into more than 7,157,063 shares of common stock (the maximum share amount will increase to 9,365,463 shares of the Company's common stock if the Company receives written guidance from Nasdaq that the issuance of the Series Q Preferred Stock and the warrants will not be integrated with the issuances of the Series P Preferred Stock and related warrants). In addition, no holder may convert the Series Q Preferred Stock or exercise the warrants it owns for any shares of common stock that would cause it to own following such conversion or exercise in excess of 4.9% of the shares of the Company's common stock then outstanding.

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

The amounts related to each series of redeemable convertible preferred stock included in redeemable stock consists of the following:

                                                         March 31, 2000 (unaudited)       December 31, 1999
                                                         ---------------------------- --------------------------
                   Series P Convertible Preferred Stock  $      18,160,000            $             --
                   Series Q Convertible Preferred Stock  $       4,810,000            $             --
                                                         ---------------------------- --------------------------
                                                  Total  $      22,970,000            $             --
                                                         ============================ ==========================

NOTE 10 - OPERATING SEGMENT INFORMATION

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

                                    ENHANCED          NETWORK         CUSTOMER         RETAIL
                                    SERVICES          SERVICES          CARE          SERVICES      TOTAL
                                    --------------------------------------------------------------------------
 FOR THE THREE
 MONTHS ENDING
 MARCH 31, 2000
 --------------
 REVENUE                            $  3,535,000   $  32,115,000   $  1,366,000  $   1,797,000   $ 38,813,000
 INTER-SEGMENT                                --      (3,572,000)      (154,000)            --     (3,726,000)
                                    --------------------------------------------------------------------------
 TOTAL REVENUE                      $  3,535,000   $  28,543,000   $  1,212,000  $   1,797,000   $ 35,087,000
 GROSS PROFIT                       $    635,000   $   1,028,000   $    100,000  $     905,000   $  2,668,000
 TOTAL ASSETS                       $ 51,528,000   $  41,960,000   $  3,741,000  $  17,366,000   $114,595,000

 FOR THE THREE
 MONTHS ENDING
 MARCH 31, 1999
 --------------
 REVENUE                            $  6,415,000   $  37,742,000   $        --   $     119,000   $ 44,276,000
 INTER-SEGMENT                                --         (84,000)           --              --        (84,000)
                                    --------------------------------------------------------------------------
 TOTAL REVENUE                      $  6,415,000   $  37,658,000   $        --   $     119,000   $ 44,192,000
 GROSS PROFIT (LOSS)                $    638,000   $   1,565,000   $        --   $     (86,000)  $  2,117,000
 TOTAL ASSETS                       $ 30,216,000   $  49,253,000   $        --   $     796,000   $ 80,265,000

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE 11 - SUBSEQUENT EVENTS

EXCHANGE OF SERIES M PREFERRED STOCK

The Company and HGP entered into a renegotiation agreement dated April 17, 2000 which is summarized as follows:


(1) The one share of Series M Preferred Stock was exchanged for 3,773,584 shares of common stock and HGP waived all rights to accrued Series M dividends. The difference between the fair value of the common stock issued and the carrying value of the Series M Preferred Stock of $5.5 million (net of any unamortized premium or discount) will be recorded as a dividend in the second quarter. The dividend amount will be reflected in the Company's statement of operations for the six months ended June 30, 2000 as an increase in the net loss attributable to common stockholders.


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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE 12 - SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                          THREE MONTHS              THREE MONTHS
                                                                             ENDED                      ENDED
                                                                            MARCH 31,                 MARCH 31,
                                                                               2000                     1999
                                                                           (UNAUDITED)               (UNAUDITED)
                                                                         ----------------           -------------

 Cash paid during the period for:

 Interest                                                                    $  1,189,000            $     90,000
 Income taxes                                                                $     78,000            $    212,000
 Non-cash investing and financing
 activities:
 Equipment acquired under
 capital lease obligations                                                   $    502,000            $    349,000
 Unamortized debt discount
 related to warrants                                                         $  6,435,000            $    273,000
 Common stock issued as
 repayment of debt                                                                     --            $  1,023,000
 Common stock to be issued for payment
 of debt                                                                               --            $    200,000
 Preferred stock dividends                                                   $ 10,224,000            $  3,712,000

Acquisition, net of cash acquired (Note 4):

 TELEKEY

 Working capital deficit, other than
 cash acquired                                                                         --            $(1,284,000)
 Property and equipment                                                                --            $    481,000
 Intangible assets                                                                     --            $  2,975,000
 Purchase price in excess of the net                                                   --            $  2,025,000
 Acquired debt                                                                         --            $(1,016,000)
 Notes payable issued in acquisition                                                   --            $  (150,000)
 Issuance of Series F Convertible
 Preferred Stock                                                                       --            $    (1,000)
 Additional paid-in capital                                                            --            $(1,956,000)
 Stock to be issued                                                                    --            $  (979,000)
                                                                         ----------------           -------------
 Net cash used to acquire Telekey                                                      --            $     95,000
                                                                         ----------------           -------------


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements  included  in  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "believes," "anticipates," "expects" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's business operations, business plan, revenues, working capital, liquidity, need
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

for funding and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as the rapid technological and market changes that create significant business risks in the market for the Company's services, the intensely competitive nature of the Company's industry and the possible adverse effects of such competition, the Company's need for significant additional financing, the availability of such financing, and the Company's dependence on strategic relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the risk factors set forth under the caption "The Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


The Company incurred a net loss of $28.2 million for the quarter ended March 31, 2000 as compared to a net loss of $7.5 million for the quarter ended March 31, 1999 of which $22.1 million and $4.0 million are attributable to the following non-cash charges and other expenses:


                                                                   FOR THE THREE MONTHS ENDED,
                                                                   ---------------------------
                                                                   MARCH 31,          MARCH 31,
                                                                   ---------          ---------
                                                                    2000                2000
                                                                         (IN MILLIONS)
Additional allowance for doubtful accounts                          $ 1.1               $ 0.2
Amortization of goodwill and other intangibles (primarily
 related to acquisitions)                                             2.9                 0.6
Deferred compensation to employees of acquired companies              1.4                 0.9
Deferred compensation expense related to stock options                5.8                  --
Depreciation and amortization                                         3.2                 1.4
Interest expense, net of the amortization of debt discounts
 related to debt                                                      1.2                 0.6
Amortization of debt discounts                                        0.8                 0.3
Merger expenses                                                       2.5                  --
Penalty warrants expense                                              1.5                  --
Other items                                                           1.7                  --
                                                                    -----               -----
Total                                                               $22.1               $ 4.0
                                                                    =====               =====


The $2.5 million of merger expenses incurred by us related to investment banking and advisory fees, legal and accounting costs and expenses associated with printing and mailing the proxy statement for the special stockholders meeting.


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

                                                                    eGLOBE, INC.
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

REVENUE

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

GROSS PROFIT

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

                                                                    eGLOBE, INC.
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUSIVE OF $5.9 MILLION, $1.4 MILLION AND $0.9 MILLION REPORTED BELOW OF DEFERRED COMPENSATION RELATED TO STOCK OPTIONS AND ACQUISITIONS

Selling, general and administrative expenses, exclusive of $5.9 million, $1.4 million and $0.9 million reported below of deferred compensation related to stock options and acquisitions totaled $15.5 million for the three months ended March 31, 2000 compared to $6.1 million for the same period in 1999, for an increase of $9.4 million. The increase in selling, general and administrative expenses is in part due to certain non-cash charges of $2.9 million, including a $0.9 million increase in the reserve for doubtful accounts, and costs associated with the Trans Global merger, the special proxy filing and related professional charges which added an additional $3.7 million in costs.


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

DEFERRED COMPENSATION RELATED TO STOCK OPTIONS

Deferred compensation expense related to stock options of $5.9 million was recorded for the three months ended March 31, 2000. This charge was to record the value of options granted in excess of shares available for grant under the Employee Stock Option Plan ("Employee Plan"). The Board of Directors granted these options to certain executives and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. There were no similar charges recorded in the quarter ended March 31, 1999.

DEFERRED COMPENSATION RELATED TO ACQUISITIONS

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

DEPRECIATION AND AMORTIZATION EXPENSE

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

                                                                    eGLOBE, INC.
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

INTEREST EXPENSE

Interest expense totaled $2.0 million for the three months ended March 31, 2000 compared to $0.9 million for the same period in 1999. This increase was primarily due to an increase in debt and $0.8 million of amortization of the debt discounts related to the value of the warrants associated with various debt financings.

INTEREST INCOME

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

                                                                    eGLOBE, INC.
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

On December 14, 1999, Trans Global entered into a letter agreement with AT&T, Trans Global's largest supplier, regarding the payment of various past due 1999 switch and circuit costs. Pursuant to that agreement, Trans Global agreed to pay AT&T approximately $13.8 million in consecutive monthly installments at 9% interest through January 1, 2001. The payable is secured by certain assets of Trans Global. As of March 31, 2000, the remaining balance due to AT&T was $10.5 million. Trans Global, as of May 22, 2000 has not paid $2.5 million of scheduled
                                                                    eGLOBE, INC.
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

payments that were due in April and May 2000. In addition, approximately $2.7 million of payables for current usage are in arrears. Trans Global is currently in discussions with AT&T regarding alternative arrangements for settlement of the outstanding obligations, and believes that conclusion of an arrangement that is not materially adverse to the immediate or long-term future operations of the Company is likely. There can be no assurance that Trans Global will be able to satisfactorily resolve this matter. Should this not be resolved and should AT&T take action to take possession of the assets held as security, Trans Global believes that its business will not be adversely impacted. There is no guarantee that Trans Global and therefore the Company will not have its operations affected adversely should a satisfactory resolution between the parties not be reached.

The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. See Note 9 to the Consolidated Financial Statements for further discussion.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


At March 31, 2000, we had other financial instruments consisting of cash and fixed and variable rate debt which are held for purposes other than trading. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. We measure our exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices we use to determine fair value are based on management's best estimates, which consider various factors including: closing exchange prices, volatility factors and the time value of money. At March 31, 2000, the carrying value of our debt obligations, excluding capital lease obligations, was $18.9 million, (net of unamortized discount of $6.4 million) which also approximates fair value. The weighted-average interest rate of our debt obligations, excluding capital lease obligations, at March 31, 2000 was 6.8%. At March 31, 2000, $0.2 million of our cash was restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions. At March 31, 2000, we were exposed to some market risk through interest rates on our long-term debt, preferred stock and foreign currency. At March 31, 2000, our exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

                                                                    eGLOBE, INC.
                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

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

ITEM 2 - CHANGES IN SECURITIES

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

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

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

                                                      eGLOBE, INC.
                                                      (Registrant)


                                         By        /s/ David Skriloff
                                            --------------------------------
                                                      David Skriloff
                                                 Chief Financial Officer
                                              Principal Financial Officer)
Date: August 18, 2000