Form 10-Q
period 2000-06-30
EGLOBE INC
filed 2000-08-21
CIK 842807

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended                         Commission File Number
           June 30, 2000                                    1-10210

                                  eGLOBE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                               13-3486421
            --------                               ----------
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

--------------------------------------------------------------------------------

                  YES      X                     NO
                       --------                       -------
The number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2000 is 96,254,148 shares, all of one class of $.001 par value common stock.

                                  EGLOBE, INC.
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
PART I       Item 1          Consolidated Financial Statements

                             Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999           3 - 4

                             Consolidated Statements of Operations for the three months ended June 30,
                             2000 and 1999                                                                       5

                             Consolidated Statements of Operations for the six months ended June 30,
                             2000 and 1999                                                                       6

                             Consolidated Statements of Comprehensive Loss for the three months ended
                             June 30, 2000 and 1999                                                              7

                             Consolidated Statements of Comprehensive Loss for the six months ended June
                             30, 2000 and 1999                                                                   8

                             Consolidated Statements of Cash Flows for the six months ended June 30,
                             2000 and 1999                                                                       9

                             Notes to Consolidated Financial Statements                                    10 - 41

                             Supplemental Disclosures of Cash Flow Information                             42 - 43

             Item 7          Management's Discussion and Analysis of Financial Condition and Results of
                             Operations                                                                         44

             Item 7A         Quantitative and Qualitative Disclosure About Market Risk                          53

PART II      Item 1          Legal Proceedings                                                                  53

             Item 2          Changes in Securities                                                              53

             Item 3          Defaults Upon Senior Securities                                                    53

             Item 4          Submission of Matters to a Vote of Security Holders                                54

             Item 5          Other Information                                                                  54

             Item 6          Exhibits and Reports on Form 8-K                                                   55

SIGNATURES



                                                                                                                       eGLOBE, INC.
                                                                                                        CONSOLIDATED BALANCE SHEETS
                                                                              AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                       JUNE 30, 2000           DECEMBER 31,
                                                                      (UNAUDITED)                   1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:

     Cash and cash equivalents                                          $ 1,050,000             $ 2,659,000
     Restricted cash                                                         53,000                 158,000
     Restricted short-term investments                                    3,042,000               1,492,000
     Accounts receivable, less allowance of $5,868,000 and
      $3,206,00 for doubtful accounts                                    15,898,000              15,142,000
     Other receivables                                                      798,000               1,406,000
     Prepaid expenses                                                     1,525,000               1,584,000
     Other current assets                                                   330,000                 639,000

------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     22,696,000              23,080,000

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation and
     amortization of $30,570,000 and
     $24,352,000                                                         36,838,000              42,078,000

GOODWILL, net of accumulated amortization
    of $3,467,000 and $1,572,000 (Note 4)                                25,370,000              24,904,000

OTHER INTANGIBLE ASSETS,
     net of accumulated amortization
     of $10,311,000 and $6,466,000 (Note 4)                              18,221,000              21,674,000

OTHER:

     Deposits                                                             1,692,000               1,659,000
     Investments (Note 5)                                                 2,419,000                      --
     Other assets                                                           149,000                 400,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                        4,260,000               2,059,000

------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $ 107,385,000           $ 113,795,000
------------------------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                        eGLOBE, INC.
                                                                                                         CONSOLIDATED BALANCE SHEETS
                                                                               AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                           JUNE 30, 2000             DECEMBER 31,
                                                                            (UNAUDITED)                  1999
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES, MINORITY INTEREST, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:

Current:
     Accounts payable (Note 6)                                           $  46,153,000          $   41,558,000
     Accrued expenses                                                       12,982,000              10,992,000
     Income taxes payable                                                      422,000                 560,000
     Notes payable and current maturities of long-
     term debt (Note 7)                                                      7,743,000               7,868,000
     Notes payable and current maturities of long-
     term debt-related parties (Note 8)                                      6,281,000               4,676,000
     Deferred revenue                                                          983,000               1,331,000
     Other liabilities                                                       1,329,000                 797,000

------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   75,893,000              67,782,000
ACCOUNTS PAYABLE - LONG-TERM                                                        --               1,000,000
LONG-TERM DEBT, net of current maturities (Note 7)                           2,351,000               5,194,000
LONG-TERM DEBT - RELATED PARTIES, net of current
     maturities (Note 8)                                                     9,267,000               8,301,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           87,511,000              82,277,000
------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST  (Note 4)                                                         --               2,800,000
REDEEMABLE STOCK (Notes 9 and 11)                                           23,255,000                 700,000
STOCKHOLDERS' EQUITY (DEFICIT) :
     Preferred stock, all series, $.001 par value,
     10,000,000 and 5,000,000 shares
     authorized, 250,000 and 1,927,791 shares
     outstanding                                                                 1,000                   2,000
     Common stock, $.001 par value, 200,000,000
     shares authorized, 90,905,990 and 69,580,604
     shares outstanding                                                         91,000                  70,000
     Stock to be issued                                                      1,372,000               2,624,000
     Notes receivable (Note 9)                                              (1,369,000)             (1,210,000)
     Additional paid-in capital                                            126,010,000             106,718,000
     Accumulated deficit                                                  (130,327,000)            (80,682,000)
     Accumulated other comprehensive income                                    841,000                 496,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (3,381,000)             28,018,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST, REDEEMABLE

     STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 107,385,000            $113,795,000
------------------------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                        eGLOBE, INC.
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS               THREE MONTHS
                                                                         ENDED                        ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                         2000                         1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUE (Notes 2 and 12)                                                $29,954,000               $ 35,923,000
COST OF REVENUE                                                          26,953,000                 34,981,000
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              3,001,000                    942,000
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Selling, general and administrative, exclusive
        of $2.5 million and $0.043 million reported below
        of compensation related to stock options and acquisitions        13,780,000                  7,574,000
    Compensation related to stock
        options (Note 9)                                                  2,544,000                         --
    Deferred compensation related to
        acquisitions (Note 4)                                                    --                     43,000
    Depreciation and amortization                                         2,933,000                  1,440,000
    Amortization of goodwill and other intangible assets                  2,864,000                  1,044,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                 22,121,000                 10,101,000
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                   (19,120,000)                 (9,159,000)
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

      Interest expense                                                  (1,712,000)                 (3,214,000)
      Interest income                                                        91,000                    291,000
      Other income                                                           52,000                          --
      Other expense                                                        (71,000)                    (33,000)
      Loss on i1.com investment (Note 5)                                  (580,000)                          --
      Loss on Unitel investment (Note 5)                                  (131,000)                          --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                     (2,351,000)                 (2,956,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                               (21,471,000)                (12,115,000)
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (Notes 9, 10 and 11)                          (6,479,000)                   (617,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                          $(27,950,000)               $(12,732,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (BASIC AND DILUTED)(Note 10)                         $    (0.32)                 $    (0.21)
------------------------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                        eGLOBE, INC.
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                 SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      SIX MONTHS                   SIX MONTHS
                                                                         ENDED                        ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                         2000                         1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUE (Notes 2 and 12)                                               $ 65,041,000               $ 80,115,000
COST OF REVENUE                                                          59,372,000                 77,056,000
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              5,669,000                  3,059,000
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Selling,  general  and  administrative,  exclusive  of $8.4 million,  $1.4 million and $0.9 million reported below of
      compensation related to stock options and acquisitions             29,257,000                 13,720,000
     Compensation related to stock
        options (Note 9)                                                  8,439,000                         --
     Deferred compensation related to
        acquisitions (Note 4)                                             1,438,000                    962,000
     Depreciation and amortization                                        6,141,000                  2,832,000
     Amortization of goodwill and other intangible assets                 5,740,000                  1,599,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                 51,015,000                 19,113,000
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                   (45,346,000)                (16,054,000)
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
      Interest expense                                                   (3,731,000)                 (4,083,000)
      Interest income                                                       179,000                    531,000
      Other income                                                           89,000                          --
      Other expense                                                         (72,000)
      Loss on i1.com investment (Note 5)                                   (580,000)                         --
      Loss on Unitel investment (Note 5)                                   (183,000)                         --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                      (4,298,000)                 (3,593,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                (49,644,000)                (19,647,000)
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (Notes 9,10 and 11)                           (16,703,000)                 (4,329,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $(66,347,000)               $(23,976,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (BASIC AND DILUTED)(Note 10)                         $    (0.78)                 $    (0.41)
------------------------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                        eGLOBE, INC.
                                                                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                                               THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          THREE MONTHS            THREE MONTHS
                                                                                              ENDED                  ENDED
                                                                                            JUNE 30,                JUNE 30,
                                                                                              2000                    1999
                                                                               ----------------------------------------------------
NET LOSS                                                                                     $(21,471,000)         $(12,115,000)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                           53,000               171,000
                                                                               ----------------------------------------------------
COMPREHENSIVE NET LOSS                                                                      $ (21,418,000)         $(11,944,000)
                                                                               ----------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                        eGLOBE, INC.
                                                                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                                                 SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           SIX MONTHS           SIX MONTHS
                                                                                              ENDED               ENDED
                                                                                            JUNE 30,             JUNE 30,
                                                                                              2000                 1999
                                                                               ----------------------------------------------------
NET LOSS                                                                                     $(49,644,000)      $(19,647,000)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                          345,000            262,000
                                                                               ----------------------------------------------------
COMPREHENSIVE NET LOSS                                                                      $ (49,299,000)      $(19,385,000)
                                                                               ----------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                        eGLOBE, INC.
                                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           SIX MONTHS         SIX MONTHS
                                                                              ENDED             ENDED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          JUNE 30, 2000     JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                                 $(49,644,000)   $(19,647,000)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                          11,881,000       4,431,000
      Provision for bad debts                                                 3,483,000         471,000
      Non-cash interest expense                                                      --         202,000
      Minority interests in loss                                                (64,000)             --
      Loss on Investments                                                       763,000              --
      Issuance of options and warrants for services                           1,594,000          19,000
      Issuance of common stock for services                                      34,000              --
      Deferred compensation costs related to acquisitions                     1,438,000         962,000
      Compensation costs related to stock options                             8,439,000              --
      Amortization of warrant value for services                               945,000               --
      Value of penalty warrants to be issued (Note 4)                          650,000               --
      Amortization of debt discounts                                          1,563,000       3,020,000
      Changes in operating assets and liabilities (net of
      changes from acquisitions):
      Accounts receivable                                                    (4,239,000)     (7,732,000)
      Other receivables                                                         608,000        (665,000)
         Prepaid expenses                                                      (843,000)       (359,000)
         Other current assets                                                   309,000        (759,000)
         Other assets                                                           286,000          76,000
         Accounts payable                                                     3,595,000       6,510,000
         Income taxes payable                                                  (138,000)       (595,000)
         Accrued expenses                                                     2,335,000        (734,000)
         Deferred revenue                                                      (348,000)       (100,000)
         Other liabilities                                                      532,000         333,000
------------------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                           (16,821,000)    (14,567,000)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (791,000)    (10,588,000)
  Purchase of intangibles                                                      (137,000)             --
  Net sales (purchases) of short-term investments                            (1,550,000)      7,717,000
  Acquisition of companies, net of cash acquired (Note 4)                            --      (1,641,000)
  (Increase) decrease in restricted cash                                        105,000          (2,000)
  Other assets                                                                  (33,000)       (159,000)
------------------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                            (2,406,000)     (4,673,000)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from notes payable (Note 7)                                               --         500,000
  Proceeds from notes payable-related parties (Note 8)                          692,000       7,000,000
  Proceeds from issuance of preferred stock                                  19,525,000      10,000,000
  Stock issuance costs                                                       (1,114,000)       (704,000)
  Proceeds from exercise of warrants (Note 9)                                   755,000              --
  Proceeds from capital leases                                                       --       3,749,000
  Proceeds from exercise of options (Note 9)                                  1,912,000              --
  Deferred financing and acquisition costs                                           --         (87,000)
  Payments on capital leases                                                   (754,000)       (395,000)
  Payments on notes payable (Note 7)                                         (2,714,000)       (230,000)
  Payments on notes payable - related parties (Note 8)                         (684,000)       (100,000)
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                        17,618,000      19,733,000
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (1,609,000)        493,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,659,000       4,031,000
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 1,050,000      $4,524,000
------------------------------------------------------------------------------------------------------------------------------------

See Note 13 for  Supplemental  Information  to  Consolidated  Statements of Cash
Flows.
See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

--------------------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of eGlobe, Inc. and its wholly owned subsidiaries ("the Company") and have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The Company's independent auditors have not completed their review of the accompanying consolidated financial statements presented herein as required under Rule 10-01(d) of Regulation S-X. Pursuant to Rule 10-01 of Regulation S-X, these consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included consisting only of normal recurring accruals. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The consolidated financial statements of the Company for the three and six months ended June 30, 2000 and June 30, 1999 have been restated to give retroactive effect to the merger with Trans Global Communications, Inc. ("Trans Global") effective March 23, 2000, which has been accounted for using the pooling of interests method of accounting. As a result, the financial position, results of operations, and cash flows are presented as if the combining companies had been consolidated for all periods presented. Trans Global is a leading provider of international voice and data services to carriers in several markets around the world.

It is suggested that these consolidated financial statements be read in conjunction with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission on May 22, 2000. See Note 2 for further information.

The Company completed the following acquisitions in 1999 that were accounted for under the purchase method of accounting. In February 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), a provider of card-based telecommunications services. In June 1999, the Company, through its newly formed subsidiary, Vogo Networks, LLC ("Vogo"), purchased substantially all of the assets and assumed certain liabilities of Connectsoft Communications Corporation and Connectsoft Holdings, Corp. (collectively "Connectsoft"), which developed and continues to enhance a server based communication system that integrates various forms of messaging, Internet and web content, personal services, and provides telephone access to Internet content (including email and e-commerce functions). In July 1999, the Company completed the acquisition of Swiftcall Equipment and Services (USA) Inc., ("Swiftcall"), a telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall. Effective August 1, 1999, the Company assumed operational control of Highpoint International Telecom, Inc. and certain
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

assets and operations of Highpoint Carrier Services, Inc. and Vitacom, Inc. (collectively "Highpoint"). The three entities were majority owned subsidiaries of Highpoint Telecommunications Inc. ("HGP"), a publicly traded company on the Canadian Venture Exchange. On October 14, 1999, substantially all of the operating assets of Highpoint were transferred to iGlobe, Inc. ("iGlobe"), a newly formed subsidiary of HGP, and the Company concurrently acquired all of the issued and outstanding common stock of iGlobe. iGlobe possesses an infrastructure supplying Internet Protocol ("IP") services, particularly voice over IP, throughout Latin America. In September 1999, the Company, acting through a newly formed subsidiary, acquired control of Oasis Reservations Services, Inc. ("ORS"), a Miami based transaction support services and call center to the travel industry, from its sole stockholder, Outsourced Automated Services and Integrated Solutions, Inc. ("Oasis"). The Company and Oasis formed eGlobe/Oasis Reservations LLC ("LLC") which is responsible for conducting ORS' operations. The Company managed and controlled the operations of the LLC and accordingly included the LLC in its consolidated financial statements. Effective May 12, 2000, the Company became the sole member of the LLC. In December 1999, the Company completed the acquisition of Coast International, Inc. ("Coast"), a provider of enhanced long-distance interactive voice and internet services. See Notes 4, 7, 8 and 9 for further discussion.

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

The Company invested in i1.com, an e-commerce, network transaction company that was founded by the Company and a former IDX executive. It is accounted for as an equity investment in the consolidated financial statements of the Company since the Company does not have a "controlling financial interest" in i1.com. See Note 5 for further discussion.

The Company has an investment in Unitel, a company functioning as a communications carrier of PSTN traffic including voice, data and Internet. It is accounted for as an equity investment in the consolidated financial statements of the Company since the Company does not have a "controlling financial interest" in Unitel. See Note 5 for further discussion.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

In December 1999, the U.S Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements" ("SAB" 101), which clarifies the SEC's views on revenue recognition. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, SAB 101's adoption will not have a material impact on the Company's financial condition, results of operations or cash flows.

In March 2000, the FASB issued Emerging Issues Task Force Issue No 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2000.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998, or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

NOTE 2 - MERGER WITH TRANS GLOBAL
--------------------------------------------------------------------------------

Pursuant to an Agreement and Plan of Merger entered into on December 16, 1999, and effective March 23, 2000, a wholly-owned subsidiary of eGlobe merged with and into Trans Global, with Trans Global continuing as the surviving corporation and becoming a wholly-owned subsidiary of eGlobe (the "Merger"). The Merger provided for the issuance of 40,000,000 shares of the eGlobe common stock in exchange for all of the outstanding common stock of Trans Global. The Merger has been accounted for as a pooling of interests. In addition, eGlobe issued
2,000,000 shares of its common stock into escrow to cover its potential indemnification obligations under the Merger agreement.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

Revenue, net loss, net loss attributable to common stockholders, and net loss per share of eGlobe and Trans Global as consolidated for the periods presented are as follows:


                                                                                   (UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,

                                                                      ---------------------------------------------
                                                                       2000                              1999
                                                                                                        RESTATED
                                                                      ---------------------------------------------
Revenue:
          eGlobe                                                      $  12,083,000                 $    9,116,000
          Trans Global                                                   19,581,000                     26,807,000
          Elimination of intercompany revenue                           (1,710,000)                             --
                                                                     ---------------------------------------------
          eGlobe, consolidated                                       $   29,954,000                $    35,923,000
                                                                     =============================================
Net loss:
          eGlobe                                                     $ (20,106,000)                $  (11,248,000)
          Trans Global                                                  (1,365,000)                      (867,000)
                                                                     ---------------------------------------------
          eGlobe, consolidated                                       $ (21,471,000)                $  (12,115,000)
                                                                     =============================================

Net loss attributable to common stockholders:

          eGlobe                                                     $ (26,585,000)                  $(11,865,000)
          Trans Global                                                  (1,365,000)                      (867,000)

                                                                     ---------------------------------------------
          eGlobe, consolidated                                       $ (27,950,000)                  $(12,732,000)
                                                                     =============================================

Net loss per share (basic and diluted)
          As previously reported                                     $          --                     $    (0.60)
          eGlobe, consolidated                                       $       (0.32)                    $    (0.21)
                                                                     =============================================


                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


                                                                                         (UNAUDITED)
                                                                                      SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                     ----------------------------------------------

                                                                          2000                           1999
                                                                                                       RESTATED
                                                                     ----------------------------------------------
Revenue:
          eGlobe                                                     $   25,840,000                $    17,501,000
          Trans Global                                                   43,057,000                     62,614,000
          Elimination of intercompany revenue                           (3,856,000)                             --
                                                                     ----------------------------------------------
          eGlobe, consolidated                                       $   65,041,000                $    80,115,000
                                                                     ==============================================
Net loss:
          eGlobe                                                     $ (46,438,000)                $   (18,750,000)
          Trans Global                                                  (3,206,000)                       (897,000)
                                                                     ----------------------------------------------
          eGlobe, consolidated                                       $ (49,644,000)                $   (19,647,000)
                                                                     ==============================================


Net loss attributable to common stockholders:

          eGlobe                                                     $ (63,141,000)                $  (23,079,000)
          Trans Global                                                  (3,206,000)                      (897,000)
                                                                     -----------------------------------------------
          eGlobe, consolidated                                       $ (66,347,000)                $  (23,976,000)
                                                                     ===============================================

Net loss per share (basic and diluted)
          As previously reported                                     $          --                 $        (1.22)
          eGlobe, consolidated                                       $       (0.78)                $        (0.41)
                                                                     ===============================================



                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 3 - MANAGEMENT'S PLAN

--------------------------------------------------------------------------------

As of June 30, 2000, the Company had a net working capital deficiency of $53.2 million. This net working capital deficiency resulted principally from a loss from operations of $45.3 million (including deferred compensation, depreciation, amortization and other non-cash charges which totaled $21.7 million for the six months ended June 30, 2000). Also contributing to the working capital deficiency were $7.7 million in notes payable and current maturities of long-term debt, $6.3 million in notes payable and current maturities of long-term debt due to related parties, and $61.9 million in accounts payable, accrued expenses, other liabilities and deferred revenue. Accounts payable includes approximately $10.5 million of payables which are being renegotiated with AT&T. The current maturities of $7.7 million consists of $3.3 million primarily related to acquisition/merger debt and $4.4 million related to capital lease payments due over the one year period ending June 30, 2001. The current maturities of $9.2 million due to related parties, net of unamortized discount of $2.9 million, consists term payments of $3.9 million, net of unamortized discount of $2.9 million, due to EXTL Investors, the Company's third largest stockholder, notes payable of $3.3 million due to an affiliate of EXTL Investors and a note payable of $2.0 million due to an affiliate of i1.com. As disclosed in Notes 6,7 and 8 certain of these payments are I arrears on June 30,2000.

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

Thus far in 2000, the Company has met its cash requirements from (1) proceeds from the exercise of options and warrants of $2.7 million, primarily as a result of the improvement in the Company's stock price during the month of January 2000 and as sustained through the end of the first quarter, (2) proceeds of $0.5 million from the sale of Series N Convertible Preferred Stock ("Series N Preferred"), (3) proceeds of $15.0 million from the sale of Series P Redeemable Convertible Preferred Stock ("Series P Preferred") and (4) proceeds of $4.0 million from the sale of Series Q Redeemable Convertible Preferred Stock ("Series Q Preferred). These capital transactions are discussed in Notes 7 and 9.

If the Company meets its projections for reaching breakeven on an operating cash basis during the third quarter of 2000, the Company will still have additional capital requirements through June 2001 of up to $43.1 million. The Company will need to fund pre-existing liabilities and note payable obligations and the purchase of capital equipment.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

The Company will receive $6.0 million in proceeds from the sale of additional shares of Series Q Preferred Stock immediately upon the effectiveness of the registration of the common stock underlying this preferred stock. The Company anticipates that the additional capital needed will come from a combination of financings that could consist of debt, private equity, a public follow-on offering, or a line of credit facility during the twelve-month period from July 2000 through June 2001. There is the possibility that the amount of financing required could be diminished by secured equipment-based financings.

In addition to the firm commitment discussed previously, the Company is proceeding with other financing opportunities, which have not been finalized. The Company has a variety of opportunities in both the debt and equity markets to raise the necessary funds, which it needs to achieve its growth plan through the end of the quarter ended June 30, 2001.

The Company anticipates that increased sales in the international market with higher margins will reduce its net working capital deficiency and contribute to its funding requirements through the second quarter of 2001.

On December 14, 1999, Trans Global entered into a letter agreement with AT&T, Trans Global's largest supplier at that time, regarding the payment of various past due 1999 switch and circuit costs. Pursuant to that agreement, Trans Global agreed to pay AT&T approximately $13.8 million in consecutive monthly installments at 9% interest through January 1, 2001. The payable is secured by certain assets of Trans Global. As of June 30, 2000, the remaining balance due to AT&T was $10.5 million. Trans Global, as of August 11, 2000, has not paid $5.5 million of scheduled payments that were due in April, May, and June 2000. In addition, approximately $3.8 million of payables for current usage are in arrears. Trans Global is currently in discussions with AT&T regarding alternative arrangements for settlement of the outstanding obligations, and believes that conclusion of an arrangement that is not materially adverse to the immediate or long-term future operations of the Company, is possible. There can be no assurance that Trans Global will be able to satisfactorily resolve this matter. Should this not be resolved and should AT&T take action to take possession of the assets held as security, Trans Global believes that business will not be adversely impacted. There is no guarantee that Trans Global and therefore the Company will not have its operations affected adversely should a satisfactory resolution between the parties not be reached.

The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. See Note 11 for further discussion.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS

As discussed previously, the Company acquired IDX and UCI in December 1998 and Telekey, Connectsoft, Swiftcall, iGlobe, ORS and Coast in 1999. The results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. These acquisitions were accounted for using the purchase method of accounting. There are certain contingent purchase elements in some of these acquisitions as discussed below.

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

At the acquisition date, the stockholders of IDX originally received preferred stock and warrants which were ultimately convertible into common stock subject to IDX meeting certain performance objectives. These stockholders in turn granted preferred stock and warrants, each of which were convertible into a maximum of 240,000 shares of the Company's common stock, to certain employees. The stock grants were performance based and were adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares and/or warrants (if and when) issued were converted into common stock. In December 1999, the IDX stockholders agreed not to issue preferred stock and warrants to the employees or other parties. In exchange, the Company agreed to issue eGlobe options to these employees and others related to IDX. The options have an exercise price of $1.20 and a three-year term. The options vested 75% at March 31, 2000 and the other 25% will vest on an accelerated basis if IDX meets its earn out or in three years if it does not. These options were granted in the first quarter of 2000. The increase in market price of the underlying common stock granted by the IDX stockholders to certain employees resulted in a charge to income of $0.1 million for the three months ended June 30, 1999 and $1.3 million and $0.4 million for the six months ended June 30, 2000 and 1999, respectively. See Note 9 for further discussion.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

TELEKEY

As part of the purchase consideration, stockholders of Telekey received 1,010,000 shares of Series F Preferred Stock which were converted into common stock on January 3, 2000. In addition, under the original purchase agreement, the stockholders were to receive at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred Stock two years from the date of closing subject to Telekey meeting certain revenue and EBITDA objectives. The value of $979,000 for the minimum 505,000 shares of Series F Preferred Stock to be issued was included in the purchase consideration. These stockholders in turn agreed to grant upon conversion of the Series F Preferred Stock a total of 240,000 shares of the Company's common stock to certain Telekey employees. Of this total, 60,000 shares were to be issued only if Telekey met certain performance objectives. As of June 30, 2000 and 1999, the value of the underlying non-contingent 180,000 shares of common stock granted by the Telekey stockholders to certain employees resulted in a charge to income of $0.1 million and $0.5 million, respectively. The stock grants were performance based and were to be adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares were issued to the employees. As the Telekey stockholders converted their shares of Series F Preferred Stock on January 3, 2000, no additional compensation expense will be recorded for the 120,000 shares Issued by the Telekey stockholders at this date.

The remaining 60,000 non-contingent shares plus an additional 30,000 contingent shares were issued to employees in May 2000 pursuant to the restructuring agreement discussed below. A charge to income for the three and six months ended June 30, 2000 for the incremental value of the underlying 90,000 shares of common stock was insignificant.

In May 2000, the Company reached a final agreement with the former stockholders of Telekey which restructured certain terms of the original purchase agreement. This new agreement allowed the Company to integrate the Telekey operations, (prior to this time, Telekey's operations had to be kept separate in order to determine whether the earn-out criteria would be met) to improve the synergies and technological advancements realized from the merger and to allow for a change to the general management team of Telekey. The Company issued 757,500 shares of common stock, of which the value of 505,000 shares was included in the initial purchase consideration, in return for an acceleration of the original earn-out provisions as well as the termination dates of certain employment agreements. The issuance of these shares represented consideration for the earnings contingency under the original purchase agreement as such, goodwill was increased by approximately $1.0 million for the additional 252,500 shares of common stock.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

iGLOBE

The initial preliminary purchase price allocation reflected in the consolidated financial statements as of December 31, 1999 included goodwill of $1.8 million and acquired intangibles of $2.4 million related to a customer base, licenses and operating agreements, a sales agreement and an assembled workforce. During the six months ended June 30, 2000, based on further management review, $0.7 million and $0.3 million were reclassified from goodwill to intangibles and fixed assets, respectively and $1.0 million was reclassified from fixed assets to investments (see Note 5 for further discussion of Investment in Unitel). The consolidated financial statements of the company as of June 30, 2000 reflect the final allocation of the purchase price based on the completion of the management review. On April 17, 2000, the Company renegotiated certain elements of the iGlobe purchase agreement as discussed in Note 9.

ORS

The LLC was initially funded by contributions effected by the members under a contribution agreement. Oasis contributed all the outstanding shares of ORS valued at approximately $2.3 million and the Company contributed 1.5 million shares of its common stock valued at $3.0 million on the date of issuance and warrants to purchase additional shares of its common stock to the LLC.

The warrants are exercisable at a price of $.001 per share for the shares of common stock as discussed below:

(a) Shares equal to the difference between $3.0 million and the value of the Company's 1.5 million share contribution on the date that the shares of common stock (including the shares underlying the warrants) contributed to the LLC are registered with the SEC if the value of the
         1.5 million shares on that date is less than $3.0 million;

(b) Shares equal to $100,000 of the Company's common stock for each 30-day period beyond 90 days following the date of contribution that the shares of the Company's common stock (including the shares underlying the warrants) contributed to the LLC remain unregistered (as of August 20, 2000, shares equal to $800,000 are issuable upon registration under the warrant);

(c) 204,909 shares valued at $ 2.0 million became issuable January 31,,2000 based on ORS meeting certain defined performance objectives;

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

(d) Shares based upon (1) ORS achieving certain revenue and EBITDA targets, and (2) the Company's share price at the date of registration of the shares for this transaction. Under certain circumstances, these shares may be equal to the greater of (A) 50% of the incremental revenue for the Second Measurement Period (as defined in the agreements) over $9.0 million or (B) four times the incremental Adjusted EBITDA (as defined in the agreements) for the Second Measurement Period over $1.0 million provided, however, that such number of shares shall not exceed the greater of; (i) 1,000,000 shares of the Company's common stock or (ii) that the number of shares of the Company's common stock determined by dividing $8.0 million by the Second Measurement Period Date Market Value (as defined in the agreements); and provided further, that if the basis for issuance of such shares is incremental revenue over $9.0 million then EBITDA for the Second Measurement Period must be at least $1.0 million for the revenue between $9.0 million and $12.0 million or at least $1.5 million for revenue above $12.0 million. In addition, the warrant holder may receive 0.5 million shares of the Company's common stock if the revenue for the Second Measurement Period is equal to or greater than $37.0 million and the Adjusted EBITDA for the Second Measurement Period is equal to or greater than $5.0 million.


On May 12, 2000, Oasis exercised its option to exchange its interest in the LLC for the Company's common stock and warrants held by the LLC. The LLC recorded the excess of the carrying value of the Company's securities of $5.1 million over the current fair value of the ORS stock as additional goodwill of $2.4 million. As a result of this exchange, the Company now owns 100% of the LLC.

The remaining contingent consideration is based on ORS meeting defined levels of performance objectives as discussed earlier and is issuable at a future measurement date. As the contingent consideration is based on an earnings contingency, it will be recorded as a purchase price adjustment at the time that the contingency is resolved.

COAST

The consolidated financial statements of the Company as of June 30, 2000 reflect the final allocation of the purchase price based on management's review and final third party appraisals. The purchase price allocation resulted in goodwill of $14.3 million and intangibles of $3.2 million related to the value of certain distribution networks, certain long distance infrastructure, internally developed software and assembled and trained workforce.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 5 - INVESTMENTS

--------------------------------------------------------------------------------

INVESTMENT IN I1.COM

The Company's investment in i1.com is accounted for under the equity method. i1.com was founded by the Company and a former IDX executive, and is a distribution network of e-commerce applications that allows small and medium-sized businesses to transact business over the Internet. Initially the Company received a 75% ownership interest in i1.com in exchange for providing i1.com access to the Company's IP-based network infrastructure. As of June 30, 2000, the Company retained a 35% ownership interest with a carrying value of $1.4 million. The Company was also awarded 500,000 warrants at a price of $2.50 per share in exchange for the Company surrendering a technology right which i1.com originally granted to the Company. See Note 8 for further discussion.

INVESTMENT IN UNITEL

The Company has an investment in Unitel, a Guatemalan company functioning as a communications carrier of PSTN traffic including voice, data, and Internet. The investment is accounted for under the equity method. As of June 30, 2000, the carrying value of the investment is $1.0 million. See Note 4 for further discussion.

NOTE 6 - COLLATERALIZED ACCOUNTS PAYABLE
--------------------------------------------------------------------------------

As of June 30, 2000, Trans Global has secured accounts payable with AT&T Corp. ("AT&T") for approximately $10.5 million. The agreement is collateralized by certain fixed assets of Trans Global's with a net book value of $8.5 million at June 30, 2000. Since April 2,2000, Trans Global has been in arrears on its scheduled payments to AT&T and is currently in negotiations with AT&T to restructure this payable. See Note 3 for further discussion.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT
--------------------------------------------------------------------------------

At June 30, 2000 and December 31, 1999, notes payable and long-term debt consisted of the following:


                                                                              JUNE 30,
                                                                                2000                    DECEMBER 31,
                                                                             (UNAUDITED)                    1999
-----------------------------------------------------------------------------------------------------------------------
8% unsecured promissory note for acquisition of UCI (1)                       $ 500,000                $ 500,000

8% mortgage note,  payable monthly,  including interest through March 2010, with an April 2010 balloon payment; secured by deed of trust on the related land
   and building                                                                 295,000                  299,000
Promissory note of Telekey payable to a
   telcommunications company (2)                                                 75,000                  454,000

Promissory note due to seller of iGlobe (3)                                   1,129,000                1,831,000

Promissory note due to seller of ORS (4)                                        395,000                  451,000

Promissory note secured by certain equipment (5)                              2,203,000                2,720,000

Certain promissory notes to an investor and for certain
   acquisitions, repaid in January and February 2000                                 --                1,057,000

Capitalized lease obligations (6)                                             5,497,000                5,750,000
-----------------------------------------------------------------------------------------------------------------------
Total                                                                        10,094,000               13,062,000
Less current maturities                                                       7,743,000                7,868,000
-----------------------------------------------------------------------------------------------------------------------
Total notes payable and long-term debt                                       $2,351,000               $5,194,000
-----------------------------------------------------------------------------------------------------------------------

(1) In connection with the UCI acquisition, the Company issued a $0.5 million unsecured promissory note with8% interest payable monthly due no later than September 30, 2000.

(2) Telekey has an outstanding promissory note issued in the original amount of $454,000 bearing interest, payable quarterly at 10% with principal due on December 31, 2000. The note is secured by certain assets of the previous stockholders of Telekey.

(3) In connection with the acquisition of iGlobe, HGP financed working capital for iGlobe through the closing date for which the Company issued an unsecured note payable for approximately $1.8 million which was subject to adjustment. The outstanding past due balance bears interest at 15% per annum. As of June 30, 2000, the Company has repaid $713,000 of the note. The remaining balance of the note was due on June 1, 2000, and the parties are currently negotiating payment terms on the remaining balance.

(4) The note payable to Oasis bears interest at 7% and principal and interest are due in six equal quarterly installments beginning November 30, 1999. The Company guaranteed ORS' obligations under this loan and granted the seller a security interest in its ownership interest in the LLC. As of June 30, 2000, $75,000 in debt payments was in arrears.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------



(5) Effective June 11, 1999, Trans Global entered into a financing agreement for a total of $3.3 million secured by certain switch hardware and software. The note is payable in 36 consecutive monthly installments of approximately $105,000 (principal and interest) at a fixed interest rate of 8.88%.

(6) The Company is committed under various capital leases for certain property and equipment. These leases are for terms of 18 months to 36 months and bear interest ranging from 8.5% to 28.0%. Accumulated depreciation on equipment held under capital leases was $1,936,000 and $1,395,000 at June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, $466,000 in debt payments was in arrears.

NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT - RELATED PARTIES
--------------------------------------------------------------------------------

As of June 30, 2000 and December 31, 1999, notes payable and long-term debt with related parties consisted of the following:

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                                           June 30,
                                                                             2000              December 31,
                                                                        (   unaudited)             1999
-----------------------------------------------------------------------------------------------------------------------------
Accounts receivable revolving credit note (1)                              $ 1,750,000        $ 1,058,000

Secured notes, net of unamortized discount of
     $5,702,000 and $7,128,000 (1)                                           8,548,000          7,806,000


Promissory note of Coast (2)                                                 3,000,000          3,000,000

Promissory note of Coast (2)                                                   250,000            250,000

Promissory note to i1.com (3)                                                2,000,000                 --

Promissory note payable to a stockholder, net of
  unamortized discount of $0 and $137,000 (4)                                       --            863,000
-----------------------------------------------------------------------------------------------------------------------------
Total, net of unamortized discount of $ 5,702,000 and
      $7,265,000                                                            15,548,000         12,977,000
Less current maturities, net of unamortized discount of
      $2,851,000 and $2,988,000                                              6,281,000          4,676,000
-----------------------------------------------------------------------------------------------------------------------------
Total long-term debt, net of unamortized discount
     of  $2,851,000 and $4,277,000                                         $ 9,267,000         $8,301,000
-----------------------------------------------------------------------------------------------------------------------------


                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

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

         Also, under the Agreement, EXTL agreed to make advances to the Company under a 5% Accounts Receivable Revolving Credit Note ("Revolver") for an amount up to the lesser of (1) 50% of eligible receivables (as defined) or (2) the aggregate amount of principal that has been repaid to date ($1,750,000 as of June 30, 2000). Interest payments are due monthly with the unpaid principal and interest on the Revolver due on the earliest to occur of (i) June 30, 2002, or (ii) the date of closing of a Qualified Offering as defined above.

         In August 1999, the Company and EXTL agreed to exchange $4.0 million of the Notes for 40 shares of Series J Cumulative Convertible Preferred Stock ("Series J Preferred"). The excess of the fair value of the Series J Preferred Stock of $4.0 million over the carrying value of the Notes (net of the unamortized discount of approximately $1.9 million) of $2.1 million was recorded as an extraordinary loss of $2.1 million on early retirement of debt. As a result of this agreement, the $4.0 million is not subject to redraw under the Revolver.

         These Notes and Revolver are secured by substantially all of the Company's existing unencumbered operating assets and the Company's accounts receivable although the Company can pursue certain additional permitted financing, including equipment and facilities financing, for certain capital expenditures. The Agreement contains certain debt covenants and restrictions by and on the Company, as defined. The Company was in arrears on scheduled principal payments under this debt facility as of June 30, 2000 for which it received a waiver from EXTL through July 1, 2001. In addition, the
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

         Company was in default under certain of its other debt agreements as a result of non-payments of scheduled payments at June 30, 2000 and obtained a waiver through July 1, , 2000 from EXTL.

         In April 2000, the Agreement was amended and EXTL consented to the Company's (1) assumption of the Coast notes payable, (2) guarantee of these Coast notes and (3) the granting of a security interest in the assets currently securing the Notes as well as the Coast assets to the Coast note holder.

(2) Coast has two outstanding unsecured promissory notes with an affiliate of EXTL for $3.0 million and $250,000, bearing interest at an 11% rate. Interest on both notes is payable monthly with the principal due July 1, 2000 and November 29, 2000, respectively. In April 2000, the agreement was amended and the note holder consented to permit Coast to guarantee the EXTL Notes and Revolver and to secure such guarantee, and revise the debt covenants to be consistent with those in the EXTL Notes. The Company agreed to guarantee these notes and granted a security interest in the assets securing the EXTL Notes as well as the Coast assets to the Coast note holder. The Company obtained a waiver from EXTL through July 1, 2000 for the $3.3 million debt payments in arrears as of June 30, 2000 see (1) above.

(3) The Company has an outstanding 6% unsecured note with affiliate i1.com for $2.0 million, which matures on February 1, 2001. The note was used to purchase 800,000 shares of i1.com's Class B stock. See Note 5 for further discussion of this investment.

(4) The Company had an outstanding 14% unsecured $1.0 million note with an existing stockholder. The lender had the option to exchange the principal of the note (up to a maximum amount of $750,000) for: (1) shares of common stock of the Company at a price per share of $1.56 and
         (2) warrants to purchase shares of common stock of the Company at a price of $1.00 (60,000 shares per $250,000 of debt exchanged). On April 17, 2000, this note was exchanged for 543,270 shares of common stock and warrants to purchase 180,000 shares of common stock, with an exercise price of $1.00 per share. The additional $250,000 of loan principal converted at a rate of $4.00 per share, the closing price of the Company's common stock on the date of the transaction. On July 19, 2000, the Company issued an additional 37,500 shares of common stock to reflect an agreed adjustment to the original conversion price for the $250,000 of the additional loan principal converted to stock. The value of these shares of 37,500 was recorded as additional interest expense in 2000.

 NOTE 9 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

PREFERRED STOCK

The following is a summary of the Company's series of Preferred Stock and the amounts authorized and outstanding as of June 30, 2000 and December 31, 1999. See Note 11 for further discussion of redeemable preferred stock.

8% Series D Cumulative Convertible Preferred Stock, 0 and 125 shares authorized, 0 and 35 shares, respectively, issued and outstanding ($3.5 million aggregate liquidation preference) (converted in January 2000 into 2,537,500 shares of common stock, including payment of dividends) (Series eliminated in February
2000).

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

8% Series E Cumulative Convertible Redeemable Preferred Stock, 125 shares authorized, 0 and 50 shares, respectively, issued and outstanding (converted on January 31, 2000 into 2,352,941 shares of common stock).

Series F Convertible Preferred Stock, 2,020,000 shares authorized, 0 and 1,010,000 shares, respectively, issued and outstanding (converted on January 3, 2000 into 1,209,584 shares of common stock) (Series eliminated in July 2000) (See Note 4).

Series H Convertible Preferred Stock, 0 and 500,000 shares authorized, 0 and 500,000 shares, respectively, issued and outstanding (converted on January 31, 2000 into 3,262,500 shares of common stock) (Series eliminated in February
2000).

Series I Convertible Optional Redemption Preferred Stock, 400,000 shares authorized, 250,000 and 400,000 shares, respectively, issued and outstanding (150,000 shares plus the 8% premium converted on February 14, 2000 into 166,304 shares of common stock) (Series eliminated in July 2000).

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

20% Series M Convertible Preferred Stock, 1 share authorized, 0 and 1 share, respectively, issued and outstanding ($9.0 million aggregate liquidation preference) (converted on April 17, 2000 into 3,773,584 shares of common stock) (Series eliminated in July 2000).

8% Series N Cumulative Convertible Preferred Stock, 0 and 20,000 shares authorized, 0 and 1,535 shares, respectively, issued and outstanding ($1.5 million liquidation preference) (converted during January 2000 into 530,656 shares of common stock) (Series eliminated in February 2000).

Series O Convertible Preferred Stock, 16,100 shares authorized, 0 and 16,100 shares, respectively, issued and outstanding ($16.0 million aggregate liquidation preference) (converted on April 30, 2000 into 3,220,000 shares of common stock).

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------



The following is a detailed discussion of certain series of preferred stock outstanding during the six months ended June 30, 2000.

SERIES I CONVERTIBLE PREFERRED STOCK

On February 14, 2000, 150,000 shares of the Series I Preferred Stock plus the 8% accrued premium automatically converted into 166,304 shares of common stock pursuant to the terms of the stock agreement.

    The Company had an option to redeem the remaining 250,000 shares of Series I Preferred Stock prior to July 17, 2000 at a price of $10.00 per share plus 8% of the value of Series I Preferred Stock per annum from December 2, 1998 through the date of redemption for cash, common stock or a combination of the two. Any Series I Preferred Stock not redeemed by July 17, 2000 as discussed above automatically converts into common stock based on a conversion price of $10.00 per share plus 8% per annum of the value of the Series I Preferred Stock from December 2, 1998 through the date of conversion divided by the greater of the average closing price of common stock over the 15 days immediately prior to conversion or $2.00 up to a maximum (considering the shares issued in February
2000) of 2.4 million shares of common stock. The Company made a written election in August 1999 to pay the 8% premium in shares of common stock upon redemption or conversion.

      On July 17, 2000, the remaining 250,000 shares of Series I Preferred Stock plus the 8% accrued premium automatically converted into 938,210 shares of common stock.

SERIES M CONVERTIBLE PREFERRED STOCK

The share of Series M Preferred Stock carried an annual cumulative dividend of 20% which would accrue and be payable annually or at conversion in cash or shares of common stock, at the option of the Company. The above market dividend resulted in a premium of $643,000 which was being amortized as a deemed preferred stock dividend over the one-year period from the issuance date. The Series M Preferred Stock was convertible, at the option of the holder, one year after the issue date at a conversion price of $2.385. The Company recorded a dividend on the Series M Preferred Stock of approximately $1.4 million for the beneficial conversion feature based on the excess of the common stock closing price on the effective date of the acquisition over the conversion price. The dividend was being amortized as a deemed preferred dividend over the one-year period from the date of issuance.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

       On April 17, 2000, the Company and HGP entered into a renegotiation agreement which is summarized as follows:

      (1) The one share of Series M Preferred Stock was converted into 3,773,584 shares of common stock and HGP waived all rights to accrued Series M Preferred Stock dividends. The $5.5 million difference between the fair value of the common stock issued and the carrying value of the Series M Preferred Stock (net of any unamortized premium or discount and the accrued Series M dividends that were waived) was recorded as a dividend in April 2000. The dividend amount is being reflected in the Company's statement of operations for the six months ended June 30, 2000 as an increase in the net loss attributable to common stockholders.

            HGP has agreed in the event it wishes to sell all or part of the Company's common stock, it will notify the Company ("Revelant Date") at least 30 days prior to the sale. The Company shall have the right, by notice to the HGP, to repurchase or place with a third party the stock proposed to be sold at a price equal to (i) 20% less than the average closing price of the Company's common stock over the ten trading days prior to the Relevant Date, if such average is $8 or less; (ii) 15% less than the average closing price of the Company's common stock over the ten trading days prior to the Relevant Date, if such price is $8.00 or more but less than $14.00; and (iii) 10% less than the average closing price of the Company's common stock over the ten trading days prior to the Relevant Date, if such average price is $14.00 or more. If the Company does not exercise its repurchase rights, HGP is free to sell the stock, provided it agrees to use reasonable efforts to avoid events significantly and adversely affecting the market price of the Company's common stock. This repurchase agreement expires October 31, 2000;

      (2) The Company agreed to file a registration statement to register the 3,773,584 shares of common stock prior to May 31, 2000. If the registration statement is not filed by May 31, 2000, the Company agreed to pay a penalty of $40,000 for each 30-day period that such registration statement has not been filed.

      (3) The Company agreed to pay the amounts in arrears under the note owed in connection with the acquisition prior to June 1, 2000. (See Note 7 for discussion of note)
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
-------------------------------------------------------------------------------

SERIES N CUMULATIVE CONVERTIBLE PREFERRED STOCK

During January 2000, the shares of Series N Preferred Stock outstanding at December 31, 1999 were converted into 375,262 shares of common stock.

In January 2000, the Company sold an additional 525 shares of Series N Preferred Stock and warrants to purchase 42,457 shares of common stock for proceeds of $0.5 million. These shares of Series N Preferred Stock were converted, at the holders' option, into 155,394 shares of the Company's common stock at conversion prices between $3.37 and $3.51. The warrants are exercisable one year from issuance and expire three years from issuance with an exercise price of $7.50 per share. In addition, the holders may elect to make a cash-less exercise. The values of the warrants totaling $157,000 were recorded as dividends at the issuance dates because the Series N Preferred Stock was immediately convertible.

In February 2000, the Company issued warrants to a certain Series N Preferred stockholder to purchase 200,000 shares of the Company's common stock at a price per share equal to $7.50. The warrants are exercisable in whole or in part at any time beginning on the date that is one year after the date of issuance until the third anniversary of the date of issuance. These warrants were issued due to a delay in registering shares of the Company's common stock, accordingly, the value of these warrants of $1.6 million was included in selling, general and administrative expense for the six months ended June 30, 2000.

SERIES O CONVERTIBLE PREFERRED STOCK

In December 1999, the Company issued 16,100 shares of Series O Preferred Stock in connection with the acquisition of Coast. See Note 4 for further discussion. The estimated value of the Series O Preferred Stock of $13.4 million was based upon a third party appraisal. The Series O Preferred Stock carried an annual dividend of 10% and all dividends that would accrue through November 30, 2001 on each share of Series O Preferred Stock were payable in full upon conversion of such shares. The final appraisal included a present value of $2.5 million for dividends through November 30, 2001. The difference between the undiscounted value of the dividends and $2.5 million was being accrued as a dividend over the period from the issuance date to the date that the Series O Preferred Stock could first be converted by the holder.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

The shares of Series O Preferred Stock had a liquidation value of $16.1 million and were convertible, at the holder's option, into a maximum 3,220,000 shares of common stock at any time after the later of (a) one year after the date of issuance and (b) the date the Company had received stockholder approval for such conversion (received March 23, 2000) and the applicable Hart-Scott-Rodino waiting period has expired or terminated (the "Clearance Date"), at a conversion price equal to $5.00. The shares of Series O Preferred Stock automatically convert into shares of common stock, on the occurrence of certain events including the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series O Preferred Stock was outstanding.

On January 26, 2000, the closing sales price of the Company's common stock was $6.00 or more for 15 consecutive trading days and accordingly, on the Clearance Date, April 30, 2000, the outstanding Series O Preferred Stock converted into 3,220,000 shares of common stock. On this date the remaining unamortized dividend of $0.4 million was recorded.

COMMON STOCK

During the six months ended June 30, 2000, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series H Preferred Stock, 150,000 shares plus the 8% value Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series N Preferred Stock and Series O Preferred Stock converted into shares of common stock. See above discussion.

Upon the execution of the Coast merger agreement, one of the Coast stockholders signed an employment agreement with the Company. Under a side letter to the employment agreement, the Company was obligated to repurchase the 247,213 shares of common stock issued to this employee in the Coast acquisition for $700,000 under certain conditions. Accordingly, the redemption value of $700,000 for these shares was reflected as Redeemable Common Stock at December 31, 1999. In January 2000, this employee waived the redemption feature and this amount was reclassified to Stockholders' Equity.

In December 1999, the Company entered into a promissory note with a bank, as amended on February 1, 2000, for a principal amount of $14.0 million. In connection with the note agreement, a security and pledge agreement was signed whereby the Company assigned all of its rights to 4,961,000 shares of eGlobe common stock to the lender. However, the lender failed to fund the note on a timely basis and in March 2000,
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

the Company advised the lender that they were terminating the agreement and demanded the lender return eGlobe's stock certificates. The lender returned the certificates on April 17, 2000.

On April 17, 2000, an existing stockholder exchanged his loan of $1,000,000 for 543,270 shares of the Company's common stock and warrants to purchase 180,000 shares of common stock. See Note 8 for further discussion.

Also on April 17, 2000, the one share of Series M Preferred Stock was converted into 3,773,584 shares of common stock and the holder waived all rights to Series M dividends. The $5.5 million difference between the fair value of common stock issued and the carrying value of the Series M Preferred Stock (net of any unamortized premium or discount and the accrued dividends that were waived) was recorded as a dividend in April 2000. See Series M Preferred Stock above.

On May 12, 2000 Oasis exchanged its interest in the LLC for 1,500,000 shares of the Company's common stock and warrants to purchase 204,909 shares of common stock held by the LLC. See Note 4 for further discussion.

In May 2000, the Company issued 757,500 shares of the Company's common stock as a result of the Company's final agreement with the former stockholders of Telekey to restructure certain elements of the original purchase agreement. See
Note 4 for further discussion.

During the six months ended June 30, 2000, the Company received proceeds of approximately $1.9 million from the exercise of options to acquire 763,015 shares of common stock.

During the six months ended June 30, 2000, the Company received proceeds of approximately $0.8 million from the exercise of warrants to acquire 704,909 shares of common stock. In addition, there was a cash-less exercise of warrants to purchase 306,667 shares of common stock for which 184,218 shares were issued.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

The Company loaned certain of its executive officers money in connection with their exercise of non-qualified stock options in December 1999. These options were not granted under the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan") discussed below. The notes receivable of $1,210,000 are full recourse promissory notes bearing interest at 6% and are collateralized by the 430,128 shares of stock issued upon exercise of the stock options. Interest is payable quarterly in arrears and principal is due the earlier of (a) for $177,000 of the notes December 16, 2003 and for $1,033,000 of the notes December 16, 2004 or (b) the date that is 90 days after the date that the employee's employment terminates, unless such termination occurs other than "for cause" (as defined). In June 2000, pursuant to a termination agreement, a certain employee's due date was extended to 120 days after the date of employment was terminated. The employees also agreed to promptly redeem the outstanding note balances upon the sale of the underlying stock. The notes receivable are shown in the consolidated balance sheet as a reduction to stockholders' equity.

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

OPTIONS

As of December 31, 1999, options outstanding under the Employee Plan exceeded the shares available for grant by 1,995,468 shares. The Board of Directors granted these options to certain executive officers and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. During the period from January 1, 2000 through March 23, 2000, an additional 567,070 options were granted that exceeded the shares available under the Employee Plan. This amount excludes the 532,163 options granted to certain IDX employees and others as discussed below. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. For the three and six months ended June 30, 2000, $1.9 million and $6.1 million, respectively has been recorded as compensation expense.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

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

This amount is being recorded as compensation expense over the vesting period of the options and $0.3 and $0.9 million was recorded for the three and six months ended June 30, 2000, respectively. The 244,673 options granted to non-employees were valued using the Black Scholes option-pricing model. The $1.1 million excess value of the fair value of these options over the carrying value of the original grants was recorded as compensation expense for the six months ended June 30, 2000.

In the six months ended June 30, 2000, pursuant to a termination agreement, the Company accelerated the vesting of certain options issued to an employee. The intrinsic value of these options on this date of $0.3 million was recorded as compensation expense for the three and six months ended June 30, 2000.

NOTE 10 - EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

Earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The net loss of $28.0 million and $12.7 million attributable to common stockholders for the three months ended June 30, 2000 and 1999 includes preferred stock dividends of $6.5 million and $0.6 million, respectively. The net loss of $66.3 million and $24.0 million attributable to common stockholders for the six months ended June 30, 2000 and 1999 includes preferred stock dividends of $16.7 million and $4.3 million, respectively. The weighted average shares outstanding for calculating basic earnings (loss) per share were 87,888,376 and 59,913,449 for the three months ended June 30, 2000 and 1999, respectively. The weighted average shares outstanding for calculating basic earnings (loss) per share were 84,596,873 and 58,904,001 for the six months ended June 30, 2000 and 1999, respectively. Common stock options and warrants of 5,735,114 and 8,175,514 outstanding at June 30, 2000 and 2,106,083 and 3,115,763  outstanding at June 30,1999 were not included in diluted earnings
(loss) per share as the effect was antidilutive due to the Company recording a loss in the periods presented. Contingent warrants of 1,162,500 and 2,500,000 were not included in diluted earnings (loss) per share for the six months ended June 30, 2000 and 1999 as conditions for inclusion had not been met.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

In addition, convertible preferred stock, stock to be issued, and debt convertible into 7.7 million and 12.0 million shares of common stock for the three and six months ended June 30, 2000 and 1999, respectively, were not included in diluted earnings (loss) per share due to the losses for the respective periods.

The shares of common stock held in escrow to cover eGlobe's potential indemnification obligations under the Trans Global merger agreement, are not included in the computation of basic and diluted loss per share.

The following table lists preferred dividends by preferred stock series for the three months ended June 30, 2000 and 1999.

                                     Three                    Three
Preferred Stock                  Months Ended              Months Ended
Series                           June 30, 2000            June 30, 1999
------------------------------------------------------------------------------
E                                  $             --           $       595,000
I                                            50,000                    22,000
M                                         5,658,000                        --
O                                           458,000                        --
P                                           254,000                        --
Q                                            59,000                        --
------------------------------------------------------------------------------
TOTAL                              $      6,479,000           $       617,000
------------------------------------------------------------------------------



The following table lists preferred dividends by preferred stock series for the six months ended June 30, 2000 and 1999.

                                          Six                      Six
Preferred Stock                      Months Ended              Months Ended
Series                              June 30, 2000            June 30, 1999
------------------------------------------------------------------------------
C                                  $                         $      2,215,000
                                                 --
D                                                --                 1,497,000
E                                            33,000                   595,000
I                                           327,000                    22,000
J                                            17,000                        --
K                                            13,000                        --
M                                         6,292,000                        --
N                                           571,000                        --
O                                           643,000                        --
P                                         6,889,000                        --
Q                                         1,918,000                        --
------------------------------------------------------------------------------
TOTAL                              $     16,703,000          $      4,329,000
------------------------------------------------------------------------------
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE  30, 2000
--------------------------------------------------------------------------------

NOTE 11- REDEEMABLE CONVERTIBLE PREFERRED STOCK

--------------------------------------------------------------------------------
        The following is a summary of the Company's series of redeemable preferred stock and the amounts authorized and outstanding as of June 30, 2000 and December 31, 1999.

        Series P Redeemable Convertible Preferred Stock, 15,000 and 0 shares authorized, 15,000 and 0 shares, respectively, issued and outstanding ($15.0 million plus 5% per annum aggregate liquidation preference).

        Series Q Redeemable Convertible Preferred Stock, 10,000 and 0 shares authorized, 4,000 and 0 shares, respectively, issued and outstanding ($4.0 million plus 5% per annum aggregate liquidation preference).


                                                                      June 30, 2000
                                                                       (unaudited)           December 31, 1999
                                                                -------------------------------------------------
                     Series P Convertible Preferred Stock       $             18,385,000   $                  --
                     Series Q Convertible Preferred Stock                      4,870,000                      --
                                                                -------------------------------------------------
                                                         Total  $             23,255,000   $                  --
                                                                =================================================


Following is a detailed discussion of each series of redeemable convertible preferred stock outstanding at June 30, 2000.

SERIES P CONVERTIBLE PREFERRED STOCK

On January 27, 2000, the Company issued 15,000 shares of Series P Redeemable Convertible Preferred Stock ("Series P Preferred Stock") and warrants to purchase 375,000 shares of common stock with an exercise price of $12.04 per share for proceeds of $15.0 million to RGC International Investors, LDC ("RGC"). The Series P Preferred Stock is classified as redeemable stock on the balance sheet at the redemption value. The shares of Series P Preferred Stock carry an effective annual yield of 5% (payable in kind at the time of conversion) and are convertible, at the holder's option, into shares of common stock. The shares of Series P Preferred Stock will automatically be converted into shares of common stock on January 26, 2003, subject to delay for specified events. The conversion price for the Series P Preferred Stock was $12.04 until April 26, 2000, and thereafter is equal to the lesser of: (i) the average closing price of the Company's common stock on Nasdaq for any five consecutive trading days during the 22 trading days prior to conversion, or (ii) $12.04. The Company can force a conversion of the Series P Preferred Stock on any trading day following a period in which the closing bid price of the Company's common stock has been greater than $24.08 for a period of at least 35 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants are
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

registered for resale, or (2) the completion of a firm commitment underwritten public offering with gross proceeds to the Company of at least $45.0 million provided that shares issuable upon conversion and warrants have been registered for resale for at least 45 days.

The shares of Series P Preferred Stock are convertible into a maximum of 5,151,871 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of the Company's common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series P Preferred Stock and warrants is registered is less than $9.375, provided that under no circumstances will the Series P Preferred Stock (together with the Series Q Preferred Stock and related warrants) be convertible into more than 7,157,063 shares of the Company's common stock unless we obtain stockholder approval of the issuance of more shares. In addition, no holder may convert the Series P Preferred Stock or exercise the warrants it owns for any shares of common stock that would cause it to own following such conversion or exercise in excess of 4.9% of the shares of the Company's common stock then outstanding.

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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

(d) if the Company's common stock is no longer listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the NYSE or the AMEX;

(e) if the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 5,151,871 shares of common stock, as such number may be adjusted, and the Company has not waived such limit or obtained stockholder approval of a higher limit; or

(f) if, assuming the criteria are met for issuance of more than 5,151,871 shares, the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of the Company's common stock and the Company has not obtained stockholder approval of a higher limit.


If the Series P Preferred  Stock is redeemed under  situations  (a), (b), (c) or
(d) above, the redemption value is equal to the greater of (a) 120% multiplied by the sum of (i) the stated value ($1,000 per share) plus (ii) 5% per annum plus (iii) any penalties in arrears (as defined in the agreement) and (b) the sum of (i) the stated value plus (ii) 5% per annum, divided by the then effective conversion rate (as defined above) multiplied by the highest closing price for the common stock during the period from the date of the first occurrence of the mandatory redemption event until one day prior to the mandatory redemption date.

If the Series P Preferred Stock is redeemed under situation (e) and (f) above, the redemption value is equal to $1,000 per share multiplied by 5% per annum.

On July 15, 2000, the Company failed to register the shares of common stock issuable upon conversion of the Series P Preferred Stock and associated warrants with the SEC, however the holder of the Series P Preferred Stock has advised the Company in writing that it has no present intention to exercise its right to demand redemption described in (a) above, so long as the common stock and associated warrants are registered and declared effective by August 31, 2000.

The warrants valued at $2.6 million are exercisable from issuance and expire five years from issuance. The exercise price is $12.04 per share.

The Series P Preferred Stock has been recorded at the maximum redemption value of $18.4 million as of June 30, 2000. The difference of $6.9 million between the redemption value and the fair value at issuance, including offering costs of $0.9 million and the warrant value of $2.6 million, was recorded as a dividend because the Series P Preferred Stock is redeemable upon the occurrence of any of the above events.

SERIES Q CONVERTIBLE PREFERRED STOCK

On March 15, 2000, the Company issued 4,000 shares of Series Q Redeemable Convertible Preferred Stock ("Series Q Preferred Stock") and warrants to purchase 100,000 shares of eGlobe common stock with an exercise price per share equal to $12.04, subject to adjustment for issuances of shares of common stock below market price, for proceeds of $4.0 million to RGC.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

The Series Q Preferred Stock agreement also provides that the Company may issue up to 6,000 additional shares of Series Q Preferred Stock and warrants to purchase an additional 150,000 shares of common stock to RGC for an additional $6.0 million at a second closing to be completed no later than July 15, 2000. RGC has advised the Company in writing that it has no present intention to exercise its right to demand redemption so long as the shares are registered and declared effective by August 31, 2000. The primary condition to the second closing is the effectiveness of a registration statement registering the resale of common stock underlying the Series Q Preferred Stock and the warrants and the Series P Preferred Stock and warrants issued in January 2000 to RGC (see above discussion "Series P Convertible Preferred Stock"). The Series Q Preferred Stock is classified as redeemable stock on the balance sheet at the redemption value.

The shares of Series Q Preferred Stock carry an effective annual yield of 5% (payable in kind at the time of conversion) and are convertible, at the holder's option, into shares of common stock. The shares of Series Q Preferred Stock will automatically be converted into shares of common stock on March 15, 2003, subject to delay for specified events. The conversion price for the Series Q Preferred Stock was $12.04 until April 26, 2000, and thereafter is equal to the lesser of: (i) the average closing price of the Company's common stock on Nasdaq for any five consecutive trading days during the 22-trading days prior to conversion, or (ii) $12.04.

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

The Series Q Preferred Stock is convertible into a maximum of 3,434,581 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of the Company's common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series Q Preferred Stock and warrants is registered is less than $9.375, provided that under no circumstances will the Series Q Preferred Stock (together with the Series P Preferred Stock and related warrants) be converted into more than 7,157,063 shares of common stock (unless the Company obtains stockholder approval of the issuance of more shares).

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

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

(d) if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 3,434,581 shares of common stock, as such number may be adjusted, and the Company has not waived such limit or obtained stockholder approval of a higher limit; or

(e) if, assuming the criteria are met for issuance of more than 3,434,581 shares, the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of the Company's common stock and the Company has not obtained stockholder approval of a higher limit.

If the Series Q Preferred Stock is redeemed under situations (a), (b) or (c) above, the redemption value is equal to the greater of (a) 120% multiplied by the sum of (i) the stated value ($1,000 per share) plus (ii) 5% per annum plus
(iii) any penalties in arrears (as defined in the  agreement) and (b) the sum of
(i) the stated value plus (ii) 5% per annum, divided by the then effective conversion rate (as defined above) multiplied by the highest closing price for the common stock during the period from the date of the first occurrence of the mandatory redemption event until one day prior to the mandatory redemption date.

If the Series Q Preferred Stock is redeemed under situation (d) or (e) above, the redemption value is equal to $1,000 per share multiplied by 5% per annum.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

        The warrants, valued at $0.8 million, are exercisable from issuance and expire five years from issuance. The exercise price is $12.04 per share.

        On July 15, 2000, the Company failed to register the shares of common stock issuable upon conversion of the Series Q Preferred Stock and associated warrants with the SEC, however the holder of the Series Q Preferred Stock has advised the Company in writing that it has no present intention to exercise its right to demand redemption described in (a) above, so long as the common stock and associated warrants are registered and declared effective by August 31, 2000.

        The Series Q Preferred Stock has been recorded at the maximum redemption value of $4.9 million as of June 30, 2000. The difference of $1.9 million between the redemption value and the fair value at issuance, including offering costs of $0.2 million and the warrant value of $0.8 million, was recorded as a dividend because the Series Q Preferred Stock is redeemable upon the occurrence of any of the above events.

  NOTE 12 - OPERATING SEGMENT INFORMATION
--------------------------------------------------------------------------------

        The Company has four operating reporting segments consisting of Enhanced Services Network Services, Customer Care and Retail Services. The
        Company's basis for determining the segments relates to the type of services each segment provides. Enhanced Services includes the unified messaging services, telephone portal services, interactive voice and data services and the card services. Network Services includes low-cost transmission services, voice services (CyberCall and CyberFax) and several other additional services including billing and report generation designed exclusively to support CyberCall and CyberFax. Customer Care Services includes the state-of-art call center, which was part of the Company's acquisition of ORS. Retail Services primarily includes a small North American retail center. Segment results reviewed by the Company decision makers do not include general and administrative expenses, interest, depreciation and amortization and other miscellaneous income and expense items. All material intercompany transactions have been eliminated in consolidation.

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

The following unaudited table presents operating segment information:

                                     ENHANCED           NETWORK         CUSTOMER          RETAIL
                                     SERVICES          SERVICES           CARE           SERVICES           TOTAL
                                  --------------------------------------------------------------------------------------
        FOR THE THREE MONTHS
        ENDING
        JUNE 30, 2000

        REVENUE                     $   3,690,000     $  26,445,000      $ 1,309,000    $ 1,689,000      $  33,133,000
        INTER-SEGMENT                      (3,000)       (3,020,000)        (156,000)            --         (3,179,000)
                                  --------------------------------------------------------------------------------------
        TOTAL REVENUE               $   3,687,000     $  23,425,000      $ 1,153,000    $ 1,689,000      $  29,954,000
        GROSS PROFIT (LOSS)         $     973,000     $   1,112,000      $   (17,000)   $   933,000      $   3,001,000
        TOTAL ASSETS                $  33,403,000     $  50,084,000      $ 5,853,000    $18,045,000      $ 107,385,000

        FOR THE THREE MONTHS
        ENDING
        JUNE 30, 1999

        REVENUE                       $ 5,371,000     $  30,888,000      $       --    $    116,000      $  36,375,000
        INTER-SEGMENT                          --          (452,000)             --              --           (452,000)
                                  --------------------------------------------------------------------------------------
        TOTAL REVENUE                 $ 5,371,000     $  30,436,000      $       --    $    116,000      $  35,923,000
        GROSS PROFIT (LOSS)           $   827,000     $     162,000      $       --    $    (47,000)     $     942,000
        TOTAL ASSETS                 $ 39,896,000     $  49,381,000      $       --    $    791,000      $  90,068,000


                                     ENHANCED          NETWORK         CUSTOMER          RETAIL
                                     SERVICES          SERVICES           CARE           SERVICES           TOTAL
                                  --------------------------------------------------------------------------------------
        FOR THE SIX MONTHS
        ENDING
        JUNE 30, 2000

        REVENUE                      $  7,225,000     $  58,560,000      $ 2,675,000    $  3,486,000       $  71,946,000
        INTER-SEGMENT                      (3,000)       (6,592,000)        (310,000)            --           (6,905,000)
                                  --------------------------------------------------------------------------------------
        TOTAL REVENUE                $  7,222,000     $  51,968,000      $  2,365,00    $  3,486,000       $  65,041,000
        GROSS PROFIT                 $  1,608,000     $   2,140,000      $    83,000    $  1,838,000       $   5,669,000
        TOTAL ASSETS                 $ 33,403,000     $  50,084,000      $ 5,853,000    $ 18,045,000       $ 107,385,000

        FOR THE SIX MONTHS
        ENDING
        JUNE 30, 1999

        REVENUE                      $ 11,786,000     $  68,630,000        $     --     $   235,000        $  80,651,000
        INTER-SEGMENT                          --          (536,000)             --              --             (536,000)
                                  --------------------------------------------------------------------------------------
        TOTAL REVENUE                $ 11,786,000     $  68,094,000        $     --     $   235,000        $  80,115,000
        GROSS PROFIT (LOSS)          $  1,465,000     $   1,727,000        $     --     $  (133,000)       $   3,059,000
        TOTAL ASSETS                 $ 39,896,000     $  49,381,000        $     --     $   791,000        $  90,068,000


                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 13 - SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES --
--------------------------------------------------------------------------------

                                                                    Six Months               Six Months
                                                                       Ended                    Ended
                                                                     June 30,                 June 30,
                                                                       2000                     1999
                                                                    (unaudited)              (unaudited)
--------------------------------------------------------------------------------------------------------------
Cash paid during the period for:
   Interest                                                    $    2,168,000         $      321,000
   Income taxes                                                $      151,000         $      265,000
Non-cash investing and financing
   activities:
   Equipment acquired under
      capital lease obligations                                $     502,000          $      400,000
   Unamortized debt discount
      related to warrants                                      $   5,702,000          $      428,000
   Common stock issued as
      prepayment of debt                                       $          --          $    1,223,000
   Preferred stock dividends                                   $  16,703,000          $    4,329,000
Value of warrants issued and reflected as
  debt discount                                                $          --          $    2,871,000
Increase in value of preferred stock as a
  result of changes in conversion feature                      $          --          $    1,485,000
Increase in value of investment and
  common stock pursuant to Oasis
  exchange of interest in LLC (Note 4)                         $   5,050,000          $           --
Issuance of note payable for investment in
  i1.com (Note 5)                                              $   2,000,000          $           --
Allocation of final iGlobe purchase
  consideration (note 4):                                                             $           --
  Decrease in Property and Equipment                           $    (700,000)         $           --
  Increase in Investment                                       $   1,000,000          $           --
  Decrease in Purchase Price in excess of the
      net assets acquired                                      $  (1,000,000)         $           --
  Increase in Intangible Assets                                $     700,000          $           --

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


                                                               Six Months                Six Months
                                                                 Ended                     Ended
                                                                June 30,                  June 30,
          CONNECTSOFT                                             2000                      1999
--------------------------------------------------------------------------------------------------------------
                                                              (unaudited)               (unaudited)
          Working capital deficit, other than
             cash acquired                                         $          --     $    (2,118,000)
          Property and equipment                                              --             514,000
          Intangible assets                                                   --           9,120,000
          Purchase price in excess of the net assets acquired                 --             993,000
          Acquired debt                                                       --          (2,992,000)
          Advances to Connectsoft prior to beginning of the period            --            (971,000)
          Issuance of Series G Cumulative Convertible Redeembable
          Preferred Stock                                                     --          (3,000,000)


          TELEKEY
          Working capital deficit, other than cash acquired        $          --     $    (1,284,000)
          Property and equipment                                              --             481,000
          Intangible assets                                                   --           1,500,000
          Purchase price in excess of the net assets acquired            971,000           3,500,000
          Acquired debt                                                       --          (1,016,000)
          Notes payable issued in acquisition                                 --            (150,000)
          Issuance of Series F Convertible Preferred Stock                    --              (1,000)
          Additional paid-in capital                                 (1,950,000)          (1,956,000)
          Stock to be issued                                             979,000            (979,000)
--------------------------------------------------------------------------------------------------------------
          Net cash used to acquire companies                       $          --     $     1,641,000
--------------------------------------------------------------------------------------------------------------



                                                                    eGLOBE, INC.
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

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

OVERVIEW

The Company incurred a net loss of $21.5 million and $49.6 million for the three months and six months ended June 30, 2000 compared to a net loss of $12.1 million and $19.6 million for the same periods in 1999.

The table below shows a comparative summary of certain significant charges to income, which affected the reported losses:


                                                           FOR THE SIX            FOR THE THREE MONTHS
                                                           MONTHS ENDED,                  ENDED,
                                                        JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
                                                         2000          1999         2000          1999
                                                    -------------------------------------------------------
                                                                        (IN MILLIONS)

Additional allowance for doubtful accounts           $    3.5       $   0.5       $  2.4       $    0.3
Amortization of goodwill and other intangibles
   (primarily related to acquisitions)                    5.7           1.6          2.9            1.0
Deferred compensation to employees of acquired
   companies                                              1.4           1.0           --             --
Deferred compensation expense related to stock
   options                                                8.4           --           2.5             --
Depreciation and amortization                             6.1           2.8          2.9            1.4
Interest expense, net of the amortization of debt
   discounts related to debt                              2.1           1.1          1.2            0.6
Amortization of debt discounts                            1.6           3.0          0.8            0.3
Merger expenses                                           2.5            --           --             --
Penalty warrants expense                                  1.6            --          0.5             --
Other items                                               1.7            --           --             --
                                                    -------------------------------------------------------

Total                                                $   34.6      $   10.0      $  13.2          $ 3.6
                                                    =======================================================

The $2.5 million of merger expenses incurred by the Company related to investment banking and advisory fees, legal and accounting costs and expenses associated with printing and mailing the proxy statement for the special stockholders' meeting.

After deducting the above items, the net loss for the three and six months ended June 30, 2000 was $8.2 million and $15.0 million respectively, compared to a net loss, of $8.5 million and $9.7 million, for the three and six months ended June 30, 1999 respectively. The principal factors for the losses incurred for the three and six months ended June 30, 2000 are: (1) the continued incurrence of upfront costs to build out capacity to meet the Company's anticipated growth relating primarily to the traffic that resulted from the Trans Global merger,
(2) increased competition in the international telecommunications market, (3) a change in pricing by Trans Global's primary supplier during 1999 which increased costs and drove margins down, (4) the costs of integrating the Company's acquisitions, (5) headcount increases, and (6) legal and other charges for professional services principally incurred to support the acquisition operations.

GENERAL

The Company continually evaluates our operations and organization to ensure our operations are conducted in the most efficient manner possible. As the Company identifies redundant or inefficient operations, the Company may restructure the organization to increase efficiency. Such an evaluation may lead to a restructuring which could include the closing or removal of non-essential equipment or facilities or selective reduction on head count. The Company may incur charges in connection with such an action.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

REVENUE. Revenues for the three months ended June 30, 2000 of $30.0 million decreased $5.9 million (16.4%) from $35.9 million for the same period in 1999. This decrease in revenue occurred primarily in the Network Services segment (primarily Trans Global). This decrease was in part due to Trans Global's decision to shift away from being a purely arbitrage resale business to a direct route and IP structure in order gain the advantage of better gross profit margins. Positive effects of the shift to the direct route and IP structure were evident in the 14.5% growth in revenue from the first quarter of 2000 of $35.1 million to revenue for the second quarter of 2000 of $30.0 million. Additionally, declines were experienced in both Enhanced Services and Network Services due to increasing competition, which has put downward pressure on both prices and margins. This decrease was offset by revenue from the acquisitions of ORS and Coast, which occurred in the third and fourth quarters of 1999. These acquisitions added an additional $1.3 million and $1.7 million of revenue in the quarter ended June 30, 2000 to the Customer Care and Retail Services segments, respectively.

GROSS PROFIT. Gross profit for the three months ended June 30, 2000 was $3.0 million or 10.0% of revenue as compared to $0.9 million or 2.6% of revenue for the same period in 1999. Network Services margins rose to 4.7% from 0.5% while Enhanced Services margins rose to 26.4% from 15.49% for the three months ended June 30, 2000 and June 30, 1999, respectively. This increase was offset by revenue from the acquisitions of ORS and Coast, which occurred in the third and fourth quarters of 1999. The improvement in margins in the Customer Care and Retail segments of the business is due to acquisitions which occurred in the third and fourth quarters of 1999. The improvement in Enhanced Services is in part due to acquisitions of several companies in February and December of 1999 as well as more cost effective routing of telecommunications traffic. As long as the Company continues to expand its global IP network and adds additional IP routes, there will be pressure on gross margins since the Company expenses the cost of turning up a new IP route. Although there are some initial start up costs, a significant amount of the routes are now beginning to make a positive contribution. However, the Company believes that the added efficiencies of the IP routes will quickly (usually within two quarters) begin to add positively to the gross margin. It is also expected that costs to build out the network to accommodate the anticipated threefold increase in traffic resulting from the Trans Global merger and the need to build out routes for Latin America to grow routes and services will continue to contribute negatively to gross margins. Management believes margins will continue to improve as the Company more efficiently fill its routes and obtains additional owned capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUSIVE OF, $2.5 MILLION AND $0.043 MILLION REPORTED BELOW OF DEFERRED COMPENSATION RELATED TO STOCK OPTIONS AND ACQUISITIONS. Selling, general and administrative expenses, exclusive of $2.5 million, and $0.043 million reported below of deferred compensation related to stock options and acquisitions totaled $131.8 million for the three months ended June 30, 2000 compared to $7.6 million for the same period in 1999, for an increase of $6.2 million. The increase in selling, general and administrative expenses is in part due to certain non-cash charges detailed above. After taking out the effect of these charges, the change in selling, general and administrative costs total $2.8 million. This remaining increase is principally the result of increases in personnel as a result of the acquisition activity which added an additional $2.5 million in payroll related costs and a net increased headcount of 200 employees from June 30, 1999 through June 30, 2000.

DEFERRED COMPENSATION RELATED TO STOCK OPTIONS. Deferred compensation expense related to stock options of $2.5 million was recorded for the three months ended June 30, 2000. This charge was to record the value of options granted in excess of shares available for grant under the Employee Stock Option Plan ("Employee Plan"). The Board of Directors granted these options to certain executives and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. There were no similar charges recorded in the quarter ended June 30, 1999.

DEFERRED COMPENSATION RELATED TO ACQUISITIONS. The Company recorded no deferred compensation expense for the three months ended June 30, 2000 compared to $.043 million for the same period in 1999. This non-cash charge relates to stock allocated to employees of acquired companies by their former owners out of acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, require the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and to continue to record the effect of subsequent changes in the market price of the issuable stock until actual issuance.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses totaled $5.8 million for the three months ended June 30, 2000 compared to $2.5 million for the same period in 1999. This increase of $3.3 million is principally due to amortization charges of $1.9 million related to goodwill and other intangibles associated with the acquisitions completed since December 2, 1998. The remaining balance of $1.4 million was primarily attributable to increases in the fixed assets related to acquired companies and additions at Trans Global.

INTEREST EXPENSE. Interest expense totaled $1.7 million for the three months ended June

30, 2000 compared to $3.2 million for the same period in 1999. This decrease was primarily due decrease in debt and of amortization of the debt discounts related to the value of the warrants associated with various debt financings.

INTEREST INCOME. Interest income for the three months ended June 30, 2000 was $0.091 million compared to $0.3 million for the same period in 1999. This decrease in interest income is the result of the decrease in revenues and the increase in acquisition activity both of which reduced cash reserves available for investment.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

REVENUE. Revenues for the six months ended June 30, 2000 of $65.0 million decreased $15.1 million (18.9%) from $80.1 million for the same period in 1999. This decrease in revenue occurred primarily in the Network Services segment (primarily Trans Global). This decrease was in part due to Trans Global's decision to shift away from being a purely arbitrage resale business to a direct route and IP structure in order to gain the advantage of better gross profit margins. Positive effects of the shift to the direct route and IP structure were evident in the 37% and 32.8% growth in revenue from the fourth quarter of 1999 of $16.5 million to revenue for the first quarter of 2000 of $22.6 million and $30.0 million for the second quarter of 2000, respectively. Additionally, declines were experienced in both Enhanced Services and Network Services due to increasing competition, which has put downward pressure on both prices and margins. This decrease was offset by revenue from the acquisitions of ORS and Coast, which occurred in the third and fourth quarters of 1999. These acquisitions added an additional $1.2 million and $4.2 million of revenue for the six months ended June 30, 2000 to the Customer Care and Retail Services segments, respectively.

GROSS PROFIT. Gross profit for the six months ended June 30, 2000 was $5.7 million or 7.3% of revenue as compared to $3.1 million or 3.8% of revenue for the same period in 1999. Network Services margins rose to 4.1% from 2.5% while Enhanced Services margins rose to 22.3% from 12.4% for the six months ended June 30, 2000 and June 30, 1999, respectively. The improvement in margins in the Customer Care and Retail segments of the business is due to acquisitions which occurred in the third and fourth quarters of 1999. The improvement in Enhanced Services is in part due to acquisitions of several companies in February and December of 1999 as well as more cost effective routing of telecommunications traffic. As long as the Company continues to expand its global IP network and adds additional IP routes, there will be pressure on gross margins since the Company expenses the cost of turning up a new IP route. Although there are some initial start up costs, a significant amount of the routes are now beginning to make a positive contribution. However, the

Company believes that the added efficiencies of the IP routes will quickly (usually within two quarters) begin to add positively to the gross margin. It is also expected that costs to build out the network to accommodate the anticipated threefold increase in traffic resulting from the Trans Global merger and the need to build out routes for Latin America to grow routes and services will continue to contribute negatively to gross margins. Management believes margins will continue to improve as the Company more efficiently fill its routes and obtains additional owned capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUSIVE OF $8.4 MILLION, $1.4 MILLION AND $0.9 MILLION REPORTED BELOW OF DEFERRED COMPENSATION RELATED TO STOCK OPTIONS AND ACQUISITIONS. Selling, general and administrative expenses, exclusive of $8.4 million, $1.4 million and $0.9 million reported below of deferred compensation related to stock options and acquisitions totaled $29.3 million for the six months ended June 30, 2000 compared to $13.7 million for the same period in 1999, for an increase of $15.6 million The increase in selling, general and administrative expenses is in part due to certain non-cash charges of $7.2 million, including $2.7 million increase in the reserve for doubtful accounts, and other costs associated with the Trans Global merger, the special proxy filing and related professional charges which added an additional $3.7 million in costs. After taking out the effect of these charges, the change in selling, general and administrative costs total $8.4 million. This remaining increase is principally the result of increases in personnel as a result of the acquisition activity which added an additional $2.5 million in payroll related costs and a net increased headcount of 200 employees from June 30, 1999 through June 30, 2000.

COMPENSATION RELATED TO STOCK OPTIONS. Compensation expense related to stock options of $8.4 million was recorded for the six months ended June 30, 2000. This charge was to record the value of options granted in excess of shares available for grant under the Employee Stock Option Plan ("Employee Plan"). The Board of Directors granted these options to certain executives and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. There were no similar charges recorded in the six months ended June 30, 1999.

DEFERRED COMPENSATION RELATED TO ACQUISITIONS. The Company recorded a deferred compensation expense of $1.4 million for the six months ended June 30, 2000 compared to $0.9 million for the same period in 1999. This non-cash charge relates to stock allocated to employees of acquired companies by their former owners out of acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, required the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses totaled $11.9 million for the six months ended June 30, 2000 compared to $4.4 million for the same period in 1999. This increase of $7.4 million is principally due to amortization charges of $4.1 million related to goodwill and other intangibles associated with the acquisitions completed since December 2, 1998. The remaining balance of $3.3 million was primarily attributable to increases in the fixed assets related to acquired companies and additions at Trans Global.

INTEREST EXPENSE. Interest expense totaled $3.7 million for the six months ended June 30, 2000 compared to $4.1 million for the same period in 1999. This decrease was primarily due a decrease in debt and $1.6 million of amortization of the debt discounts related to the value of the warrants associated with various debt financings.

INTEREST INCOME. Interest income for the six months ended June 30, 2000 was $0.2 million compared to $0.5 million for the same period in 1999. This decrease in interest income is the result of the decrease in revenues and the increase in acquisition activity both of which reduced cash reserves available for investment.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

As the Company continues its aggressive growth plan during the year 2000 and it intends to pursue that plan into the foreseeable future, the Company will require large cash demands and aggressive cash management. The Company has raised significant financing through a combination of issuances of preferred stock and proceeds from the exercise of warrants and options. Cash and cash equivalents were $1.1 million at June 30, 2000 compared to $2.8 million at December 31, 1999. Short-term investments were $3.0 million at June 30, 2000 as compared to $1.5 million at December 31, 1999. The decrease in cash and cash equivalents of $1.6 million was primarily due to use of cash to support the Company's planned expansion of its telecommunication networks and its increased operational costs associated with the various acquisitions and the merger with Trans Global. The increase in short-term investments of $1.5 million was primarily due to an increase in cash placed in Money Market Funds received from equity-based financings and Certificates of Deposit purchased to back letters of credit given as security for payments to various vendors. Accounts receivable, net, increased by $0.8 million to $15.9 million at June 30, 2000 from $15.1 million at December 31, 1999, mainly due to increased revenues and the extension of credit to new wholesale carrier customers. Cash outflows for operating activities for the six months June 30, 2000 totaled $16.8 million, as compared to cash outflows of $14.6million for the six months ended June 30, 1999. This increase in outflows was due primarily to the Company's growth through acquisitions and the effect that the acquisition activity and upfront costs to add capacity had on operating losses and higher selling, general and administrative expenses. See further discussion in "Results of Operations."

There was a net working capital deficiency of $53.2 million at June 30, 2000 compared to a deficiency of $44.7 million at December 31, 1999.

Cash outflows for investing activities during the six months ended June 30, 2000 totaled $2.4 million, which was $2.3 million lower than the cash outflows for the six months ended June 30, 1999. This decreased outflow was due to a decrease in net purchases of property and equipment to $0.8 million in 2000 from $10.6 million in 1999, and a decrease in investments in acquisitions to zero in 2000 from $1.6 million in 1999. In addition the Company purchased short-term investments of $1.6 million in 2000 as compared to selling short-term investments of $7.7 million in 1999.

Cash generated from financing activities totaled $17.6 million during the six months ended June 30, 2000 compared to $19.7 million during the six months ended June 30, 1999. This decrease of $2.1 million was primarily due to net proceeds from sales of preferred stock of $19.5 million (as compared to net proceeds of $10.0 million in 1999), proceeds from the exercise of warrants and options of $2.7 million and proceeds from notes payable -related party of $0.7 million. These proceeds were offset by principal payments of $3.4 million on notes payable, stock issuance of $1.0 million, and payments of $0.8 million on various capital leases.

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

CURRENT FUNDING REQUIREMENTS

For the first six months of 2000, the Company met its cash requirements from (1) proceeds from the exercise of options and warrants of $2.7 million, (2) proceeds of $0.5 million from the sales of Series N Preferred Stock, (3) proceeds of $15.0 million from the sale of Series P Convertible Preferred Stock ("Series P Preferred Stock"), and (4) proceeds of $4.0 million from the sale of Series Q Convertible Preferred Stock ("Series Q Preferred Stock").

Current funds will not permit the Company to achieve the growth, both short and long-term that management is targeting. The plan under which the Company is currently operating requires substantial additional funding through the second quarter of 2001 of up to $43.1 million. This estimate is based on conservative projections of a scaled growth plan using worst-case scenarios for operations. Even if the Company meets its projections for becoming EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) positive after eliminating non-cash items during the third quarter of 2000, the Company will still have capital requirements through June 2001. The Company will need to fund its pre-existing liabilities and notes payable obligations and the purchase of capital equipment, along with financing its growth plans.

The Company requires financing in the third quarter to continue its plan. The Company will receive $6.0 million in proceeds from the sale of additional shares of Series Q Preferred Stock immediately upon the effectiveness of the registration of the common stock underlying this preferred stock. The Company anticipates that the additional capital needed will come from a combination of financings that could consist of debt, private equity, or a line of credit facility during the twelve-month period from July 2000 through June 2001. There is the possibility that the amount of financing required could be diminished by secured equipment-based financings.

In addition to the firm commitment discussed previously, the Company is proceeding with other financing opportunities, which have not been finalized. The Company has a variety of opportunities in both the debt and equity markets to raise the necessary funds, which it needs to achieve its growth plan through the end of the quarter ended June 30 , 2001.

The Company anticipates that increased sales in the international market with higher margins will reduce its net working capital deficiency and contribute to its funding requirements through the second quarter of 2001.

There is a risk that the Company will not reach breakeven on a cash basis (excluding non-cash charges) as projected and will continue to incur operating losses. If this occurs and should the Company be unsuccessful in its efforts to raise additional funds to cover such losses, then the Company's growth plans would be sharply curtailed and its business would be adversely affected.

On December 14, 1999, Trans Global entered into a letter agreement with AT&T, Trans Global's largest supplier, regarding the payment of various past due switch and circuit costs. Pursuant to that agreement, Trans Global agreed to pay AT&T approximately $13.8 million in consecutive monthly installments at 9% interest through January 1, 2001. The payable is secured by certain assets of Trans Global. As of June 30, 2000, the remaining balance due to AT&T was $10.5 million. Trans Global, as of August 11, 2000 has not paid $5.5 million of scheduled payments that were due in April, May and June 2000. In addition, approximately $3.8 million of payables for current usage are in arrears. Trans Global is currently in discussions with AT&T regarding alternative arrangements for settlement of the outstanding obligations, and believes that conclusion of an arrangement that is not materially adverse to the immediate or long-term future operations of the Company is likely. There can be no assurance that Trans Global will be able to satisfactorily resolve this matter. Should this not be resolved and should AT&T take action to take possession of the assets held as security, Trans Global believes that its business will not be adversely impacted. Should a satisfactory resolution not be reached there maybe adverse affects to the Company.

The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. See Note 11 to the Consolidated Financial Statements for further discussion.

In order to be able to continue to pursue its growth plans, the Company believes that it needs to conclude a significant financing, in the second half of 2000. Without such a financing, the Company will have to sharply curtail its activities, specifically development of its enhanced IP services.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

--------------------------------------------------------------------------------

At June 30, 2000, we had other financial instruments consisting of cash and fixed and variable rate debt which are held for purposes other than trading. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. We measure our exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices we use to determine fair value are based on management's best estimates, which consider various factors including: closing exchange prices, volatility factors and the time value of money. At June 30, 2000, the carrying value of our debt obligations, excluding capital lease obligations, was $20.1 million, (net of unamortized discount of $5.7 million) which also approximates fair value. The weighted average interest rate of our debt obligations excluding capital lease obligations, at June 30, 2000 was 7.1%. At June 30, 2000, $0.05 million of our cash was restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions. At June 30, 2000, we were exposed to some market risk through interest rates on our long-term debt and preferred stock and foreign currency. At June 30, 2000, our exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       SWIFTCALL HOLDINGS (U.S.A.) LTD. V. EGLOBE, INC. Swiftcall Holdings (U.S.A.) Ltd., the former stockholder of Swiftcall filed this lawsuit in May 2000 claiming damages on account of an alleged failure by us to file a registration statement for resale of the shares of common stock received by the plaintiff in connection with our acquisition of Swiftcall. This lawsuit was brought in the United States District Court for the District of Columbia. Plaintiff is seeking damages in excess of several million dollars. We have filed an answer and intend to pursue settlement possibilities.

       IDT CORP. V. EGLOBE, INC., CHRISTOPHER VIZAS AND DONALD SLEDGE. IDT Corp. commenced this lawsuit in June 2000 in the United States District Court for the District of Columbia claiming approximately $300,000 for amounts allegedly past due under a Service Agreement and a Note and is claiming approximately $5,500,000 in damages for the alleged failure to register shares or release a restrictive legend on shares of our common stock so that IDT Corp. could sell its shares in the market. IDT Corp. has moved for judgment on the pleadings and we have moved to discuss the federal claims upon which jurisdiction is based.

       SPE OPERATIONS LTD. V. TGC TRANSGLOBAL COMMUNICATIONS (CANADA), LTD., ET AL. This lawsuit was filed in June 2000 in the Ontario Superior Court of Justice in Canada against one of our subsidiaries claiming indemnification in the amount of approximately $25,000 for a default under an Offer to Lease Space in a Toronto office building. We intend to pursue settlement possibilities.

       AMERICAN UNITED GLOBAL, INC. V. EGLOBE, INC. American United Global, Inc., the parent of Connectsoft Communications Corporation and Connectsoft Holdings, Inc., filed suit in August 2000 in the New York Supreme Court, New York County claiming $20 million in damages for breach of an alleged obligation to register shares acquired by American United Global, Inc. under a registration rights agreement.

       NORTHWEST CONTRACT SERVICES, INC. V. VOGO NETWORKS LLC. Northwest Contract Services, Inc. filed suit against one of our subsidiaries in the Superior Court of Washington for Snohomish County alleging breach of a contract involving employee referral services and seeking $22,500 in damages.

ITEM 2                      CHANGES IN SECURITIES

     During the three months ended June 30, 2000, the Company offered and sold the following equity securities that were not registered under the Securites
Act:

1. On April 19, 2000, the Company issued warrants to purchase 8,259 shares of common stock to Penny Vane for marketing services. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the purchaser was an accredited investor or with her purchaser representative has such knowledge and experience in financial and business matters that she is capable of evaluating the merits and risks of the prospective investment or we resonably believed immediately prior to making any sale that such purchase fell within this description and we satisfied the information delivery requirements of Rule 502.

2. On April 26, 2000, the Company issued 4,000,000 shares of common stock to eGlobe No. 1 LLC as our capital contribution in the single member limited liability company. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the purchaser was an accredited investor.

3. On April 28, 2000, the Company issued 3,773,584 shares of common stock in exchange for the outstanding share of Series M Preferred Stock. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the purchaser was an accredited investor.

4. On April 30, 2000, the Company issued 3,220,000 shares of common stock to former stockholders of Coast upon conversion of the Series O Preferred Stock.

5. On May 15, 2000, the Company issued warrants to purchase 100,000 shares of common stock to Wolfe Axelrod Weinberger as a retainer for investment consulting services. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the purchaser was an accredited investor.

6. On May 22, 2000, the Company issued warrants to purchase 204,909 shares of common stock to Oasis as part of an earnout. The warrants were exercised upon issuance. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

7. On May 23, 2000, the Company issued 543,270 shares of common stock and warrants to purchase 180,000 shares of common stock to Seymour Gordon and his affiliates upon conversion of a loan to Mr. Gordon. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor.

8. On May 24, 2000, the Company issued 757,500 shares of common stock to the former Telekey stockholders in payment of an earnout. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor.

9. On June 28, 2000, the Company issued 10,013 shares of common stock to TI Partners as payment for investment services. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the purchaser was an accredited investor.

10. On June 30, 2000, the Company issued warrants to purchase 290,909 shares of common stock to Oasis because the initial registration statement had not become effective.

ITEM 3                      DEFAULTS UPON SENIOR SECURITIES

--------------------------------------------------------------------------------
                                      None

ITEM 4                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

--------------------------------------------------------------------------------
ITEM 5                      OTHER INFORMATION

                                      None

ITEM 6                      EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
a.       Exhibits

         None.

b.       Reports on Form 8-K

1. A report on Form 8-K dated March 23, 2000 under Item 2 was filed with the Securities and Exchange Commission on April 7, 2000 to report the closing of the acquisition of Trans Global Communications, Inc.

2. A report on Form 8-K/A dated March 23, 2000 under Item 7 was filed with the Securities and Exchange Commission on May 22, 2000 to file financial statements of Trans Global Communications, Inc.

3. A report on Form 8-K dated March 23, 2000 under Item 7 was filed with the Securities and Exchange Commission on May 22, 2000 to file restated combined financial statements which reflect the merger with Trans Global Communications, Inc. using pooling of interests accounting.

4. A report on Form 8-K dated March 23, 2000 under Item 5 was filed with the Securities and Exchange Commission on August 7, 2000 to file financial statements for the month ended April 30, 2000.

5. A report on Form 8-K/A dated March 23, 2000 under Item 7 was filed with the Securities and Exchange Commission on August 18, 2000 to file restated combined financial statements which reflect the merger with Trans Global Communications, Inc. using pooling of interests accounting.

6. A report on Form 8-K/A dated January 27, 2000 under Item 5 was filed with the Securities and Exchange Commission on August 18, 2000 to report the closing of a $15 million equity private placement with RGC International Investors LDC.

7. A report on Form 8-K/A dated March 17, 2000 under Item 5 was filed with the Securities and Exchange Commission on August 18, 2000 to report the closing of a $4 million equity private placement with RGC International Investors LDC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                                          eGlobe, Inc.
                                                          (Registrant)



Date:  August 21, 2000                 By          /S/ Anne Haas
                                         -----------------------------------
                                                       Anne Haas

                                          Chief Accounting Officer, Treasurer
                                            (Principal Accounting Officer)




Date:  August 21, 2000                 By         /S/ David Skriloff
                                         -------------------------------------
                                                      David Skriloff
                                          Chief Financial Officer