Form 10-Q/A
period 2000-06-30
EGLOBE INC
filed 2000-09-14
CIK 842807

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




                                                                                                                        eGLOBE, INC.
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                 SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      SIX MONTHS                   SIX MONTHS
                                                                         ENDED                        ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                         2000                         1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUE (Notes 2 and 12)                                               $ 65,041,000               $ 80,115,000
COST OF REVENUE                                                          59,372,000                 77,056,000
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              5,669,000                  3,059,000
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Selling,  general  and  administrative,  exclusive  of $8.4 million,  $1.4 million and $0.9 million reported below of
      compensation related to stock options and acquisitions             29,257,000                 13,720,000
     Compensation related to stock
        options (Note 9)                                                  8,439,000                         --
     Deferred compensation related to
        acquisitions (Note 4)                                             1,438,000                    962,000
     Depreciation and amortization                                        6,141,000                  2,832,000
     Amortization of goodwill and other intangible assets                 5,740,000                  1,599,000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                 51,015,000                 19,113,000
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                   (45,346,000)                (16,054,000)
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
      Interest expense                                                   (3,731,000)                 (4,083,000)
      Interest income                                                       179,000                     531,000
      Other income                                                           89,000                          --
      Other expense                                                         (72,000)                    (41,000)
      Loss on i1.com investment (Note 5)                                   (580,000)                         --
      Loss on Unitel investment (Note 5)                                   (183,000)                         --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                      (4,298,000)                 (3,593,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                (49,644,000)                (19,647,000)
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (Notes 9,10 and 11)                           (16,703,000)                 (4,329,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $(66,347,000)               $(23,976,000)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE (BASIC AND DILUTED)(Note 10)                         $    (0.78)                 $    (0.41)
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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

In December 1999, the U.S. Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB" 101), which clarifies the SEC's views on revenue recognition. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, SAB 101's adoption will not have a material impact on the Company's financial condition, results of operations or cash flows.

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
                                                                     ===============================================



                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 3 - MANAGEMENT'S PLAN

--------------------------------------------------------------------------------


As of June 30, 2000, the Company had a net working capital deficiency of $53.2 million. This net working capital deficiency resulted principally from a loss from operations of $45.3 million (including deferred compensation, depreciation, amortization and other non-cash charges which totaled $21.7 million for the six months ended June 30, 2000). Also contributing to the working capital deficiency were $7.7 million in notes payable and current maturities of long-term debt, $6.3 million in notes payable and current maturities of long-term debt due to related parties, and $61.9 million in accounts payable, accrued expenses, other liabilities and deferred revenue. Accounts payable includes approximately $10.5 million of payables which are being renegotiated with AT&T. The current maturities of $7.7 million consists of $3.3 million primarily related to acquisition/merger debt and $4.4 million related to capital lease payments due over the one year period ending June 30, 2001. The current maturities of $9.2 million due to related parties, net of unamortized discount of $2.9 million, consists of term payments of $3.9 million, net of unamortized discount of $2.9 million, due to EXTL Investors, the Company's third largest stockholder, notes payable of $3.3 million due to an affiliate of EXTL Investors and a note payable of $2.0 million due to an affiliate of i1.com. As disclosed in Notes 6,7 and 8 certain of these payments are in arrears on June 30,2000.


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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------


The Company will receive $6.0 million in proceeds from the sale of additional shares of Series Q Preferred Stock immediately upon the effectiveness of the registration of the common stock underlying this preferred stock. On August 25, 2000 the Company received $1.5 million from a private sale of securities and $250,000 from the sale of the Coast internet service provider business. The Company also expects to receive approximately $1.2 million from a tax refund issued to Trans Global, $650,000 from the sale of the Evans building in Denver, CO, and $575,000 from the sale of the Coast long distance business. The Company anticipates that the additional capital needed will come from a combination of financings that could consist of debt, private equity, or a line of credit facility during the twelve-month period from July 2000 through June 2001. There is the possibility that the amount of financing required could be diminished by secured equipment-based financings.

In addition to the firm commitment discussed previously, the Company is proceeding with other financing opportunities, which have not been finalized. The Company has a variety of opportunities in both the debt and equity markets to raise the necessary funds, which it needs to pay existing obligations and achieve its growth plan through the end of the quarter ended June 30, 2001.

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

The Company is in default on certain notes payable, however the Company has obtained the necessary waivers from the respective lenders.

If the Company continues to incur operating losses and is also unsuccessful in raising additional funds to cover such losses, it may not meet its current projected breakeven which could cause its growth plans to be sharply curtailed and its business to be adversely affected.

The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. On July 15, 2000, the Company failed to register the shares of common stock issuable upon conversion of the Series P and Q Preferred Stock and associated warrants with the SEC, however the holder of the Series P and Q Preferred Stock has advised the Company in writing it has no present intention to exercise its right to demand redemption, so long as the common stock and associated warrants are registered and declared effective by September 15, 2000. See Note 11 for further discussion.

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


In May 2000, the Company reached a final agreement with the former stockholders of Telekey which restructured certain terms of the original purchase agreement. This new agreement allowed the Company to integrate the Telekey operations, (prior to this time, Telekey's operations had to be kept separate in order to determine whether the earn-out criteria would be met) to improve the synergies and technological advancements realized from the merger and to allow for a change to the general management team of Telekey. The Company issued 757,500 shares of common stock, of which the value of 505,000 shares was included in the initial purchase consideration, in return for an acceleration of the original earn-out provisions as well as the termination dates of certain employment agreements. The issuance of these shares represented consideration for the earnings contingency under the original purchase agreement. As such, goodwill was increased by approximately $1.0 million for the additional 252,500 shares of common stock.

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


(c) 204,909 shares valued at $ 2.0 million became exercisable January 31, 2000 based on ORS meeting certain defined performance objectives;

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

COAST

The consolidated financial statements of the Company as of June 30, 2000 reflect the final allocation of the purchase price based on management's review and final third party appraisals. The purchase price allocation resulted in goodwill of $14.3 million and intangibles of $3.2 million related to the value of certain distribution networks, certain long distance infrastructure, internally developed software and assembled and trained workforce. On August 23, 2000 the Company sold the ISP business and are planning on selling the long distance business. The Company entered into a letter of intent with an interested third party and is moving forward to complete a definitive agreement to sell that business.

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

NOTE 6 - COLLATERALIZED ACCOUNTS PAYABLE
--------------------------------------------------------------------------------

As of June 30, 2000, Trans Global has secured accounts payable with AT&T Corp. ("AT&T") for approximately $10.5 million. The agreement is collateralized by certain fixed assets of Trans Global's with a net book value of $8.5 million at June 30, 2000. Since April 2, 2000, Trans Global has been in arrears on its scheduled payments to AT&T and is currently in negotiations with AT&T to restructure this payable. See Note 3 for further discussion.

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

         These Notes and Revolver are secured by substantially all of the Company's existing unencumbered operating assets and the Company's accounts receivable although the Company can pursue certain additional permitted financing, including equipment and facilities financing, for certain capital expenditures. The Agreement contains certain debt covenants and restrictions by and on the Company, as defined. In addition, the
                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

         Company was in default under certain of its other debt agreements as a result of non-payments of scheduled payments at June 30, 2000 and obtained a waiver through July 1, 2000 from EXTL.

         In April 2000, the Agreement was amended and EXTL consented to the Company's (1) assumption of the Coast notes payable, (2) guarantee of these Coast notes and (3) the granting of a security interest in the assets currently securing the Notes as well as the Coast assets to the Coast note holder.


 (2) Coast has two outstanding unsecured promissory notes with an affiliate of EXTL for $3.0 million and $250,000, bearing interest at an 11% rate. Interest on both notes is payable monthly with the principal due July 1, 2000 and November 29, 2001, respectively. In April 2000, the agreement was amended and the note holder consented to permit Coast to guarantee the EXTL Notes and Revolver and to secure such guarantee, and revise the debt covenants to be consistent with those in the EXTL Notes. The Company agreed to guarantee these notes and granted a security interest in the assets securing the EXTL Notes as well as the Coast assets to the Coast note holder. The Company obtained a waiver due July 1, 2000 from EXTL affiliate through July 1, 2001 for the $3.3 million debt payment's.


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


On May 12, 2000 Oasis exchanged its interest in the LLC for 1,500,000 shares of the Company's common stock, warrants to purchase 204,909 shares of common stock, and contingent warrants based on performance held by the LLC. See Note 4 for further discussion.

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

                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

The Company loaned certain of its executive officers money in connection with their exercise of non-qualified stock options in December 1999. These options were not granted under the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan") discussed below. The notes receivable of $1,210,000 are full recourse promissory notes bearing interest at 6% and are collateralized by the 430,128 shares of stock issued upon exercise of the stock options. Interest is payable quarterly in arrears and principal is due the earlier of (a) for $177,000 of the notes December 16, 2003 and for $1,033,000 of the notes December 16, 2004 or (b) the date that is 90 days after the date that the employee's employment terminates, unless such termination occurs other than "for cause" (as defined). In June 2000, pursuant to a termination agreement, a certain employee's notes due date was extended to 120 days after the date of employment was terminated. The employees also agreed to promptly redeem the outstanding note balances upon the sale of the underlying stock. The notes receivable are shown in the consolidated balance sheet as a reduction to stockholders' equity.

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


The shares of Series P Preferred Stock are convertible into a maximum of 5,151,871 shares of common stock. This maximum share amount is subject to increase if the average closing bid prices of the Company's common stock for the 20 trading days ending on the later of June 30, 2000 and the 60th calendar day after the common stock issuable upon conversion of the Series P Preferred Stock and warrants is registered is less than $9.375, provided that under no circumstances will the Series P Preferred Stock (together with the Series Q Preferred Stock and related warrants) be convertible into more than 7,157,063 shares of the Company's common stock unless the Company obtains stockholder approval of the issuance of more shares. In addition, no holder may convert the Series P Preferred Stock or exercise the warrants it owns for any shares of common stock that would cause it to own following such conversion or exercise in excess of 4.9% of the shares of the Company's common stock then outstanding.


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


On July 15, 2000, the Company failed to register the shares of common stock issuable upon conversion of the Series P Preferred Stock and associated warrants with the SEC, however the holder of the Series P Preferred Stock has advised the Company in writing that it has no present intention to exercise its right to demand redemption described in (a) above, so long as the common stock and associated warrants are registered and declared effective by September 15, 2000.

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


        On July 15, 2000, the Company failed to register the shares of common stock issuable upon conversion of the Series Q Preferred Stock and associated warrants with the SEC, however the holder of the Series Q Preferred Stock has advised the Company in writing that it has no present intention to exercise its right to demand redemption described in (a) above, so long as the common stock and associated warrants are registered and declared effective by September 15, 2000.


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

  NOTE 12 - OPERATING SEGMENT INFORMATION
--------------------------------------------------------------------------------

        The Company has four operating reporting segments consisting of Enhanced Services Network Services, Customer Care and Retail Services. The
        Company's basis for determining the segments relates to the type of services each segment provides. Enhanced Services includes the unified messaging services, telephone portal services, interactive voice and data services and the card services. Network Services includes low-cost transmission services, voice services (CyberCall and CyberFax) and several other additional services including billing and report generation designed exclusively to support CyberCall and CyberFax. Customer Care Services includes the state-of-art call center, which was part of the Company's acquisition of ORS. On August 23, 2000 the Company sold the ISP business and are planning on selling the long distance business. The Company entered into a letter of intent with an interested third party and is moving forward to complete a definitive agreement to sell that business. Retail Services primarily includes a small North American retail center. Segment results reviewed by the Company decision makers do not include general and administrative expenses, interest, depreciation and amortization and other miscellaneous income and expense items. All material intercompany transactions have been eliminated in consolidation.

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


NOTE 13  -- SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Sale of Coast Assets

Subsequent to June 30, 2000 the Company signed a letter of intent with a third party to purchase certain long-distance assets of Coast, excluding the intellectual software property, the Internet service provider business and help desk business. The Board of Directors approved the potential sale. The estimated purchase price is approximately $575,000 pending final third party appraisals and completion of management's review. A formal plan to sell any of the Coast International long-distance assets has not been finalized.

On August 23, 2000, the Company entered into an agreement to sell the remaining Coast assets, the Internet service provider business and help desk business, to Information Management Solutions Consulting, L.L.C., ("IMS"). IMS is owned by relatives of Mr. Moaveni, the Chief Operating Officer of the Company. The purchase price of $700,000 is payable to the Company in $250,000 cash and a promissory note of $450,000 secured by common stock of the Company owned by Mr. Moaveni valued at $2.832 per share or a price equal to the average market price of the last fifteen trading days prior to the execution of the agreement, whichever is greater. This purchase includes all related fixed assets as of July 31, 2000, including prepaid insurance and software, security deposits and other related assets. IMS will also assume the lease on the facility in Kansas and bandwidth contracts from two customers.

Sale of the Evans Building

The Evans building, which is located in Denver, CO was subsequently reclassed as an asset held for sale. The Company is currently in negotiations with an interested third party and expects to receive approximately $650,000, pending final third party appraisals and completion of management's review.

Tower Hill Investments Limited

On August 25, 2000, the Company issued Tower Hill Investments Limited 1,071,429 shares of our common stock and warrants to purchase 160,714 shares of common stock in a private placement for an aggregate purchase price of $1.5 million. The warrants have an exercise price of $1.40 per share and are exercisable immediately and expire on August 24, 2005.

EXTL Amended and Restated Loan and Note Purchase Agreement

On September 12, 2000 the Company received a forbearance letter and term sheet to amend and restate the Loan and Note Purchase Agreement dated April 9,1999 and related notes (see Note 8 for further discussion). The total outstanding principal balance of the existing notes to EXTL - Special Investment Risks, LLC is $19,677,989, which includes interest and penalties of $1,000,000. This note has monthly principal payments of $50,000 on the 15th of each month, with the first payment beginning October 15, 2000; the residual unpaid principal will be paid at its July 1, 2002 maturity date. EXTL Special Investment Risks, LLC will exercise its warrant to purchase 5,000,000 shares of the Company's common stock contemporaneous with closing on the Amended and Restated Loan and Note Purchase Agreement. It will fund the exercise through a reduction of $3,677,989 in the principal amount of the indebtedness, resulting in a remaining note indebtedness of $15,000,000. The balance of accrued and unpaid interest at September 15, 2000 is $1,000,000.Interest will be calculated at the prime rate plus 2% and will accrue monthly on the unpaid principal and unpaid interest and will be due at maturity. All past defaults will be waived and all violations of existing loan instruments cured. The Company also plans to issue warrants to EXTL - Special Investment Risks, LLC to purchase 1,000,000 shares of the Company's common stock at $1.94 per share expiring July 1, 2004.




                                                                    eGLOBE, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2000
--------------------------------------------------------------------------------

NOTE 14 - SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES --
--------------------------------------------------------------------------------

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


After deducting the above items, the net loss for the three and six months ended June 30, 2000 was $8.3 million and $15.0 million respectively, compared to a net loss, of $8.5 million and $9.6 million, for the three and six months ended June 30, 1999 respectively. The principal factors for the losses incurred for the three and six months ended June 30, 2000 are: (1) the continued incurrence of upfront costs to build out capacity to meet the Company's anticipated growth relating primarily to the traffic that resulted from the Trans Global merger,
(2) increased competition in the international telecommunications market, (3) a change in pricing by Trans Global's primary supplier during 1999 which increased costs and drove margins down, (4) the costs of integrating the Company's acquisitions, (5) headcount increases, and (6) legal and other charges for professional services principally incurred to support the acquisition operations.

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUSIVE OF, $2.5 MILLION AND $0.043 MILLION REPORTED BELOW OF DEFERRED COMPENSATION RELATED TO STOCK OPTIONS AND ACQUISITIONS. Selling, general and administrative expenses, exclusive of $2.5 million, and $0.043 million reported below of deferred compensation related to stock options and acquisitions totaled $13.8 million for the three months ended June 30, 2000 compared to $7.6 million for the same period in 1999, for an increase of $6.2 million. The increase in selling, general and administrative expenses is in part due to certain non-cash charges detailed above. After taking out the effect of these charges, the change in selling, general and administrative costs total $2.8 million. This remaining increase is principally the result of increases in personnel as a result of the acquisition activity which added an additional $2.5 million in payroll related costs and a net increased headcount of 200 employees from June 30, 1999 through June 30, 2000.


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


DEFERRED COMPENSATION RELATED TO ACQUISITIONS. The Company recorded no deferred compensation expense for the three months ended June 30, 2000 compared to $0.043 million for the same period in 1999. This non-cash charge relates to stock allocated to employees of acquired companies by their former owners out of acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, require the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and to continue to record the effect of subsequent changes in the market price of the issuable stock until actual issuance. These charges will not be recorded in future periods for these particular acquisitions.


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


GROSS PROFIT. Gross profit for the six months ended June 30, 2000 was $5.7 million or 8.7% of revenue as compared to $3.1 million or 3.8% of revenue for the same period in 1999. Network Services margins rose to 4.1% from 2.5% while Enhanced Services margins rose to 22.3% from 12.4% for the six months ended June 30, 2000 and June 30, 1999, respectively. The improvement in margins in the Customer Care and Retail segments of the business is due to acquisitions which occurred in the third and fourth quarters of 1999. The improvement in Enhanced Services is in part due to acquisitions of several companies in February and December of 1999 as well as more cost effective routing of telecommunications traffic. As long as the Company continues to expand its global IP network and adds additional IP routes, there will be pressure on gross margins since the Company expenses the cost of turning up a new IP route. Although there are some initial start up costs, a significant amount of the routes are now beginning to make a positive contribution. However, the

Company believes that the added efficiencies of the IP routes will quickly (usually within two quarters) begin to add positively to the gross margin. It is also expected that costs to build out the network to accommodate the anticipated threefold increase in traffic resulting from the Trans Global merger and the need to build out routes for Latin America to grow routes and services will continue to contribute negatively to gross margins. Management believes margins will continue to improve as the Company more efficiently fill its routes and obtains additional owned capacity.

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


DEFERRED COMPENSATION RELATED TO ACQUISITIONS. The Company recorded a deferred compensation expense of $1.4 million for the six months ended June 30, 2000 compared to $0.9 million for the same period in 1999. This non-cash charge relates to stock allocated to employees of acquired companies by their former owners out of acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, required the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity. These charges will not be recorded in future periods for these particular acquisitions.

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

As the Company continues its aggressive growth plan during the year 2000 and it intends to pursue that plan into the foreseeable future, the Company will have large cash demands and require aggressive cash management. The Company has raised significant financing through a combination of issuances of preferred stock and proceeds from the exercise of warrants and options. Cash and cash equivalents were $1.1 million at June 30, 2000 compared to $2.8 million at December 31, 1999. Short-term investments were $3.0 million at June 30, 2000 as compared to $1.5 million at December 31, 1999. The decrease in cash and cash equivalents of $1.6 million was primarily due to use of cash to support the Company's planned expansion of its telecommunication networks and its increased operational costs associated with the various acquisitions and the merger with Trans Global. The increase in short-term investments of $1.5 million was primarily due to an increase in cash placed in Money Market Funds received from equity-based financings and Certificates of Deposit purchased to back letters of credit given as security for payments to various vendors. Accounts receivable, net, increased by $0.8 million to $15.9 million at June 30, 2000 from $15.1 million at December 31, 1999, mainly due to increased revenues and the extension of credit to new wholesale carrier customers. Cash outflows for operating activities for the six months June 30, 2000 totaled $16.8 million, as compared to cash outflows of $14.6million for the six months ended June 30, 1999. This increase in outflows was due primarily to the Company's growth through acquisitions and the effect that the acquisition activity and upfront costs to add capacity had on operating losses and higher selling, general and administrative expenses. See further discussion in "Results of Operations."

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

Current funds will not permit the Company to achieve the growth, both short and long-term that management is targeting. The plan under which the Company is currently operating requires substantial additional funding through the second quarter of 2001 of up to $43.1 million. This estimate is based on conservative projections of a scaled growth plan using worst-case scenarios for operations. Even if the Company meets its projections for becoming EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) positive after eliminating non-cash items during the third quarter of 2000, the Company will still have capital requirements through June 2001. The Company will need to fund its pre-existing liabilities, notes payable obligations and the purchase of capital equipment, along with financing its growth plans.

The Company requires financing in the third quarter to continue its plan. The Company will receive $6.0 million in proceeds from the sale of additional shares of Series Q Preferred Stock immediately upon the effectiveness of the registration of the common stock underlying this preferred stock. In August 2000 the Company received $1.5 million from a private sale of securities and $250,000 from the sale of the Coast internet service provider business. See Note 13 for further discussion. The Company also expects to receive approximately $1.2 milliom from a tax refund, $650,000 from the sale of the Evans building in Denver, CO, and $575,000 from the sale of the long distance business. The Company anticipates that the additional capital needed will come from a combination of financings that could consist of debt, private equity, or a line of credit facility during the twelve-month period from July 2000 through June 2001. There is the possibility that the amount of financing required could be diminished by secured equipment-based financings.



In addition to the firm commitment discussed previously, the Company is proceeding with other financing opportunities, which have not been finalized. The Company has a variety of opportunities in both the debt and equity markets to raise the necessary funds, which it needs to pay existing obligations and achieve its growth plan through the end of the quarter ended June 30 , 2001.

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


The Company is in default on certain notes payable, however the Company has obtained the necessary waivers from the respective lenders.

The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. On July 15, 2000, the Company failed to register the shares of common stock issuable upon conversion of the Series P and Q Preferred Stock and associated warrants with the SEC, however the holder of the Series P and Q Preferred Stock has advised the Company in writing it has no present intention to exercise its right to demand redemption, so long as the common stock and associated warrants are registered and declared effective by September 15, 2000. See Note 11 for further discussion.

On August 23, 2000 the Company sold the Coast ISP business to a related party and are planning on selling the long-distance business. The Company entered into a letter of intent with an interested third party and are moving forward to complete a definitive agreement to sell that business. See Note 13 for further discussion.

On September 12, 2000 the Company received a forbearance letter and term sheet to amend and restate the Loan and Note Purchase Agreement dated April 9,1999 and related notes (see Note 8 for further discussion). The total outstanding principal balance of the existing notes to EXTL - Special Investment Risks, LLC is $19,677,989, which includes interest and penalties of $1,000,000. This note has monthly principal payments of $50,000 on the 15th of each month, with the first payment beginning October 15, 2000; the residual unpaid principal will be paid at its July 1, 2002 maturity date. EXTL Special Investment Risks, LLC will exercise its warrant to purchase 5,000,000 shares of the Company's common stock contemporaneous with closing on the Amended and Restated Loan and Note Purchase Agreement. It will fund the exercise through a reduction of $3,677,989 in the principal amount of the indebtedness, resulting in a remaining note indebtedness of $15,000,000. The balance of accrued and unpaid interest at September 15, 2000 is $1,000,000.Interest will be calculated at the prime rate plus 2% and will accrue monthly on the unpaid principal and unpaid interest and will be due at maturity. All past defaults will be waived and all violations of existing loan instruments cured. The Company also plans to issue warrants to EXTL - Special Investment Risks, LLC to purchase 1,000,000 shares of the Company's common stock at $1.94 per share expiring July 1, 2004.



If the Company continues to incur operating losses and is also unsuccessful in raising additional funds to cover such losses; it may not meet its current projected breakeven which could cause its growth plans to be sharply curtailed and its business to be adversely affected.

Additionally, in order to be able to continue to pursue its growth plans, the Company believes that it needs to conclude a significant financing, in the second half of 2000. Without such a financing, the Company will have to sharply curtail its activities, specifically development of its enhanced IP services.

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

                                                          eGlobe, Inc.
                                                          (Registrant)



Date:  September 13, 2000              By          /S/ Anne Haas
                                         -----------------------------------
                                                       Anne Haas

                                          Chief Accounting Officer, Treasurer
                                            (Principal Accounting Officer)




Date:  September 13, 2000              By         /S/ David Skriloff
                                         -------------------------------------
                                                      David Skriloff
                                          Chief Financial Officer