Form 10-K/A
EGLOBE INC
filed 2000-09-14
CIK 842807

================================================================================

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

================================================================================
                                  eGLOBE, INC.
                                    FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                                           PAGE
                                                                                          ------
PART I
 Item 1   Business .....................................................................     3
 Item 2   Properties ...................................................................    36
 Item 3   Legal Proceedings ............................................................    37
 Item 4   Submission of Matters to a Vote of Security Holders ..........................    37

PART II

 Item 5   Market for Registrant's Common Stock and Related Stockholder Matters .........    38
 Item 6   Selected Consolidated Financial Information ..................................    49
 Item 7   Management's Discussion and Analysis of Financial Condition and Results of
         Operations ....................................................................    50
 Item 7A  Quantitative and Qualitative Disclosure About Market Risk ....................    61
 Item 8   Consolidated Financial Statements and Supplementary Data .....................    61
 Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ....................................................................    62

PART III

 Item 10   Directors and Executive Officers of the Registrant ..........................    63
 Item 11   Executive Compensation ......................................................    67
 Item 12   Security Ownership of Certain Beneficial Owners and Management ..............    75
 Item 13   Certain Relationships and Related Transactions ..............................    77

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


   o We  restructured  key portions of our operations and refocused our business
     to  include  Internet  protocol   transmission   technologies   through  an
     acquisition of IDX at the end of 1998.

   o In 1999, we developed the Internet protocol transmission portion of our business, which is now a principal business for eGlobe.

   o In early 1999, we acquired Telekey, a specialty calling card service that improved the overall margins on our calling card business.

   o In mid-1999, we added global unified messaging (the ability to retrieve voice mail and faxes over a telephone or computer) and telephone portal (the ability to retrieve information from a portal Internet site through a telephone) capabilities through another acquisition of the assets of Connectsoft.

   o In June 1999, we changed our name to eGlobe, Inc. signaling that we have a new product line and a new focus.

   o We acquired iGlobe effective August 1999 that brought us Latin American Internet protocol transmission operations.

   o We added some needed assets and operating abilities by acquiring network operating centers in our acquisition of Swiftcall in June 1999 and a call center in our acquisition of control of ORS in September 1999.

   o We acquired Coast in December 1999 that will strengthen our telephone portal and unified messaging offerings, as well as adding to our customer support capabilities and providing us with several large e-commerce customers.

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

     o Enhanced Services, primarily consisting of domestic IP-based enhanced services such as:

          o    unified messaging,

          o    telephone portal,

          o    our   combined  IVR   (Interactive   Voice   Response)   and  IDR
               (Interactive Data Response) services, and

          o voice over Internet clearinghouse and settlement services in partnership with Trans Nexus and Cisco,along with our traditional calling card enhancement service;

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

     The 5% secured notes must be repaid in 36 specified monthly installments commencing on August 1, 1999, with all remaining unpaid principal and accrued interest being due in a single balloon payment of $7.5 million on the 36th payment date. The entire amount becomes due earlier if we complete an offering of debt or equity securities from which we receive net proceeds of at least $100 million (a "Qualified Offering"). The principal and interest of the 5% secured notes may be paid in cash. However, up to 50% of the original principal amount of the 5% secured notes may be paid in our common stock at our option if:

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

     COAST ACQUISITION. On December 2, 1999, we acquired Coast International, Inc., a provider of enhanced long-distance interactive voice and Internet services. We acquired all of the common stock of Coast in exchange for 16,100 shares of our 10% Series O cumulative convertible preferred stock (the "Series O Preferred Stock") valued at approximately $13.4 million and 882,904 shares of our common stock valued at approximately $3.0 million. The acquisition was accounted for using the purchase method of accounting. The preliminary purchase price allocation reflects the preliminary estimates of the fair value of the assets acquired based on management's review and preliminary third-party appraisals. The final purchase price will be based on management's review and completed third-party appraisals and will be allocated to goodwill and intangibles related to the value of certain distribution networks, certain long distance infrastructure, internally-developed software and assembled and trained workforce.

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

   Wemay be required to redeem the Series P Preferred Stock in the following circumstances:

   o if we fail to timely file all reports required to be filed with the SEC in order to become eligible and maintain our eligibility for the use of SEC Form S-3;

   o if we fail to register the shares of common stock issuable upon conversion of the Series P Preferred Stock and associated warrants with the SEC by July 15, 2000;

   o if we fail to timely honor conversions of the Series P Preferred Stock;

   o if we fail to use our best efforts to maintain at least 6,000,000 shares of common stock reserved for the issuance upon conversion of the Series P Preferred Stock and associated warrants;

   o if we fail to issue irrevocable instructions to our transfer agent to issue common stock certificates for conversion shares and warrant shares;

   o if we or any of our subsidiaries make an assignment for the benefit of creditors or become involved in bankruptcy, insolvency, reorganization or liquidation proceedings;

   o if we merge out of existence without the surviving company assuming the obligations relating to the Series P Preferred Stock;

   o if our common stock is no longer listed on the Nasdaq National Market, which is where our common stock is listed at present, or if we cease to be listed on the Nasdaq National Market, our common stock is not alternatively listed on the Nasdaq SmallCap Market, the New York Stock Exchange or the American Stock Exchange;

   o if the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 5,151,871 shares of common stock, as such number may be adjusted, and we have not waived such limit; or

   o if, assuming we have waived the 5,151,871 limit above, the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of our common stock and we have not obtained stockholder approval of a higher limit.

The holder of the Series P Preferred Stock has advised us that it has no present intention to exercise its right to demand redemption by virtue of the second circumstance described above so long as the registration statement is declared effective by August 31, 2000.

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

     We may be required to redeem the Series Q Preferred Stock under certain circumstances:

   o if we fail to timely file all reports required to be filed with the SEC in order to become eligible and maintain our eligibility for the use of SEC Form S-3;

   o if we fail to register the shares of common stock issuable upon conversion of the Series Q Preferred Stock and associated warrants with the SEC by July 15, 2000;

   o if we fail to timely honor conversions of the Series Q Preferred Stock;

   o if we fail to use our best efforts to maintain at least 4,000,000 shares of common stock reserved for the issuance upon conversion of the Series Q Preferred Stock and associated warrants;

   o if we fail to issue irrevocable instructions to our transfer agent to issue common stock certificates for conversion shares and warrant shares;

   o if we or any of our subsidiaries make an assignment for the benefit of creditors or become involved in bankruptcy, insolvency, reorganization or liquidation proceedings;

   o if we merge out of existence without the surviving company assuming the obligations relating to the Series Q Preferred Stock;

   o if our common stock is no longer listed on the Nasdaq National Market, which is where our common stock is listed at present, or if we cease to be listed on the Nasdaq National Market, our common stock is not alternatively listed on the Nasdaq SmallCap Market, the New York Stock Exchange or the American Stock Exchange;

   o if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 3,434,581 shares of common stock, as such number may be adjusted, and we have not waived such limit; or

   o if, assuming we have waived the 3,434,581 limit above, the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of our common stock and we have not obtained stockholder approval of a higher limit.

The holder of the Series Q Preferred Stock has advised us that it has no present intention to exercise its right to demand redemption by virtue of the second circumstance described above so long as the registration statement is declared effective by August 31, 2000.

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

     ABILITY TO BECOME PROFITABLE IN THE FUTURE. Our ability to achieve profitability and positive cash flow in the future depends upon many factors, including our ability to increase revenue while maintaining or reducing costs. A variety of factors, both external, which are beyond our control such as global pricing pressures, demand for services and general economic conditions, and internal, such as our ability to raise capital and upgrade technology and maintain vendor and customer relationships may keep us from succeeding in increasing or maintaining revenue or achieving or sustaining economies of scale and positive cash flow in the future, and our failure to do so could prevent or delay us from becoming profitable. If we do not become profitable in the future, the value of our shares could fall and we could have difficulty obtaining funds to continue our operations.

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

     Our industry is intensely competitive and rapidly evolving. The communications industry is dominated by companies much larger than us, such as AT&T, Worldcom and British Telecom, with much greater name recognition, larger customer bases and financial, personnel, marketing, engineering, technical and other resources substantially greater than ours. Some of these companies that we compete against have longstanding monopolies in some jurisdictions and receive preferential treatment from their local government. To the extent that these companies offer services similar to and priced competitively with our services, there likely would be a negative effect on our pricing which would result in lower revenues. In addition, several other companies such as ITXC, iBasis and GRIC Communications, have offered or have announced intentions to offer enhanced communications services similar to certain of the enhanced services we plan to offer. To the extent that such entities are successful in offering superior services or introducing credible service offerings before we do, we likely would be adversely affected and such effects could be material. We expect new types of products and services not yet announced or available in the marketplace to be developed and introduced which will compete with the services we offer today and plan to offer.

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

     OTHER GOVERNMENT REGULATION. In most countries where we operate, equipment cannot be connected to the telephone network without appropriate approvals, and therefore, we must obtain such approval to install and operate our operating platforms or other equipment. In most jurisdictions where we conduct business we rely on local companies with which we have ongoing contracts to obtain the requisite authority. Relying on local companies causes us to depend entirely upon the cooperation of the telephone utilities with which we have made arrangements for our authority to conduct business, as well as some of our operational and administrative requirements. Any telephone utility could cease to accommodate our requirements at any time. Depending upon the location of the telephone utility, this action could have a material adverse effect on our business and prospects. Such relationships may not continue and governmental authorities may seek to regulate our services or require us to obtain a license to conduct our business.

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


      FOR         AGAINST     ABSTAIN
--------------   ---------   --------
  25,876,407     744,965     105,114

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



                                                        HIGH        LOW
                                                     ----------   -------
       Quarter Ended June 30, 1998 ...............      4 1/4     2 1/32
       Quarter Ended September 30, 1998 ..........     3 9/16     1 9/16
       Quarter Ended December 31, 1998 ...........      2 1/2      1 1/4
       Quarter Ended March 31, 1999 ..............     3 5/16      1 1/2
       Quarter Ended June 30, 1999 ...............      5 3/4      2 5/8
       Quarter Ended September 30, 1999 ..........    3 27/32     1 9/16
       Quarter Ended December 31, 1999 ...........     4 7/16      2 3/8
       Quarter Ended March 31, 2000 ..............     13 7/8        5


B.  RECENT SALES OF UNREGISTERED SECURITIES



     During the twelve month period ended December 31, 1999, we offered and sold the following equity securities that were not registered under the Securities
Act:

1. On January 12, 1999, we concluded a $3 million private placement with Vintage Products Ltd. pursuant to which we sold 30 shares ($100,000 per share value) of our Series D Preferred Stock and granted warrants valued at $343,000 to purchase (a) 112,500 shares of our common stock at an exercise price of $.01 per share and (b) 60,000 shares of our common stock at an exercise price of $1.44 per share. These warrants are immediately exercisable and have an expiration date of January 12, 2002. The shares of Series D Preferred Stock were convertible, at the holder's option, into shares of our common stock any time after 90 days from issuance at a conversion price equal to $1.60. The shares of Series D Preferred Stock automatically convert into common stock upon the earliest of (i) the first date on which the market price of the common stock is $5.00 or more per share for any 20 consecutive trading days, (ii) the date on which 80% or more of the Series D Preferred Stock has been converted into common stock, or (iii) the date we close a public offering of equity securities at a price of at least $3.00 per share with gross proceeds of at least $20.0 million. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Regulation S because the sale was made in an offshore transaction, no directed selling efforts were made in the United States by us, a distributor, any of our affiliates or those of a distributor or any person acting on our behalf or on behalf of a distributor and we satisfied the requirements of Rule 903 (b) (3) (as to the shares issued pursuant to the Series D Preferred Stock) and the requirements of 903 (b) (5) (as to the shares issued pursuant to the warrants). Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

2. On January 12, 1999, we granted Gerard Klauer Mattison & Co., Inc. warrants valued at $650,000 to purchase 331,125 shares of common stock as consideration for services provided as described in 1 above. The warrants have an exercise price of $1.51, are immediately exercisable, and have an expiration date of January 12, 2004. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

3. On February 12, 1999, we issued 1,010,000 shares of our Series F Preferred Stock valued at $2.0 million (per share value of $1.937), and paid $125,000 in cash and $150,000 in promissory notes in exchange for all of the stock of Telekey to the former stockholders of Telekey. In addition, we agreed to issue at least 505,000 and up to 1,010,000 shares of our Series F Preferred Stock two years later, subject to Telekey's meeting certain revenue and EBITDA tests. The minimum of 505,000 shares were valued at $979,000 (per share value of $1.937). The Series F Preferred Stock can be converted at the option of the holder at any time after issuance. The Series F Preferred Stock conversion rate is equal to the quotient obtained by dividing $4.00 by the applicable Series F Market Factor. The Series F Market Factor is equal to $4.00 if the Series F Preferred Stock converts prior to December 31, 1999. After such date the Series F Market Factor is equal to (i) $2.50 if the market price (equal to the average closing price of our common stock over the 15 trading days prior to the conversion date) is less than or equal to $2.50; (ii) the market price if the market price is greater than $2.50 but less than $4.00; or (iii) $4.00 if the market price is greater than or equal to $4.00. The shares of Series F Preferred Stock automatically convert into shares of common stock on the earlier to occur of (a) the first date as of which the market price is $4.00 or more for any 15 consecutive trading days during any period that the Series F Preferred Stock is outstanding, or
    (b) July 1, 2001. We guaranteed a price of $4.00 per share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred Stock, subject to Telekey's achievement of certain defined revenue and EBITDA objectives. If the market price is less that $4.00 on December 31, 1999, we will issue additional shares of common stock upon conversion of the Series F Preferred Stock based on the ratio of $4.00 to the market price, but not more than an aggregate of 600,000 additional shares of common stock. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor.

4. On February 16, 1999, we concluded a $5 million private placement (per share value of $100,000) with EXTL Investors pursuant to which we sold 50 shares of our Series E Preferred Stock that was convertible at the election of the holder at the issuance date and granted warrants valued at $1.1 million to purchase (a) 723,000 shares of our common stock at an exercise price of $2.125 per share and (b) 277,000 shares of our common stock at an exercise price of $.01 per share. The warrants are exercisable immediately and have an expiration date of February 16, 2002. . The shares of Series E Preferred Stock automatically convert into shares of our common stock, on the earliest to occur of (a) the first date as of which the last reported sales price of our common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which the Series E Preferred Stock is outstanding,
    (b) the date that 80% or more of the Series E Preferred Stock has been converted into common stock, or (c) we complete a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to us of at least $20.0 million. The initial conversion price for the Series E Preferred Stock is $2.125, subject to adjustment if we issue common stock for less than the conversion price. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor. Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

5. On March 23, 1999, we issued 431,729 shares of our common stock (per share value of $2.375) and granted warrants valued at $62,000 to purchase 43,173 shares of our common stock at an exercise price of $.01 per share to the former IDX stockholders in payment of the first convertible subordinated promissory note in the original principal amount of $1,000,000 issued in connection with our acquisition of IDX. The warrants are immediately exercisable and expire on March 23, 2002.

6. On March 31, 1999, we issued 125,000 shares of our common stock valued at $200,000 (per share value of $1.60) and granted warrants valued at $102,000 to purchase (a) 40,000 shares of our common stock at an exercise price of $1.00 per share and (b) 40,000 shares of our common stock at an exercise price of $1.60 per share to Seymour Gordon, an existing stockholder, in payment of a promissory note in the original principal amount of $200,000. The warrants are immediately exercisable and expire on January 31, 2004. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

7. In April 1999, we granted warrants valued at $2.9 million to purchase 1,500,000 shares (1,000,000 of which have expired) of our common stock at an exercise price of $.01 per share to EXTL Investors LLC in connection with a $7 million loan to our wholly owned subsidiary, eGlobe Financing Corporation. The warrants are immediately exercisable, and the remaining warrants expire on April 9, 2002. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

8. On April 15, 1999, we granted Executive Lending LCC warrants valued at $23,496 to purchase 10,000 shares of our common stock at an exercise price of $2.18 in connection with a loan. Such shares became exercisable 5 days after their issuance and expire on April 15, 2001. The warrants issued in such private placement are exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

9. In May 1999, we concluded a private placement of $2 million with an existing shareholder pursuant to which we sold 20 shares of our Series D Preferred Stock (per share value of $100,000) and granted warrants valued at $540,000 to purchase (a) 75,000 shares of our common stock at an exercise price of $.01 per share that expire June 2, 2002, (b) 40,000 shares of our common stock at an exercise price of $1.60 per share that expire June 2, 2002 and
    (c) 76,923 shares of our common stock at an exercise price of $.01 per share that expire May 30, 2002. The warrants were immediately exercisable. The shares of Series D Preferred Stock were convertible, at the holder's option, into shares of our common stock any time after 90 days from issuance at a conversion price equal to $1.60. The shares of Series D Preferred Stock automatically convert into common stock upon the earliest of (i) the first date on which the market price of the common stock is $5.00 or more per share for any 20 consecutive trading days, (ii) the date on which 80% or more of the Series D Preferred Stock has been converted into common stock, or (iii) the date we close a public offering of equity securities at a price of at least $3.00 per share with gross proceeds of at least $20.0 million. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Regulation S because the sale was made in an offshore transaction, no directed selling efforts were made in the United States by us, a distributor, any of our affiliates or those of a distributor or any person acting on our behalf or on behalf of a distributor and we satisfied the requirements of Rule 903 (b) (3) (as to the shares issued pursuant to the Series D Preferred Stock) and the requirements of 903 (b) (5) (as to the shares issued pursuant to the warrants). Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

10. On June 2, 1999, we granted Gerard Klauer Mattison & Co., Inc. warrants for an aggregate value of $168,000 that are exercisable beginning June 20, 2000 (subsequently renegotiated and exercised in August 1999) to purchase 85,470 shares of common stock as consideration for services provided as described in 8 above. The warrants have an exercise price of $1.37 and expire January 12, 2004. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

11. On June 17, 1999, we issued one share of Series G Preferred Stock valued at $3.0 million as part of the consideration for certain assets of Connectsoft Communications Corporation and Connectsoft Holding Corp. to American United Global, Inc. The Series G Preferred Stock holder may elect to make the shares of Series G Preferred Stock convertible into shares of our common stock at any time from and after October 1, 1999, with a conversion price equal to 75% of the market price of our common stock at the time of conversion. The minimum conversion price for the Series G Preferred Stock is $3.00, subject to adjustment if we issue common stock for less than the conversion price. We will automatically redeem the Series G Preferred Stock at a price equal to the face value plus accrued and unpaid dividends of Series G Preferred Stock, in cash, upon the first to occur of the following dates: (1) on the first date on which we receive in any transaction or series of transactions, any equity financing of at least $25 million or (2) at any time following the date that is five years after we issue the Series G Preferred Stock. Additionally, the Series G Preferred Stock is redeemable by us at any time upon 30 days notice. Such security subsequently has been exchanged for a different security. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

12. In June 1999, we issued 54,473 shares of our common stock for an aggregate value of $99,000 (per share value of $1.81) to Fleming Fogtmann in connection with the settlement of certain claims. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

13. In July 1999, we issued 140,599 shares of our common stock (per share value of $3.07) to the former IDX preferred stockholders in payment of the convertible subordinated promissory note in the original principal amount of $418,024 plus accrued interest issued in connection with our acquisition of IDX.

14. In July 1999, we issued (a) 500,000 shares of Series H Preferred Stock in exchange for 500,000 shares of Series B Preferred Stock, (b) new warrants to purchase up to 1,250,000 (subsequently renegotiated to 1,087,500) shares of common stock subject to IDX meeting certain revenue, traffic and EBITDA levels on September 30, 2000 or December 31, 2000 (if the levels are not met on September 30, 2000) in exchange for the IDX Warrants, and (c) 400,000 shares of Series I Preferred Stock valued at $4.0 million (per share value of $10.00) in exchange for $4.0 million in interest bearing convertible subordinated promissory notes to the former stockholders of IDX. The shares of Series H Preferred Stock convert automatically into a maximum of 3,750,000 shares of common stock, subject to adjustment as described below, on January 31, 2000 or earlier if the closing sale price of the common stock is equal to or greater than $6.00 for 15 consecutive trading days. Providing the Series H Preferred Stock had not converted, we guaranteed a price of $6.00 per share on January 31, 2000. The warrants have an exercise price of $0.001 and expire December 31, 2000. We had the option, to redeem 150,000 shares of the Series I Preferred Stock prior to February 14, 2000 at a price of $10.00 per share plus 8% of the value of Series I Preferred Stock per annum from December 2, 1998 through the date of redemption. We had the option to redeem 250,000 shares of Series I Preferred Stock prior to July 17, 2000 at a price of $10.00 per share plus 8% of the value of Series I Preferred Stock per annum from December 2, 1998 through the date of redemption for cash, common stock or a combination of the two. Any Series I Preferred Stock not redeemed by the applicable dates discussed above automatically converts into common stock based on a conversion price of $10.00 per share plus 8% per annum of the value of the Series I Preferred Stock from December 2, 1998 through the date of conversion divided by the greater of the average closing price of common stock over the 15 days immediately prior to conversion or $2.00 up to a maximum of 3.9 million shares of common stock. We made a written election in August 1999 to pay the 8% of the value in shares of common stock upon redemption or conversion. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because there were fewer than 35 purchasers, each purchaser was an accredited investor or with his purchaser representative has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment or we reasonably believed immediately prior to making any sale that such purchaser fell within this description and we satisfied the information delivery requirements of Rule 502.

15. On July 14, 1999, we granted Dr. Joginder Soni warrants valued at $33,979 to purchase 25,000 shares of our common stock at an exercise price of $2.82 per share. Such warrants are exercisable immediately and expire on July 14, 2003. The warrants issued in such private placement are exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

16. On August 25, 1999, we concluded a $250,000 private placement with an existing stockholder, Seymour Gordon, pursuant to which we sold 160,257 shares of our common stock and granted warrants to purchase 60,000 shares of our common stock at an exercise price of $1.00 per share. The warrants are exercisable immediately and have an expiration date of August 25, 2004. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

17. On August 30, 1999, we issued (a) 416,595 shares of our common stock to Gerard Klauer Mattison & Co., Inc. upon its exercise of warrants granted in January 1999 and June 1999 and (b) 100,000 shares of our common stock to Vintage Products, Ltd. upon its exercise of warrants granted in January 1999 and June 1999. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

18. In August 1999, we issued 30 shares of Series K Preferred Stock for an aggregate value of $3.0 million (per share value of $100,000) to American United Global, Inc. in exchange for its holding of 1 share of our Series G Preferred Stock. The shares of Series K Preferred Stock are convertible, at the holder's option, into shares of our common stock at any time at a conversion price equal to $1.56, subject to adjustment for certain defined events. The shares of Series K Preferred Stock automatically convert into shares of our common stock, on the earliest to occur of (i) the first date as of which the last reported sales price of our common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series K Preferred Stock is outstanding, (ii) the date that 80% or more of the Series K Preferred Stock we have issued has been converted into shares of our common stock, or (iii) we complete a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to us of at least $20.0 million. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

19. On September 9, 1999, we issued 151,923 shares of our common stock to Vintage Products, Ltd. upon its exercise of warrants granted in January 1999 and June 1999. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

20. On September 3, 1999, we issued an aggregate of 500,000 shares of our common stock to Julie, Jeffrey, James, Jami and Janet Jensen upon their exercise of warrants granted to EXTL Investors on April 9, 1999. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

21. On September 20, 1999, as a contribution to eGlobe/Oasis LLC, and in connection with our acquisition of control of ORS we issued (a) 1,500,000 shares of our common stock valued at $3.0 million (per share value of $2.00) and (b) warrants to purchase an indefinite number of shares of common stock, subject to ORS meeting certain revenue and EBITDA tests. The warrants are exercisable for the shares of common stock at an exercise price of $0.01 as discussed below:

    (a) shares equal to the difference between $3.0 million and the value of our
        1.5 million share contribution on the date that the shares of common stock (including the shares underlying the warrants) contributed to eGlobel Oasis LLC are registered with the SEC if the value of the 1.5 million shares on that date is less than $3.0 million;

    (b) shares equal to $100,000 of our common stock for each 30-day period beyond 90 days following the date of contribution that the shares of our common stock (including the shares underlying the warrants) contributed to eGlobe/Oasis LLC remain unregistered;

    (c) shares up to $2.0 million of our common stock, subject to adjustment based upon ORS achieving certain revenue and EBITDA targets during the measurement period of August 1, 1999 to January 31, 2000, provided however, that Oasis may select a different period if: (i) ORS obtains a new customer contract at any time between the closing date and March 31,

        2000 and (ii) we enter into a new contract with a specific customer at any time between the closing date and March 31, 2000. If either of these events occur, then Oasis may select as the measurement period, in its discretion, any of the following; (x) the period from August 1, 1999 to January 31, 2000, (y) the period from September 1, 1999 to February 29, 2000 or (z) the period from October 1, 1999 to March 31, 2000;

    (d) additional shares based upon (1) ORS achieving certain revenue and EBITDA targets, and (2) the share price of our common stock at the date of registration of the shares for this transaction. Under certain circumstances, these shares may be equal to the greater of (A) 50% of the incremental revenue for the Second Measurement Period (as defined in the agreements) over $9.0 million or (B) four times the incremental Adjusted EBITDA (as defined in the agreements) for the Second Measurement Period over $1.0 million provided, however, that such number of shares shall not exceed the greater of; (i) 1,000,000 shares of our common stock or (ii) that the number of shares of our common stock determined by dividing $8.0 million by the Second Measurement Period Date Market Value (as defined in the agreements); and provided further, that if the basis for issuance of such shares is incremental revenue over $9.0 million then EBITDA for the Second Measurement Period must be at least $1.0 million for the revenue between $9.0 million and $12.0 million or at least $1.5 million for revenue above $12.0 million. In addition, eGlobel Oasis LLC may receive 500,000 shares of our common stock if the revenue for the Second Measurement Period is equal to or greater than $37.0 million and the Adjusted EBITDA for the Second Measurement Period is equal to or greater than $5.0 million.

  The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

22. On October 14, 1999, we issued one share of our Series M Preferred Stock valued at $9.6 million to Highpoint, and assumed $2.8 million of liabilities in exchange for all of the stock of iGlobe. The Series M Preferred Stock is convertible, at the option of the holder, one year after the issue date at a conversion price of $2.385. We have the right, at any time prior to the holder's exercise of its conversion rights, to repurchase the Series M Preferred Stock for cash upon a determination by our board that it has sufficient cash to fund operations and make the purchase. The share of Series M Preferred Stock shall automatically be converted into shares of common stock, based on the then-effective conversion rate, on the earliest to occur of (but no earlier than one year from issuance) (i) the first date as of which the last reported sales price of the common stock is $5.00 or more for any 10 consecutive trading days during any period in which Series M Preferred Stock is outstanding, (ii) the date that is seven years after the issue date, or (iii) the date upon which we close a public offering of equity securities at a price of at least $4.00 per share and with gross proceeds of at least $20.0 million. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

23. On October 15, 1999, we closed a private placement of $1.9 million with Safetynet Holdings, David Skriloff, Simon Strauss, Noel Kimmel, Steven Chrust and Doreen Davidson pursuant to which we issued 1,895 shares of our Series N Preferred Stock (per share value of $1,000) and granted warrants valued at $308,000 to purchase (a) 46,588 shares of our common stock at an exercise price of $3 per share and (b) 172,460 shares of our common stock at an exercise price of $5 per share. The shares of Series N Preferred Stock are immediately convertible, at the holder's option, into shares of our common stock at a conversion price equal to the greater of $2.125 and 101% of the average closing market price per commitment of the holder to invest (provided however that no shares of Series N Preferred Stock sold after the first issuance shall have an initial conversion price below the initial conversion of the shares sold at first issuance) or 85% of the market price per share of common stock, computing the market price per share for the purpose of such conversion as equal to the average closing market price per share for the five trading days immediately prior to the conversion date, provided however that the conversion price shall not be greater than the greater of $3.25 or

   150%  of  the  initial   conversion  price.  The  Series  N  Preferred  Stock
   automatically converts into shares of common stock on the earliest to occur of: (i) the date that is the fifth anniversary of the issuance of Series N Preferred Stock; (ii) the first date as of which the last reported sales price of the common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series N Preferred Stock is outstanding; (iii) the date that 80% or more of the Series N Preferred Stock issued by us has been converted into common stock, the holders thereof have agreed with us in writing to convert such Series N Preferred Stock into common stock or a combination of the foregoing; or (iv) we close a public offering of equity securities with gross proceeds of at least $25.0 million. The warrants are exercisable one year from issuance and expire three years from issuance. The exercise prices vary from $3 to $5 per share. In addition, the holders may elect to make a cash-less exercise. The Series N Preferred Stock is immediately convertible. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor. Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

24. On October 15, 1999, we issued an aggregate of 25,778 shares of our common stock to David Skriloff and Simon Strauss upon their conversion of shares of Series N Preferred Stock issued to them on October 15, 1999.

25. In November 1999 we issued 40 shares of our Series J Preferred Stock (per share value of $100,000) to EXTL Investors as prepayment of $4.0 million of senior secured notes. The shares of Series J Preferred Stock are convertible, at the holder's option, into shares of our common stock at any time at a conversion price, subject to adjustment for certain defined events, equal to $1.56. The shares of Series J Preferred Stock automatically convert into our common stock, on the earliest to occur of (i) the first date as of which the last reported sales price of our common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series J Preferred Stock is outstanding, (ii) the date that 80% or more of the Series J Preferred Stock we have issued has been converted into shares of our common stock, or (iii) we complete a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to us of at least $20.0 million. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule Regulation D because the sole purchaser was an accredited investor.

26. On November 24, 1999, we closed a $750,000 private placement with Empire CM and Empire CP pursuant to which we issued 750 shares of our Series N Preferred Stock (per share value of $1,000) and granted warrants valued at $111,000 to purchase 82,831 shares of our common stock at an exercise price of $5 per share. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor. Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business. See discussion above at 21 for details about the convertibility features of the Series N Preferred Stock and the related warrants.

27. On November 26, 1999, we issued an aggregate of 276,090 shares of our common stock to Empire CM and Empire CP upon their conversion of shares of Series N Preferred Stock issued to them on November 24, 1999.

28. On December 1, 1999 we granted warrants valued at $1,082,706 to purchase 400,000 shares of common stock at an exercise price of $1.50 per share to Gerard Klauer Mattison in exchange for investment services. The warrants were immediately exercisable and expire on December 4, 2004. The securities issued were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor.

29. On December 3, 1999, we issued 16,100 shares of our Series O Preferred Stock for an aggregate value of $13.4 million (per share value of $832.30) and 882,904 shares of our common stock for an aggregate value of $3.0 million (per share value of $3.375) to the former stockholders of Coast in exchange for all of the stock of Coast. The shares of Series O Preferred Stock are convertible, at the holder's option, into a maximum of 3,220,000 shares of common stock at any time after the later of (a) one year after the date of issuance and (b) the date we have received stockholder approval for such conversion and the applicable Hart-Scott-Rodino waiting period has expired or terminated (the "Clearance Date"), at a conversion price equal to $5.00. The shares of Series O Preferred Stock will automatically be converted into shares of common stock, on the earliest to occur of (i) the fifth anniversary of the first issuance of Series O Preferred Stock, (ii) the first date as of which the last reported sales price of common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series O Preferred Stock is outstanding, (iii) the date that 80% or more of the Series O Preferred Stock we issued has been converted into common stock, or (iv) we complete a public offering of equity securities with gross proceeds to us of at least $25.0 million at a price per share of $5.00. Notwithstanding the foregoing, the Series O Preferred Stock will not be converted into common stock prior to our receipt of stockholder approval for such conversion, which was obtained at the March 23, 2000 stockholders' meeting, and the expiration or termination of the applicable Hart-Scott-Rodino waiting period. If the events discussed above occur prior to the Clearance Date, the automatic conversion will occur on the Clearance Date. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because there were fewer than 35 purchasers, each purchaser was an accredited investor or with his purchaser representative has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment or we reasonably believed immediately prior to making any sale that such purchaser fell within this description and we satisfied the information delivery requirements of Rule 502.

30. On December 10, 1999, we closed a $25,000 private placement with John Dyett pursuant to which we issued 25 shares of our Series N Preferred Stock (per share value of $1,000) and granted warrants valued at $4,000 to purchase
    2,761 shares of common stock at an exercise price of $5 per share. See discussion above at 21 for details about the convertibility features of the Series N Preferred Stock and the related warrants. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor. Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course.

31. On December 12, 1999, we issued 526,063 shares of our common stock for an aggregate value of $1.6 million (per share price of $3.125) to Swiftcall Holding (USA), Ltd., the former stockholder of Swiftcall, as payment of the first purchase price installment under the Swiftcall purchase agreement. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

32. On December 16, 1999 we granted warrants valued at $14,700 to purchase 10,000 shares of common stock at an exercise price of $2.813 per share to Dr. Joginder Soni in exchange for an extension of a note held by Dr. Soni. The warrants are immediately exercisable and expire on December 31, 2002. The securities issued were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor.

33. On December 16, 1999, we granted options to purchase 430,128 shares of our common stock to various members of our senior management team. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because there were fewer than 35 purchasers, each purchaser was an accredited investor or with his purchaser representative has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment or we reasonably believed immediately prior to making any sale that such purchaser fell within this description and we satisfied the information delivery requirements of Rule 502.

34. On December 16, 1999, we issued 430,128 shares of our common stock to various members of our senior management team upon exercise of options granted on December 16, 1999. The employees issued notes receivable to us for the exercise of the options.

35. On December 29, 1999, we issued 1,087,500 shares of our common stock to Vintage Products, Ltd. upon its conversion of 15 shares of Series D Preferred Stock plus accrued dividends.

36. In January 2000 we closed a $525,000 private placement with the Schow Family Trust and Stephen Prough, pursuant to which we issued 525 shares of our Series N Preferred Stock (per share value of $1,000) and granted warrants valued at $157,000 to purchase 46,618 shares of common stock at an exercise price of $7.50 per share. See discussion above at 21 for details about the convertibility and conversion features of Series N Preferred Stock and the related warrants. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor. Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

37. On January 3, 2000, we issued an aggregate of 1,209,584 shares of our common stock to the former stockholders of Telekey upon their conversion of shares of Series F Preferred Stock.

38. On January 12, 2000, we issued 500,000 shares of our common stock to IDT Corporation upon its exercise of warrants granted in connection with its $7,500,000 loan in February 1998. We used the proceeds of such warrant exercise for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

39. On January 13, 2000, we issued 150,726 shares of our common stock to current Series N stockholders upon their conversion of shares of Series N Preferred Stock.

40. On January 14, 2000, we issued 1,087,500 shares of our common stock to Vintage Products Ltd. upon its conversion of 15 shares of Series D Preferred Stock plus accrued dividends.

41. On January 19, 2000, we issued 1,450,000 shares of our common stock to Vintage Products Ltd. upon its conversion of 20 shares of Series D Preferred Stock plus accrued dividends.

42. On January 26, 2000, we issued 390,302 shares of our common stock to current Series N stockholders upon their conversion of shares of Series N Preferred Stock.

43. On January 28, 2000, we concluded a $15 million private placement with RGC International Investors, LDC pursuant to which we issued 15,000 shares of our Series P Preferred Stock (per share value of $1,000) and warrants valued at $2.3 million to purchase 375,000 shares of our common stock with an exercise price of $12.04 per share. The warrants are exercisable after January 27, 2000 and expire on January 27, 2005. The Series P Preferred Stock is convertible, at the holder's option, into shares of common stock. The shares of Series P Preferred Stock will automatically be converted into shares of common stock on January 26, 2003, subject to delay for specified events. The conversion price for the Series P Preferred Stock is $12.04 until April 27, 2000, and thereafter is equal to the lesser of the five day average closing price of our common stock on Nasdaq during the 22-day period prior to conversion, and $12.04. We can force a conversion of the Series P Preferred Stock on any trading day following a period in which the closing bid price of our common stock has been greater than $24.08 for a period of at least 35 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants are registered for resale, and (2) the completion of a firm commitment underwritten public offering with gross proceeds to us of at least $45.0 million. We may be required to redeem the Series P Preferred Stock in the following circumstances:

    o if we fail to timely file all reports required to be filed with the SEC in order to become eligible and maintain our eligibility for the use of SEC Form S-3;

    o if we fail to register the shares of common stock issuable upon conversion of the Series P Preferred Stock and associated warrants with the SEC by July 15, 2000;

    o  if  we fail to timely honor conversions of the Series P Preferred Stock;

    o if we fail to use our best efforts to maintain at least 6,000,000 shares of common stock reserved for the issuance upon conversion of the Series P Preferred Stock and associated warrants;

    o if we fail to issue irrevocable instructions to our transfer agent to issue common stock certificates for conversion shares and warrant shares;

    o if we or any of our subsidiaries make an assignment for the benefit of creditors or become involved in bankruptcy, insolvency, reorganization or liquidation proceedings;

    o if we merge out of existence without the surviving company assuming the obligations relating to the Series P Preferred Stock;

    o if our common stock is no longer listed on the Nasdaq National Market, which is where our common stock is listed at present or, if we cease to be listed on the Nasdaq National Market, our common stock is not alternatively listed on the Nasdaq SmallCap Market, the New York Stock Exchange or the American Stock Exchange;

    o if the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 5,151,871 shares of common stock, as such number may be adjusted, and we have not waived such limit; or

    o if, assuming we have waived the 5,151,871 limit above, the Series P Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of our common stock and we have not obtained stockholder approval of a higher limit.

  The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because each purchaser was an accredited investor. Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds of such private placement for working capital purposes and the integration of Trans Global.

44. On January 31, 2000, we issued 2,352,941 shares of common stock to EXTL Investors upon the automatic conversion of the Series E Preferred Stock.

45. On January 31, 2000, we issued 3,262,500 shares of our common stock to the former IDX stockholders upon the automatic conversion of the Series H Preferred Stock.

46. On January 31, 2000, we issued 1,923,077 shares of our common stock to American United Global, Inc. upon the automatic conversion of the Series K Preferred Stock.

47. On January 31, 2000, we issued 2,564,102 shares of common stock to EXTL Investors upon the automatic conversion of the Series J Preferred Stock.

48. On February 14, 2000, we issued 166,304 shares of common stock upon conversion of the Series I Preferred Stock to the former stockholders of IDX.

49. On March 17, 2000, we concluded a $10 million private placement with RGC International Investors, LDC pursuant to which (a) we issued 4,000 shares of our Series Q Preferred Stock and warrants to purchase 100,000 shares of common stock valued at $739,000 for $4 million and (b) will issue an additional 6,000 shares of Series Q Preferred Stock and warrants to purchase 150,000 shares of common stock for $6 million upon effectiveness of the registration statement covering such shares. The warrants have an exercise price of $12.04 per share, are exercisable after March 17, 2000 and expire on March 17, 2005. The shares of Series Q Preferred Stock are convertible, at the holder's option, into shares of common stock. The shares of Series Q Preferred Stock will automatically be converted into shares of common stock on March 15, 2003, subject to delay for specified events. The conversion price for the Series Q Preferred Stock is $12.04 until April 26, 2000, and thereafter is equal to the lesser of the five day average closing price of our common stock on Nasdaq during the 22-day period prior to conversion, and $12.04. We can force a conversion of the Series Q Preferred Stock on any trading day following a period in which the closing bid price of our common stock has been greater than $24.08 for a period of at least 20 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series Q Preferred Stock and warrants is registered for resale, and (2) the completion of a firm commitment underwritten public offering with gross proceeds to us of at least $45.0 million. We may be required to redeem the Series Q Preferred Stock in the following circumstances:

    o if we fail to timely file all reports required to be filed with the SEC in order to become eligible and maintain our eligibility for the use of SEC Form S-3;

    o if we fail to register the shares of common stock issuable upon conversion of the Series Q Preferred Stock and associated warrants with the SEC by July 15, 2000;

    o  if  we fail to timely honor conversions of the Series Q Preferred Stock;

    o if we fail to use our best efforts to maintain at least 4,000,000 shares of common stock reserved for the issuance upon conversion of the Series Q Preferred Stock and associated warrants;

    o if we fail to issue irrevocable instructions to our transfer agent to issue common stock certificates for conversion shares and warrant shares;

    o if we or any of our subsidiaries make an assignment for the benefit of creditors or become involved in bankruptcy insolvency, reorganization or liquidation proceedings;

    o if we merge out of existence without the surviving company assuming the obligations relating to the Series Q Preferred Stock;

    o if our common stock is no longer listed on the Nasdaq National Market, which is where our common stock is listed at present or, if we cease to be listed on the Nasdaq National Market, our common stock is not alternatively listed on the Nasdaq SmallCap Market, the New York Stock Exchange or the American Stock Exchange;

    o if the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 3,434,581 shares of common stock, as such number may be adjusted, and we have not waived such limit; or

    o if, assuming we have waived the 3,434,581 limit above, the Series Q Preferred Stock is no longer convertible into common stock because it would result in an aggregate issuance of more than 7,157,063 shares of our common stock and we have not waived such limit or obtained stockholder approval at a higher limit.

The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor. Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission. We used the proceeds from such private placement for working capital purposes.

50. On March 23, 2000, we issued 40,000,000 shares of our common stock to the stockholders of Trans Global in exchange for all of the outstanding stock of Trans Global, 2,000,000 of which were placed in escrow. We issued another 2,000,000 shares that were placed in escrow in connection with the same transaction. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the sole purchaser was an accredited investor. Gerard Klauer Mattison acted as the broker in this transaction and was paid a 5.25% commission.

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

                                                                                   REVENUE
                                                                 -------------------------------------------
                                                                                    FOR THE
                                                                  FOR THE YEAR    NINE MONTHS   FOR THE YEAR
                                                                      ENDED          ENDED         ENDED
          (IN THOUSANDS)              DATE OF        BUSINESS     DECEMBER 31,   DECEMBER 31,    MARCH 31,
         ACQUIRED COMPANY           ACQUISITION      SEGMENT          1999           1998           1998
---------------------------------- ------------- --------------- -------------- -------------- -------------
eGlobe -- Card Services ..........     Legacy        Enhanced        $16,840        $21,360       $31,819
Executive TeleCard, Inc.               Legacy         Retail             394            553         1,304
 (TeleCall) ......................
IDX International, Inc. ..........    Dec.-98      Network (a)        15,690            578            --
UCI ..............................    Dec.-98        Enhanced             --             --            --
Telekey, Inc. ....................    Feb.-99      Enhanced (b)        2,968             --            --
Connectsoft (Vogo) ...............    June-99      Enhanced (c)          125             --            --
Swiftcall ........................    July-99        Network              --             --            --
iGlobe, Inc. .....................   August-99     Network (d)         3,608             --            --
Oasis Reservations Services           Sept.-99    Customer Care        1,637             --            --
 (ORS) ...........................
Interactive Media Works               Dec.-99        Enhanced            133             --            --
 (IMW) ...........................
Coast International, Inc .........    Dec.-99         Retail             607             --            --
                                                                     -------        -------       -------
Total Revenue for the period .....                                   $42,002        $22,491       $33,123

          (IN THOUSANDS)
         ACQUIRED COMPANY                   DESCRIPTION OF SERVICES
---------------------------------- ----------------------------------------
eGlobe -- Card Services .......... Pre Paid and Global Post Paid Card
                                    Services

Executive TeleCard, Inc.
 (TeleCall) ...................... Domestic long-distance services
IDX International, Inc. .......... Internet protocol
                                   transmission services
UCI .............................. Development stage company in
                                   Mediterranean region

Telekey, Inc. .................... Specialty calling card services
Connectsoft (Vogo) ............... Global unified messaging, telephone portal services and a
                                   technology license for unified
                                   messaging technology
Swiftcall ........................ Network operating center
iGlobe, Inc. ..................... Latin American Internet protocol transmission operations
Oasis Reservations Services
 (ORS) ........................... Support services and call center
Interactive Media Works
 (IMW) ........................... Interactive voice and Internet services
Coast International, Inc ......... Enhanced long-distance services
Total Revenue for the period .....




a.)i.)    IDX Series B Convertible  Preferred  Stock and warrants were exchanged for Series H Convertible Preferred Stock and new warrants on July 1, 1999. This exchange was related to a renegotiation of the IDX purchase agreement to reduce the potential dilution for other eGlobe shareholders and extend certain debt payments by up to one year.

  ii.) An election was made to pay off the first IDX convertible subordinated promissory note with common stock and warrants on March 23, 1999. The issuance of shares of common stock and additional warrants to satisfy the debt with IDX shareholders is a reflection of the Company's cash position in the middle of 1999. Cash constraints have resulted in the Company issuing additional warrants and renegotiating and extending terms on debt financings or converting debt into common stock. In this case the original note was convertible into common stock in order to allow for the possible conservation of working capital and cash flow and the conversion was done per the terms of the original agreement.

 iii.) The IDX $1.0 million Promissory Note was converted to common stock on July 1, 1999, to conserve cash.

  iv.) In December 1999, eGlobe Stock Options were granted to IDX employees to replace eGlobe shares and warrants previously granted to them at the December 1998 IDX acquisition date. Subsequent to the acquisition date in December 1998, on or about March 1999, eGlobe began negotiations with the former IDX stockholders to modify certain terms of the agreement which occurred when IDX shareholders granted their
          eGlobe stock to their employees. Such reduction in the Series H preferred stock and related warrants and the granting of new eGlobe options was done to reach a satisfactory negotiated resolution by which the IDX employees and other parties would receive certain equity interests comparable to the preferred stock and warrants previously granted to them at the acquisition date by the former IDX stockholders.

b.) The original acquisition agreement was restructured on May 24, 1999. This agreement allowed eGlobe to integrate the Telekey operations, (prior to this time, Telekey's operations had to be kept separate in order to determine whether the earn-out criteria would be met) to improve the synergies and technological advancements realized from the merger and to allow for a change to the general management team of Telekey.

c.) Series G Cumulative Convertible Redeemable Preferred Stock was exchanged for
    Series K Cumulative Convertible Preferred Stock on August 1, 1999, to eliminate the redemption feature of the Series G preferred stock.

d.) The acquisition agreement was renegotiated and the Series M stock was converted to common stock on April 17, 2000 to conserve potential negative cash flow impacts by eliminating the penalty warrant feature and slowing the rate at which shares would be released for sale into the market.

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

OVERVIEW

     We incurred a net loss of $51.5 million, $7.1 million and $13.3 million for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively, of which $25.7 million, $5.6 million and $15.0 is attributable to the following charges to income:


                                                                             DECEMBER 31,1999
                                                                            ------------------
Additional allowance for doubtful accounts ................................      $   2.4
Amortization of goodwill and other intangibles (primarily related to
 acquisitions) ............................................................          7.1
Deferred compensation to employees of acquired companies ..................          1.6
Depreciation and amortization .............................................          5.1
Interest expense net of the amortization of debt discounts related to debt           2.4
Amortization of debt discounts ............................................          5.2
Loss on early retirement of debt ..........................................          1.9
Settlement costs ..........................................................           --
Proxy-related litigation settlement costs .................................           --
Corporate realignment costs ...............................................           --
Additional provision for income taxes .....................................           --
Other items ...............................................................           --
                                                                                 -------
  Total ...................................................................      $  25.7
                                                                                 =======

                                                                             (NINE MONTHS)DECEMBER 31,1998   MARCH 31,1998
                                                                            ------------------------------- --------------
Additional allowance for doubtful accounts ................................             $   0.8                $   1.4
Amortization of goodwill and other intangibles (primarily related to
 acquisitions) ............................................................                 0.2                    0.2
Deferred compensation to employees of acquired companies ..................                 0.4                     --
Depreciation and amortization .............................................                 2.1                    2.6
Interest expense net of the amortization of debt discounts related to debt                  0.7                    1.2
Amortization of debt discounts ............................................                 0.3                    0.5
Loss on early retirement of debt ..........................................                  --                     --
Settlement costs ..........................................................                 1.0                     --
Proxy-related litigation settlement costs .................................                 0.1                    3.9
Corporate realignment costs ...............................................                  --                    3.1
Additional provision for income taxes .....................................                  --                    1.5
Other items ...............................................................                  --                    0.6
                                                                                        -------                -------
  Total ...................................................................             $   5.6                $  15.0
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

RESULTS OF OPERATIONS

   Year Ended December 31, 1999 Compared to the Nine Month Period Ended December 31, 1998 and the Year Ended March 31, 1998

     Revenue. We generate revenue from providing enhanced, network, customer care and retail services in Europe, Asia Pacific, North America and Latin America follows:




                                 YEAR ENDED             NINE MONTHS ENDED            YEAR ENDED
                              DECEMBER 31, 1999         DECEMBER 31, 1998          MARCH 31, 1998
                           -----------------------   -----------------------   -----------------------
                                                  (IN MILLIONS OF U.S. DOLLARS)
Enhanced Services           $  20.1         47.9%     $  21.4         95.1%     $  31.8         96.1%
Network Services               19.3         45.9%         0.6          2.7%          --           --
Customer Care                   1.6          3.8%          --           --           --           --
Retail Services                 1.0          2.4%         0.5          2.2%         1.3          3.9%
    Total by operation      $  42.0        100.0%     $  22.5        100.0%     $  33.1        100.0%
Europe                      $   1.5          3.6%     $   2.0          8.9%     $   3.5         10.6%
Asia Pacific                    7.9         18.8%         6.0         26.7%        10.3         31.1%
North America                  28.8         68.6%         9.0         40.0%        10.1         30.5%
Latin America                   3.5          8.3%         5.2         23.1%         8.2         24.8%
Other                           0.3          0.7%         0.3          1.3%         1.0          3.0%
    Total by geography      $  42.0        100.0%     $  22.5        100.0%     $  33.1        100.0%


     Our revenues for 1999 have increased to $42.0 million as compared to $22.5 million for the nine months ended December 31, 1998 with Network Services and Enhanced Services being the primary contributing business segment as discussed above under "Overview, Revenue." In contrast, our revenues decreased to $22.5 million for the nine months ended December 31, 1998 as compared to $33.1 million of the year ended March 31, 1998. The increase in revenue for 1999, as compared to the prior periods, is primarily due to the addition of the Network Services segment. Part of the 1999 Network Services revenue growth of $18.7 million can be attributed to the fact that the network has continued to expand and is now in 30 countries. Approximately $3.0 million of the revenue for Enhanced Services is attributable to Telekey, which was acquired in February 1999. Our call center operations since being acquired in September 1999 have contributed $1.6 million in revenue. As anticipated by management, unified messaging and telephone portal services did not generate material revenues during the two month period subsequent to the initial commercial launch of the service in October 1999.
Offsetting a portion of the increase in the 1999 revenue is a decline in the card enhancement services revenue of 6.7% for the year ended December 31, 1999 as compared to the nine month period ended December 31, 1998 with a similar 10% decline for the nine month period ended December 31, 1998 as compared to the year ended March 31, 1998. The decline in the card services business resulted directly from a combination of a precipitous decline in global prices over 1999 and a series of management policy decisions that removed us from most aspects of the card business in North America. These decisions led to the migration of customers off our platforms and a decline in minutes and associated revenue as a result of contract modifications to strengthen services and control.

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

     Selling, General and Administrative Expenses, exclusive of $1.6 million and $0.4 million reported below of deferred compensation related to acquisitions. Selling, general and administrative expenses, exclusive of $1.6 million and $0.4 million reported below of deferred compensation related to acquisitions, totaled $28.2 million, $12.1 million and $14.0 million for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively. Included in these costs is a $2.4 million provision for doubtful accounts, compared to a $0.8 million provision for the nine months ended
December 31, 1998 and a $1.4 million provision for the year ended March 31, 1998. The 200% increase in the reserve for doubtful accounts from March 31, 1998 to December 31, 1999 was primarily due to a recent deterioration in the payment performance of one customer. Excluding these charges, other selling, general and administrative expenses, principally salaries and related expenses are averaging $6.5 million per quarter for the year ended December 31, 1999, $3.8 million per quarter for the nine months ended December 31, 1998 and $3.2 million per quarter for the year ended March 31, 1998. The principal factors for the 1999 increase of 71% in the quarterly average, as compared to the nine month period ended December 31, 1998 are the incurrence of higher personnel costs resulting from recruiting and upgrading management and additions to the marketing staff in the 1998 period. Headcount increased from 199 employees in the beginning of the year to 276 at the end of the year, and is principally due to acquisition activity. Of the employees added in 1999 and before departures and/or terminations, 81% were added in the third and fourth quarters of 1999 as the result of the iGlobe (33 employees) and ORS (3 full time employees) acquisitions in the third quarter and the Coast (59 employees) acquisition in the fourth quarter of 1999. As the operations of these acquired companies are integrated, these costs as a percentage of revenue are expected to continue to decrease.

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     As we continue our aggressive growth plan into the year 2000 and we intend to pursue that plan into the foreseeable future, it will require large cash demands and aggressive cash management. In meeting our objectives, we have raised significant financing through a combination of issuances of preferred stock, proceeds from the exercise of warrants and options and a significant debt placement with EXTL Investors at an interest rate of 5% per annum. Cash and cash equivalents were $0.9 million at December 31, 1999 compared to $1.4 million at December 31, 1998. Accounts receivable, net, increased by $2.4 million to $9.3 million at December 31, 1999 from $6.9 million at December 31, 1998, mainly due to higher revenues and acquisitions. Accounts payable and accrued expenses totaled $28.7 million at December 31, 1999 (as compared to $12.0 million at December 31, 1998) resulting principally from liabilities assumed through acquisitions for which the outstanding balances as of the year ended December 31, 1999 approximate $14.7 million. In addition, the increase was in part due to deferrals of payments to certain vendors. Cash outflows from operating activities for the year ended December 31, 1999 totaled $21.7 million, compared to cash inflows of $3.6 million for the nine month period ended December 31, 1998, and was due primarily to our growth through acquisitions and the effect that the acquisition activity had on operating losses, resulting in overall lower gross margins and higher selling, general and administrative expenses.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At December 31, 1999 we had other financial instruments consisting of cash and fixed and variable rate debt which are held for purposes other than trading. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. We measure our exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices we use to determine fair value are based on management's best estimates, which consider various factors including: closing exchange prices, volatility factors and the time value of money. At December 31, 1999, the carrying value of our debt obligations, excluding capital lease obligations, was $17.6 million (net of unamortized discount of $7.3 million) which also approximates fair value. The weighted-average interest rate of our debt obligations, excluding capital lease obligations, at December 31, 1999 was 6.9%. At December 31, 1999, $0.2 million of our cash was restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions. At December 31, 1999, we were exposed to some market risk through interest rates on our long-term debt and preferred stock and foreign currency. At December 31, 1999, our exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of eGlobe, Inc., including our consolidated balance sheets as of December 31, 1999 and 1998, and consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for the year ended December 31, 1999, for the nine months ended December 31, 1998, and for the fiscal year ended March 31, 1998, and notes to consolidated financial statements, together with a report thereon of BDO Seidman, LLP, dated March 24, 2000, except for information included in Notes 10 and 18, which are as of April 6, 2000 are attached hereto as pages F-1 through F-58.

                                                                   eGLOBE, INC.
                                                  ITEM 8 - FINANCIAL STATEMENTS
                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



CONSOLIDATED FINANCIAL STATEMENTS:
 Report of Independent Certified Public Accountants ...................................... F-2
 Consolidated Balance Sheets as of December 31, 1999 and 1998 ............................ F-3
 Consolidated Statements of Operations for the Year Ended December 31, 1999, the Nine
   Months Ended December 31, 1998 and the Year Ended March 31, 1998 ...................... F-4
 Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1999,
   the Nine Months Ended December 31, 1998 and the Year Ended March 31, 1998 ............. F-5
 Consolidated Statements of Comprehensive Loss for the Year Ended December 31, 1999,
   the Nine Months Ended December 31, 1998 and the Year Ended March 31, 1998 ............. F-6
 Consolidated Statements of Cash Flows for the Year Ended December 31, 1999, the Nine
   Months Ended December 31, 1998 and the Year Ended March 31, 1998 ...................... F-7
 Summary of Accounting Policies .......................................................... F-8 - F-16
 Notes to Consolidated Financial Statements .............................................. F-17 - F-61
SCHEDULE --
II -- Valuation and Qualifying Accounts .................................................. F-62

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

                                          -----------------------------
                                         /S/ BDO SEIDMAN, LLP

March 24, 2000, except for Notes 10 and 18, which are as of April 6, 2000 Denver, Colorado
                                                                    eGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

DECEMBER 31,                                                                                     1999            1998
--------------------------------------------------------------------------------
ASSETS (Note 7) CURRENT:

 Cash and cash equivalents ...............................................................  $     935,000   $   1,407,000
 Restricted cash .........................................................................        158,000         101,000
 Accounts receivable, less allowance of $3,001,000 and $986,000 for doubtful accounts.....      9,290,000       6,851,000
 Prepaid expenses ........................................................................      1,356,000         249,000
 Other current assets ....................................................................        639,000         245,000
-------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS .....................................................................     12,378,000       8,853,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization (Notes 1 and 5) .     25,919,000      13,152,000
GOODWILL, net of accumulated amortizationof $1,572,000 and $140,000 (Note 4)..............     24,904,000      11,865,000
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $6,466,000 and $786,000 (Note      21,674,000         241,000
  2)
OTHER:
 Advances to non-affiliate, subsequently acquired (Note 4) ...............................             --         971,000
 Deposits ................................................................................      1,659,000         519,000
 Other assets ............................................................................         81,000         787,000
-------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS .......................................................................      1,740,000       2,277,000
-------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS .............................................................................  $  86,615,000   $  36,388,000
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST IN LLC, REDEEMABLE COMMON STOCK AND
 STOCKHOLDERS' EQUITY
CURRENT:

 Accounts payable ........................................................................  $  18,029,000   $   5,798,000
 Accrued expenses (Note 3) ...............................................................     10,657,000       6,203,000
 Income taxes payable (Note 11) ..........................................................        560,000       1,915,000
 Notes payable and current maturities of long-term debt (Note 5) .........................      6,813,000      13,685,000
 Notes payable and current maturities of long-term debt-related parties (Note 7) .........      4,676,000       1,154,000
 Deferred revenue ........................................................................      1,331,000         486,000
 Other liabilities .......................................................................        796,000         567,000
-------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES ................................................................     42,862,000      29,808,000
LONG-TERM DEBT, net of current maturities (Note 5) .......................................      3,529,000       1,237,000
LONG-TERM DEBT -- RELATED PARTIES, net of current maturities (Note 7) ....................      8,301,000              --
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES ........................................................................     54,692,000      31,045,000
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 9, 10, 11, 13, 14 and 16)

MINORITY INTEREST IN LLC (Note 4) ........................................................      2,748,000              --
REDEEMABLE COMMON STOCK (Note 7) .........................................................        700,000              --
STOCKHOLDERS' EQUITY (Note 10):
 Preferred stock, all series, $.001 par value, 10,000,000 and 5,000,000 shares
  authorized, 1,927,791 and 500,075 shares outstanding ...................................          2,000           1,000
 Common stock, $.001 par value, 100,000,000 shares authorized, 29,580,604 and 16,362,966
  shares outstanding .....................................................................         30,000          16,000
 Stock to be issued ......................................................................      2,624,000              --
 Notes receivable ........................................................................     (1,210,000)             --
 Additional paid-in capital ..............................................................    106,576,000      33,975,000
 Accumulated deficit .....................................................................    (80,034,000)    (28,566,000)
 Accumulated other comprehensive income (loss) ...........................................        487,000         (83,000)
-------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY ...............................................................     28,475,000       5,343,000
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES, MINORITY INTEREST IN LLC, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'      $  86,615,000   $  36,388,000
  EQUITY
-------------------------------------------------------------------------------------------------------------------------

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                                                   eGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------




                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                                        1999

--------------------------------------------------------------------------------
REVENUE (Note 12) ..............................................................   $   42,002,000
COST OF REVENUE ................................................................       41,911,000
--------------------------------------------------------------------------------

GROSS PROFIT ...................................................................           91,000
-------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Selling, general and administrative, exclusive of $1.6
   million and $0.4 million reported below of deferred
   compensation related to acquisitions ........................................       28,235,000
 Deferred compensation related to acquisitions (Note 4).........................        1,566,000
 Depreciation and amortization .................................................        5,133,000
 Amortization of goodwill and other intangible assets ..........................        7,112,000
 Settlement costs (Note 7) .....................................................               --
 Corporate realignment expense (Note 3) ........................................               --
-------------------------------------------------------------------------------------------------

TOTAL COSTS AND EXPENSES .......................................................       42,046,000
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS ...........................................................      (41,955,000)
-------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest expense ..............................................................       (7,561,000)
 Interest income ...............................................................           52,000
 Foreign currency transaction loss .............................................          (99,000)
 Minority interest in loss (Note 4) ............................................           26,000
 Proxy related litigation expense (Note 8) .....................................               --
 Other income ..................................................................               --
 Other expense .................................................................          (30,000)
-------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE ............................................................       (7,612,000)
-------------------------------------------------------------------------------------------------

LOSS BEFORE TAXES ON INCOME AND EXTRAORDINARY ITEM .............................      (49,567,000)
TAXES ON INCOME (Note 11) ......................................................               --
-------------------------------------------------------------------------------------------------

NET LOSS BEFORE EXTRAORDINARY ITEM .............................................      (49,567,000)
LOSS ON EARLY RETIREMENT OF DEBT (Note 7) ......................................       (1,901,000)
-------------------------------------------------------------------------------------------------

NET LOSS .......................................................................      (51,468,000)
PREFERRED STOCK DIVIDENDS (Note 10) ............................................      (11,930,000)
-------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...................................   $  (63,398,000)
-------------------------------------------------------------------------------------------------

NET LOSS PER SHARE (BASIC AND DILUTED) (Note 6):
 Net loss before extraordinary item ............................................   $        (2.99)
 Loss on early retirement of debt ..............................................            (0.09)
-------------------------------------------------------------------------------------------------

NET LOSS PER SHARE (Note 6) ....................................................   $        (3.08)
-------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 6) ...................................       20,610,548
-------------------------------------------------------------------------------------------------








                                                                                   NINE MONTHS
                                                                                       ENDED          YEAR ENDED
                                                                                   DECEMBER 31,        MARCH 31,
                                                                                       1998              1998
                                                                                  -------------       ----------
REVENUE (Note 12) ..............................................................  $  22,491,000     $   33,123,000
COST OF REVENUE ................................................................     12,619,000         18,866,000
------------------------------------------------------------------------------------------------------------------

GROSS PROFIT ...................................................................      9,872,000         14,257,000
------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Selling, general and administrative, exclusive of $1.6
   million and $0.4 million reported below of deferred
   compensation related to acquisitions ........................................     12,139,000         14,049,000
 Deferred compensation related to acquisitions (Note 4).........................        420,000                 --
 Depreciation and amortization .................................................      2,055,000          2,584,000
 Amortization of goodwill and other intangible assets ..........................        201,000            186,000
 Settlement costs (Note 7) .....................................................        996,000                 --
 Corporate realignment expense (Note 3) ........................................             --          3,139,000
------------------------------------------------------------------------------------------------------------------

TOTAL COSTS AND EXPENSES .......................................................     15,811,000         19,958,000
------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS ...........................................................     (5,939,000)        (5,701,000)
------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest expense ..............................................................     (1,018,000)        (1,651,000)
 Interest income ...............................................................         60,000             46,000
 Foreign currency transaction loss .............................................       (131,000)          (410,000)
 Minority interest in loss (Note 4) ............................................             --                 --
 Proxy related litigation expense (Note 8) .....................................       (119,000)        (3,901,000)
 Other income ..................................................................         57,000              6,000
 Other expense .................................................................             --            (39,000)
------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE ............................................................     (1,151,000)        (5,949,000)
------------------------------------------------------------------------------------------------------------------

LOSS BEFORE TAXES ON INCOME AND EXTRAORDINARY ITEM .............................     (7,090,000)       (11,650,000)
TAXES ON INCOME (Note 11) ......................................................             --          1,640,000
------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE EXTRAORDINARY ITEM .............................................     (7,090,000)       (13,290,000)
LOSS ON EARLY RETIREMENT OF DEBT (Note 7) ......................................             --                 --
------------------------------------------------------------------------------------------------------------------

NET LOSS .......................................................................     (7,090,000)       (13,290,000)
PREFERRED STOCK DIVIDENDS (Note 10) ............................................             --                 --
------------------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...................................  $  (7,090,000)    $  (13,290,000)
------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE (BASIC AND DILUTED) (Note 6):
 Net loss before extraordinary item ............................................  $       (0.40)    $        (0.78)
 Loss on early retirement of debt ..............................................             --                 --
------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE (Note 6) ....................................................  $       (0.40)    $        (0.78)
------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 6) ...................................     17,736,654         17,082,495
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

                                                                   eGLOBE, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE  YEAR  ENDED DECEMBER 31, 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998
                                              AND THE YEAR ENDED MARCH 31, 1998
--------------------------------------------------------------------------------


                                                                                               PREFERRED STOCK
                                                                                           -----------------------
                                                                                              SHARES      AMOUNT
------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 1, 1997 ..................................................................         --    $    --
Stock issued in lieu of cash payments ....................................................         --         --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................         --         --
Stock to be issued (Note 8) ..............................................................         --         --
Exercise of stock appreciation rights ....................................................         --         --
Issuance of warrants to purchase stock (Note 10) .........................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the year ....................................................................         --         --
------------------------------------------------------------------------------------------------------------------

 BALANCE, MARCH 31, 1998 .................................................................         --         --
Stock issued in connection with litigation settlement (Note 8) ...........................         --         --
Stock issued to common escrow (Note 8) ...................................................         --         --
Issuance of warrants to purchase stock (Note 7) ..........................................         --         --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................    500,000      1,000
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................         75         --
Deferred compensation costs (Note 4) .....................................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the period ..................................................................         --         --
------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1998 ..............................................................    500,075      1,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................         --         --
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note    1,026,101      1,000
  4)

Stock to be issued in connection with acquisitions (Note 4) ..............................         --         --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..         40         --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..      2,770         --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of  $1,085,000 (Notes 7 and 10)...................................................         --         --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................         --         --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................        (75)        --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................         30         --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................    400,000         --
Deferred compensation costs (Notes 4 and 10) .............................................         --         --
Exercise of stock options and warrants (Note 10) .........................................         --         --
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................     (1,150)        --
Stock to be issued for dividends .........................................................         --         --
Cumulative Preferred Stock dividends .....................................................         --         --
Amortization of discounts (premium) on Preferred Stocks ..................................         --         --
Other issuances and registration costs ...................................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the year ....................................................................         --         --
------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1999 ..............................................................  1,927,791    $ 2,000
------------------------------------------------------------------------------------------------------------------


                                                                                                   COMMON STOCK
                                                                                           ---------------------------
                                                                                                SHARES        AMOUNT
 BALANCE, APRIL 1, 1997 ..................................................................    15,861,240    $ 16,000
Stock issued in lieu of cash payments ....................................................        42,178          --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................     1,425,000       1,000
Stock to be issued (Note 8) ..............................................................            --          --
Exercise of stock appreciation rights ....................................................        18,348          --
Issuance of warrants to purchase stock (Note 10) .........................................            --          --
Foreign currency translation adjustment ..................................................            --          --
Net loss for the year ....................................................................            --          --
--------------------------------------------------------------------------------------------------------------------

 BALANCE, MARCH 31, 1998 .................................................................    17,346,766      17,000
Stock issued in connection with litigation settlement (Note 8) ...........................        28,700          --
Stock issued to common escrow (Note 8) ...................................................       350,000          --
Issuance of warrants to purchase stock (Note 7) ..........................................            --          --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................        62,500          --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................    (1,425,000)     (1,000)
Deferred compensation costs (Note 4) .....................................................            --          --
Foreign currency translation adjustment ..................................................            --          --
Net loss for the period ..................................................................            --          --
--------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1998 ..............................................................    16,362,966      16,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................            --          --
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note       1,161,755       1,000
  4)

Stock to be issued in connection with acquisitions (Note 4) ..............................            --          --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..       697,328       1,000
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..       160,257          --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................            --          --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................            --          --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................     3,000,000       3,000
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................            --          --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................            --          --
Deferred compensation costs (Notes 4 and 10) .............................................            --          --
Exercise of stock options and warrants (Note 10) .........................................     1,638,163       2,000
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of  $240,000 (Note 10)..........................................................     1,544,662       2,000
Stock to be issued for dividends .........................................................            --          --
Cumulative Preferred Stock dividends .....................................................            --          --
Amortization of discounts (premium) on Preferred Stocks ..................................            --          --
Other issuances and registration costs ...................................................     5,015,473       5,000
Foreign currency translation adjustment ..................................................            --          --
Net loss for the year ....................................................................            --          --
--------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1999 ..............................................................    29,580,604    $ 30,000
--------------------------------------------------------------------------------------------------------------------


                                                                                             STOCK TO BE        NOTES
                                                                                                ISSUED        RECEIVABLE
 BALANCE, APRIL 1, 1997 ..................................................................  $         --    $         --
Stock issued in lieu of cash payments ....................................................            --              --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................            --              --
Stock to be issued (Note 8) ..............................................................     3,500,000              --
Exercise of stock appreciation rights ....................................................            --              --
Issuance of warrants to purchase stock (Note 10) .........................................            --              --
Foreign currency translation adjustment ..................................................            --              --
Net loss for the year ....................................................................            --              --
------------------------------------------------------------------------------------------------------------------------

 BALANCE, MARCH 31, 1998 .................................................................     3,500,000              --
Stock issued in connection with litigation settlement (Note 8) ...........................            --              --
Stock issued to common escrow (Note 8) ...................................................    (3,500,000)             --
Issuance of warrants to purchase stock (Note 7) ..........................................            --              --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................            --              --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................            --              --
Deferred compensation costs (Note 4) .....................................................            --              --
Foreign currency translation adjustment ..................................................            --              --
Net loss for the period ..................................................................            --              --
------------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1998 ..............................................................            --              --
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................            --              --
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note              --              --
  4)

Stock to be issued in connection with acquisitions (Note 4) ..............................     2,624,000              --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..            --              --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..            --              --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................            --              --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................            --              --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................            --              --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................            --              --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................            --              --
Deferred compensation costs (Notes 4 and 10) .............................................            --              --
Exercise of stock options and warrants (Note 10) .........................................            --      (1,210,000)
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of  $240,000 (Note 10)..........................................................            --              --
Stock to be issued for dividends .........................................................            --              --
Cumulative Preferred Stock dividends .....................................................            --              --
Amortization of discounts (premium) on Preferred Stocks ..................................            --              --
Other issuances and registration costs ...................................................            --              --
Foreign currency translation adjustment ..................................................            --              --
Net loss for the year ....................................................................            --              --
------------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1999 ..............................................................  $  2,624,000    $ (1,210,000)
------------------------------------------------------------------------------------------------------------------------


                                                                                              ADDITIONAL
                                                                                                PAID-IN        ACCUMULATED
                                                                                                CAPITAL          DEFICIT
 BALANCE, APRIL 1, 1997 ..................................................................   $ 16,048,000     $  (8,186,000)
Stock issued in lieu of cash payments ....................................................        244,000                --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................      7,481,000                --
Stock to be issued (Note 8) ..............................................................             --                --
Exercise of stock appreciation rights ....................................................        138,000                --
Issuance of warrants to purchase stock (Note 10) .........................................      1,136,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the year ....................................................................             --       (13,290,000)
----------------------------------------------------------------------------------------------------------------------------

 BALANCE, MARCH 31, 1998 .................................................................     25,047,000       (21,476,000)
Stock issued in connection with litigation settlement (Note 8) ...........................         81,000                --
Stock issued to common escrow (Note 8) ...................................................      3,500,000                --
Issuance of warrants to purchase stock (Note 7) ..........................................        328,000                --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................      3,601,000                --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................        998,000                --
Deferred compensation costs (Note 4) .....................................................        420,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the period ..................................................................             --        (7,090,000)
----------------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1998 ..............................................................     33,975,000       (28,566,000)
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................     18,474,000                --
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note       28,788,000                --
  4)

Stock to be issued in connection with acquisitions (Note 4) ..............................             --                --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..      5,615,000                --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..     10,836,000                --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................        835,000                --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................      1,485,000                --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000  (Note 7) ....................................................................       (121,000)               --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................      3,000,000                --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................      3,982,000                --
Deferred compensation costs (Notes 4 and 10) .............................................      1,485,000                --
Exercise of stock options and warrants (Note 10) .........................................      1,990,000                --
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of  $240,000 (Note 10)..........................................................        238,000                --
Stock to be issued for dividends .........................................................      1,043,000                --
Cumulative Preferred Stock dividends .....................................................     (2,300,000)               --
Amortization of discounts (premium) on Preferred Stocks ..................................     (2,797,000)               --
Other issuances and registration costs ...................................................         48,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the year ....................................................................             --       (51,468,000)
----------------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1999 ..............................................................   $106,576,000     $ (80,034,000)
----------------------------------------------------------------------------------------------------------------------------




                                                                                             ACCUMULATED
                                                                                                OTHER            TOTAL
                                                                                            COMPREHENSIVE    STOCKHOLDER'S
                                                                                            INCOME (LOSS)       EQUITY
                                                                                            -------------     ------------
 BALANCE, APRIL 1, 1997 ..................................................................   $   82,000     $   7,960,000
Stock issued in lieu of cash payments ....................................................           --           244,000
Stock issued in connection with private placement, net (Notes 7 and 10) ..................           --         7,482,000
Stock to be issued (Note 8) ..............................................................           --         3,500,000
Exercise of stock appreciation rights ....................................................           --           138,000
Issuance of warrants to purchase stock (Note 10) .........................................           --         1,136,000
Foreign currency translation adjustment ..................................................      (49,000)          (49,000)
Net loss for the year ....................................................................           --       (13,290,000)
--------------------------------------------------------------------------------------------------------------------------

 BALANCE, MARCH 31, 1998 .................................................................       33,000         7,121,000
Stock issued in connection with litigation settlement (Note 8) ...........................           --            81,000
Stock issued to common escrow (Note 8) ...................................................           --                --
Issuance of warrants to purchase stock (Note 7) ..........................................           --           328,000
Stock issued in connection with acquisitions (Notes 4 and 10) ............................           --         3,602,000
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................           --           997,000
Deferred compensation costs (Note 4) .....................................................           --           420,000
Foreign currency translation adjustment ..................................................     (116,000)         (116,000)
Net loss for the period ..................................................................           --        (7,090,000)
--------------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1998 ..............................................................      (83,000)        5,343,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................           --        18,474,000
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note             --        28,790,000
  4)

Stock to be issued in connection with acquisitions (Note 4) ..............................           --         2,624,000
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..           --         5,616,000
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..           --        10,836,000
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................           --           835,000
Value of increase in conversion feature of Series B Preferred (Note 4) ...................           --         1,485,000
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................           --          (118,000)
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................           --         3,000,000
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................           --         3,982,000
Deferred compensation costs (Notes 4 and 10) .............................................           --         1,485,000
Exercise of stock options and warrants (Note 10) .........................................           --           782,000
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................           --           240,000
Stock to be issued for dividends .........................................................           --         1,043,000
Cumulative Preferred Stock dividends .....................................................           --        (2,300,000)
Amortization of discounts (premium) on Preferred Stocks ..................................           --        (2,797,000)
Other issuances and registration costs ...................................................           --            53,000
Foreign currency translation adjustment ..................................................      570,000           570,000
Net loss for the year ....................................................................           --       (51,468,000)
--------------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1999 ..............................................................   $  487,000     $  28,475,000
--------------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   eGLOBE, INC.
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
  FOR THE YEAR ENDED DECEMBER 31, 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998
                                              AND THE YEAR ENDED MARCH 31, 1998
--------------------------------------------------------------------------------


                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                                          1999
                                                                                      -------------
--------------------------------------------------------------------------------------------------------------------------

NET LOSS .........................................................................   $  (51,468,000)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .........................................          570,000
--------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE NET LOSS ...........................................................   $  (50,898,000)
--------------------------------------------------------------------------------------------------------------------------




                                                                                    NINE MONTHS ENDED      YEAR ENDED
                                                                                       DECEMBER 31,         MARCH 31,
                                                                                           1998               1998
--------------------------------------------------------------------------------------------------------------------------

NET LOSS .........................................................................    $  (7,090,000)     $  (13,290,000)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .........................................         (116,000)            (49,000)
--------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE NET LOSS ...........................................................    $  (7,206,000)     $  (13,339,000)
--------------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   eGLOBE, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          1999
-----------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES:
 Net loss ........................................................................   $ (51,468,000)
 Adjustments to reconcile net loss to cash provided by (used in)
  operating activities:
  Depreciation and amortization ..................................................      12,245,000
  Provision for bad debts ........................................................       2,434,000
  Non-cash interest expense ......................................................         889,000
  Minority interest in loss ......................................................         (26,000)
  Settlement costs (Note 7) ......................................................              --
  Common stock issued in lieu of cash payments ...................................              --
  Issuance of options and warrants for services (Note 10) ........................         181,000
  Compensation costs related to acquisitions (Note 4) ............................       1,485,000
  Amortization of debt discounts (Notes 5 and 7) .................................       5,182,000
  Proxy related litigation expense (Note 8) ......................................              --
  Loss on early retirement of debt (Note 7) ......................................       1,901,000
  Gain on sale of property and equipment .........................................              --
  Write off on non-producing internet assets .....................................              --
  Write down of building to market value .........................................              --
  Changes in operating assets and liabilities (net of changes from acquisitions - Note 4):
   Accounts receivable ...........................................................      (2,712,000)
   Prepaid expenses ..............................................................        (205,000)
   Other current assets ..........................................................         (37,000)
   Other assets ..................................................................           3,000
   Accounts payable ..............................................................      10,172,000
   Income tax payable ............................................................        (815,000)
   Accrued expenses ..............................................................        (815,000)
   Deferred revenue ..............................................................        (153,000)
   Other liabilities .............................................................          87,000
---------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................................     (21,652,000)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchases of property and equipment .............................................        (881,000)
 Proceeds from sale of property and equipment ....................................              --
 Advances to non-affiliate, subsequently acquired (Note 4) .......................              --
 Purchase of intangibles .........................................................        (299,000)
 Acquisitions of companies, net of cash acquired (Notes 4 and 17) ................      (2,799,000)
 Increase in restricted cash .....................................................          (4,000)
 Other assets ....................................................................        (224,000)
---------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES ................................................      (4,207,000)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Proceeds from notes payable (Notes 4 and 5) .....................................       2,517,000
 Proceeds from notes payable--related party (Note 7) .............................      28,258,000
 Proceeds from issuance of preferred stock .......................................      12,670,000
 Stock issuance costs ............................................................      (1,582,000)
 Proceeds from exercise of warrants ..............................................         721,000
 Proceeds from exercise of options ...............................................          61,000
 Proceeds from issuance of common stock ..........................................         250,000
 Deferred financing and acquisition costs ........................................              --
 Payments on capital leases ......................................................        (860,000)
 Payments on notes payable .......................................................      (8,582,000)
 Payments on notes payable--related party (Note 7) ...............................      (8,066,000)
---------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES ............................................      25,387,000
---------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH ..................................................        (472,000)
CASH AND CASH EQUIVALENTS, beginning of period ...................................       1,407,000
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period .........................................   $     935,000
---------------------------------------------------------------------------------------------------




                                                                                    NINE MONTHS ENDED      YEAR ENDED
                                                                                       DECEMBER 31,        MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           1998               1998
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net loss ........................................................................    $  (7,090,000)     $ (13,290,000)
 Adjustments to reconcile net loss to cash provided by (used in)
  operating activities:
  Depreciation and amortization ..................................................        2,256,000          2,770,000
  Provision for bad debts ........................................................          789,000          1,434,000
  Non-cash interest expense ......................................................               --                 --
  Minority interest in loss ......................................................               --                 --
  Settlement costs (Note 7) ......................................................          996,000                 --
  Common stock issued in lieu of cash payments ...................................               --            144,000
  Issuance of options and warrants for services (Note 10) ........................          190,000            357,000
  Compensation costs related to acquisitions (Note 4) ............................          420,000                 --
  Amortization of debt discounts (Notes 5 and 7) .................................          255,000            479,000
  Proxy related litigation expense (Note 8) ......................................           81,000          3,500,000
  Loss on early retirement of debt (Note 7) ......................................               --                 --
  Gain on sale of property and equipment .........................................          (57,000)                --
  Write off on non-producing internet assets .....................................               --             89,000
  Write down of building to market value .........................................               --             55,000
  Changes in operating assets and liabilities (net of changes from acquisitions - Note 4):
   Accounts receivable ...........................................................          887,000           (916,000)
   Prepaid expenses ..............................................................           19,000           (206,000)
   Other current assets ..........................................................          159,000            259,000
   Other assets ..................................................................               --                 --
   Accounts payable ..............................................................        3,338,000         (1,055,000)
   Income tax payable ............................................................          (90,000)         1,500,000
   Accrued expenses ..............................................................        1,034,000          2,414,000
   Deferred revenue ..............................................................          311,000             19,000
   Other liabilities .............................................................           61,000            (58,000)
----------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................................        3,559,000         (2,505,000)
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchases of property and equipment .............................................       (1,990,000)        (2,150,000)
 Proceeds from sale of property and equipment ....................................          126,000                 --
 Advances to non-affiliate, subsequently acquired (Note 4) .......................         (971,000)                --
 Purchase of intangibles .........................................................               --                 --
 Acquisitions of companies, net of cash acquired (Notes 4 and 17) ................       (2,207,000)                --
 Increase in restricted cash .....................................................         (100,000)                --
 Other assets ....................................................................         (109,000)            26,000
----------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES ................................................       (5,251,000)        (2,124,000)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Proceeds from notes payable (Notes 4 and 5) .....................................          250,000          7,810,000
 Proceeds from notes payable--related party (Note 7) .............................        1,200,000                 --
 Proceeds from issuance of preferred stock .......................................               --                 --
 Stock issuance costs ............................................................               --                 --
 Proceeds from exercise of warrants ..............................................               --                 --
 Proceeds from exercise of options ...............................................               --            138,000
 Proceeds from issuance of common stock ..........................................               --          7,345,000
 Deferred financing and acquisition costs ........................................         (524,000)                --
 Payments on capital leases ......................................................         (198,000)          (448,000)
 Payments on notes payable .......................................................          (20,000)        (9,998,000)
 Payments on notes payable--related party (Note 7) ...............................               --                 --
----------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES ............................................          708,000          4,847,000
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH ..................................................         (984,000)           218,000
CASH AND CASH EQUIVALENTS, beginning of period ...................................        2,391,000          2,173,000
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period .........................................    $   1,407,000      $   2,391,000
----------------------------------------------------------------------------------------------------------------------



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

MANAGEMENT'S PLAN

     As of December 31, 1999, the Company had a net working capital deficiency of $30.5 million. This net working capital deficiency resulted principally from a loss from operations of $42.0 million (including depreciation, amortization and other non-cash charges) for the year ended December 31, 1999. Also
                                  eGLOBE, INC.
                  SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)

MANAGEMENT'S PLAN - (CONTINUED)

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

                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

CHANGE OF FISCAL YEAR- (CONTINUED)

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

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK- (CONTINUED)

     Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the variety of customers and markets which comprise the Company's customer base, as well as the geographic diversification of the customer base.

     The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. In certain circumstances the Company will require security deposits; however, generally, the Company does not require collateral or other security to support customer receivables. As of December 31, 1999, the Company had approximately 9.1% in net accounts receivable from one customer . The Company is negotiating with this customer for a long-term payment agreement. There is no assurance the Company will receive full payment of this receivable.

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

SOFTWARE DEVELOPMENT COSTS

     Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", requires the capitalization of certain software development costs incurred subsequent to the date when technological feasibility is established and prior to the date when the product is generally available for licensing. The Company defines technological feasibility as being attained at the time a working model of a software product is completed. The Company expenses all costs incurred to establish technological feasibility of computer software
                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

SOFTWARE DEVELOPMENT COSTS - (CONTINUED)

products to be sold or leased or otherwise marketed. Upon establishing technological feasibility of a software product, the Company capitalizes direct and indirect costs related to the product up to the time the product is available for sale to customers. Capitalized software development costs are generally amortized on a product-by-product basis each year based upon the greater of: (1) the amount computed using the ratio of current year gross revenue to the sum of current and anticipated future gross revenue for that product, or (2) five year straight-line amortization. The Company acquired $8.4 million of software development costs for which technological feasibility had already been established in connection with the acquisition of Connectsoft as discussed in Note 4. Additional software development costs of $573,000 were capitalized during 1999.

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

     The carrying value of goodwill and other intangibles are reviewed on a periodic basis for recoverability based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that these amounts are not recoverable, the Company's
                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS- (CONTINUED)

carrying value of the goodwill and/or other intangibles would be reduced by the estimated shortfall of the cash flows. In addition, the Company assesses the carrying amount of these intangible assets for impairment based upon the policy discussed under "Long-Lived Assets" below. No reduction of goodwill or intangibles for impairment was necessary in 1999 or 1998.

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

REVENUE RECOGNITION

     The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable. Revenue and related direct costs from customer contracts for Enhanced, Network, Customer Care and Retail services are recognized over the terms of the contracts, which are generally one year. Cash received in advance of revenue earned is recorded as deferred revenue, including monthly subscriber charges and monthly minimum payments, which are subsequently recognized as revenue when the services are performed. Revenue is reported on a gross basis with separate display of cost of revenue to arrive at gross profit as the Company acts as principal and has the risks and rewards of ownership in each transaction. The Company has not currently entered into any barter transactions.

     Revenue for all services is recognized on an individual service basis as provided to each customer. Billings to customers are based upon established tariffs filed with the United States Federal Communications Commission, or for usage outside of the tariff requirements, at rates established by the Company.

     Revenues from the Company's card services business (Enhanced Services) comes mainly from providing various card services to customers under contracted terms who are charged on a per call basis. Certain new offerings such as unified messaging, telephone portal, interactive voice and Internet services, often have monthly subscriber charges in addition to per transaction charges. Revenues and direct costs from such services are recognized as the cards are used and the related service is provided. When a card for which service has been contracted expires without being fully used (cards generally have effective lives of up to one year), then the remaining deferred revenue is referred to as breakage and recorded as revenue at the date of expiration in accordance with the terms of the contract.

                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

REVENUE RECOGNITION - (CONTINUED)

     For Vogo (Enhanced Services), the Company's provider of software products and related services, revenue is recognized from the license of its proprietary software and related services in accordance with the provisions of SOP 97-2, "Software Revenue Recognition." SOP 97-2 requires, among other things, the individual elements of a contract for the sale of software products to be identified and accounted for separately. To date, revenue earned under software products contracts has been insignificant.

     IDX (Network Services) provides Internet protocol transmission technology. Revenue and direct costs from such services, mainly from routing charges for voice and fax traffic through the network, are recognized as the service is provided. Some Network Services contracts require monthly minimum payments to be paid, which are reported as deferred revenue and recognized as the services are performed.

     The Company, following its recent acquisition of ORS (Customer Care Services), has recorded deferred revenue related to certain reservations service contracts paid in advance, based on forecasted amounts, which will be recognized as revenue as the services are provided.

     Coast (Retail Services) recognizes revenue upon completion of telephone calls by the end users. All of the Company's remaining subsidiaries recognize revenue as service is provided.

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

                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)

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

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies the SEC's views on revenue recognition. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, SAB 101's adoption will not have a material impact on the Company's financial condition, results of operations or cash flows.

     In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2000.

                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENT - (CONTINUED)


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

1. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                                     DECEMBER 31,
                                                           ---------------------------------
                                                                                                 LIFE IN
                                                                 1999              1998           YEARS
                                                           ---------------   ---------------   -----------

Land ...................................................    $    122,000      $    122,000         --
Buildings and improvements .............................         992,000           983,000        5-20
Calling card platform equipment ........................      14,722,000        13,480,000          5
IP transmission equipment ..............................       4,229,000           888,000          5
Operations center equipment and furniture ..............      12,470,000         8,086,000         3-5
Call diverters .........................................       6,531,000         1,401,000          5
Equipment under capital leases (Note 5) ................       4,910,000         1,279,000     Lease-Term
Internet communications equipment ......................         563,000           562,000          5
                                                            ------------      ------------        ----
                                                              44,539,000        26,801,000
Less accumulated depreciation and amortization .........      18,620,000        13,649,000
                                                            ------------      ------------
                                                            $ 25,919,000      $ 13,152,000
                                                            ============      ============


     Depreciation expense for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 was $5.1 million, $2.1 million and $2.6 million, respectively.

2. OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following:



                                                     DECEMBER 31,
                                             -----------------------------
                                                                              LIFE IN
                                                  1999            1998         YEARS
                                             --------------   ------------   --------
Existing technology ......................    $  8,400,000    $      --         5
Distribution partnership network .........       5,290,000           --        4-7
Assembled and trained workforce ..........       4,391,000           --         3
Internally developed software ............       3,488,000           --        3-5
Long distance infrastructure .............       1,580,000           --         5
Non-compete agreements ...................       1,540,000           --         1
Customer contract base ...................       1,343,000           --        2-3
Licenses .................................       1,143,000      433,000        3-5
Trademarks ...............................         549,000      518,000         10
Other ....................................         416,000       76,000        4-5
                                              ------------    ---------        ---
                                                28,140,000    1,027,000
Less accumulated amortization ............       6,466,000      786,000
                                              ------------    ---------
                                              $ 21,674,000    $ 241,000
                                              ============    =========


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

     Subsequent to December 31, 1999, the Company completed the merger with Trans Global. See Note 16 for further discussion.

     IDX

     On December 2, 1998, the Company acquired all of the common and preferred stock of IDX, for an original value of approximately $10.8 million consisting of
(a) 500,000 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred") originally valued at $3.5 million which were convertible into 2,500,000 shares (2,000,000 shares until stockholder approval was obtained on June 16, 1999 and subject to adjustment as described below) of common stock;
(b) warrants ("IDX Warrants") to purchase up to an additional 2,500,000 shares of common stock (subject to stockholder approval which was obtained on June 16, 1999 and an adjustment as described below); (c) $5.0 million in 7.75% convertible subordinated promissory notes ("IDX Notes") (subject to adjustment as described below); (d) $1.5 million in bridge loan advances to IDX made by the Company prior to the acquisition which were converted into part of the purchase price plus associated accrued interest of $40,000; (e) $418,000 convertible subordinated promissory note for IDX dividends accrued and unpaid on IDX's Preferred Stock and (f) direct costs associated with the acquisition of $0.4 million (another $0.3 of direct costs were recorded in 1999). See Note 10 for a detailed description of terms of the IDX Notes and the Series B Preferred Stock and IDX Warrants. This acquisition was accounted for using the purchase method of accounting. The shares of Series B Preferred Stock, IDX Warrants and IDX Notes were subject to certain adjustments related to IDX's ability to achieve certain performance criteria, working capital levels and price guarantees for the Series B Preferred Stock and IDX Warrants providing IDX met its performance objectives.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



     The Company's common stock is currently listed on the Nasdaq National Market and as such the rules of the National Association of Securities Dealers, Inc. ("NASD") require stockholder approval of issuances of shares of common stock (or securities convertible into common stock) in acquisition transactions where the present or potential issuance of securities could result in an increase in the voting power or outstanding common shares of 20% or more. As a result of NASD rules, the initial issuance of Series B Preferred Stock provided for a conversion into 2,000,000 shares until such time that stockholder approval was obtained to increase the convertibility to 2,500,000 shares and allow for the issuance of common stock related to the IDX Warrants. At the annual meeting in June 1999, the stockholders approved the increase of the convertibility of the Series B Preferred Stock to 2,500,000 shares and IDX warrants to purchase up to 2,500,000 shares contingent on IDX meeting certain performance objectives, as discussed in (a) and (b) above, respectively. The fair value of the increase of 500,000 convertible shares was recorded as additional purchase consideration. As a result, the acquired goodwill associated with the IDX purchase was increased by approximately $1.5 million in the second quarter to reflect the higher conversion feature approved in June 1999.

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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In December 1999, the Company and the IDX stockholders agreed to reduce the Series H Preferred Stock and warrant consideration paid by the Company by a value equivalent to the consideration paid by the Company for 4,500 shares of IDX. In exchange, the IDX stockholders will not issue the original preferred stock and warrants to the above IDX employees or other parties. The Company agreed to issue eGlobe options to these employees and others related to IDX. The options will have an exercise price of $1.20 and a three year term. The options will vest 75% at March 31, 2000 and the other 25% will vest on an accelerated basis if IDX meets its earn out or in three years if it does not. These options were granted by eGlobe on January 7, 2000. The Company also agreed to issue 150,000 shares of common stock as payment of the original consideration allocated as purchase consideration for an acquisition of a subsidiary by IDX prior to the Company's purchase of IDX.

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

     UCI

     On December 31, 1998, the Company acquired all of the common stock issued and outstanding of UCI, a privately-held corporation established under the laws of the Republic of Cyprus, for a value of approximately $1.2 million for 125,000 shares of common stock (50% delivered at the acquisition date (valued at $102,000) and 50% to be delivered February 1, 2000, subject to adjustment), and $2.1 million payable as follows: (a) $75,000 paid in cash in January 1999; (b) $1.0 million in the form of two notes; (c) $1.0 million in the form of a non-interest bearing note payable only depending on the percentage of projected revenue achieved, subject to adjustment; and (d) warrants to purchase 50,000 shares of common stock with an exercise price of $1.63 per share. See Note 5 for description of the terms and conditions of the warrants. This acquisition has been accounted for under the purchase method of accounting.

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

     Telekey

     On February 12, 1999, the Company completed the acquisition of Telekey for a value of approximately $3.4 million for which it (i) paid $0.1 million at closing; (ii) issued a promissory note for $150,000 payable in equal monthly installments over one year; (iii) issued 1,010,000 shares of Series F
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Convertible Preferred Stock ("Series F Preferred") valued at $2.0 million; (iv) agreed to issue at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred Stock two years from the date of closing (or upon a change of control or certain events of default if they occur before the end of two years), subject to Telekey meeting certain revenue and EBITDA objectives; and (v) direct costs associated with the acquisition of $0.2 million. See Note 10 for detailed description of terms and conditions of the Series F Preferred Stock. The value of $979,000 for the above 505,000 shares of Series F Preferred Stock has been included in the purchase consideration.

     This acquisition was accounted for using the purchase method of accounting. The purchase price allocation based on management's review and third party appraisals resulted in goodwill of $2.1 million and acquired intangibles of approximately $3.0 million related to the value of certain distribution networks, internally developed software and assembled and trained workforce. Goodwill is being amortized on a straight-line basis over seven years. The acquired intangibles are being amortized on a straight-line basis over the useful lives of three to seven years. The final purchase amount will be determined when the contingent purchase element related to Telekey's ability to achieve certain revenue and EBITDA objectives is resolved and the additional shares are issued. Goodwill may increase when this contingency is resolved.

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

     Connectsoft

     In June 1999, the Company, through its subsidiary Vogo, purchased substantially all the assets of Connectsoft, for a value of approximately $5.3 million consisting of the following: (a) one share of the Company's 6% Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred") valued at $3.0 million; (b) $1.8 million in advances (includes $971,000 in 1998) to Connectsoft made by the Company prior to the acquisition which were converted into part of the purchase price and (c) direct costs associated with the acquisition of $0.5 million. See Note 10 for detailed description of terms of the Series G Preferred Stock. This acquisition was accounted for under the purchase method of accounting and the financial statements of the Company reflect the final allocation of the purchase price based on appraisals performed by a third party. The final allocation resulted in goodwill of $1.0 million and acquired intangibles of $9.1 million. The acquired intangibles consist of internally developed software, existing technology, assembled workforce and customer base. Intangibles are being amortized on a straight-line basis over useful lives of three to five years. Goodwill is being amortized on a straight-line basis over seven years.

     The Company also borrowed $0.5 million from the seller which bears interest at a variable rate (8.5% at December 31, 1999). Principal and interest payments are due in twelve (12) equal monthly payments commencing on September 1, 1999. The remaining principal and accrued interest also become
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

due on the first date on which (i) the Company receives in any transaction or series of transactions any equity or debt financing of at least $50.0 million or
(ii) Vogo receives in any transaction or series of transactions any equity or debt financing of at least $5.0 million. See Note 5 for further discussion.

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

     iGlobe

     Effective August 1, 1999, the Company assumed operational control of Highpoint, owned by Highpoint Telecommunications, Inc. ("HGP"). On October 14, 1999, substantially all of the operating assets of Highpoint were transferred to iGlobe, a newly formed subsidiary of HGP, and the Company acquired all of the issued and outstanding common stock of iGlobe for a value of approximately $9.9 million. In July 1999, the Company and Highpoint agreed that the Company would manage the business of iGlobe and would take responsibility for the ongoing financial condition of iGlobe from August 1, 1999, pursuant to a Transition Services and Management Agreement ("TSA"). Pursuant to this agreement, HGP financed working capital through the closing date to iGlobe for which the Company issued a short term note payable of $1.8 million (see Note 5). The acquisition closed October 14, 1999. The purchase price consisted of (i) one share of 20% Series M Convertible Preferred Stock ("Series M Preferred Stock") valued at $9.6 million (see Note 10 for further discussion), (ii) direct acquisition costs of approximately $0.3 million; and (iii) HGP was given a non-voting beneficial 20% interest of the equity interest subscribed or held by the Company in a yet-to-be-completed joint venture known as IP Solutions B.V. See Note 10 for detailed description of the Series M Preferred Stock.

     The acquisition was accounted for using the purchase method of accounting. This initial preliminary purchase price allocation based on management's review and third party appraisals has resulted in goodwill of $1.8 million and acquired intangibles of $2.4 million related to a customer base, licenses and
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operating agreements, a sales agreement and an assembled workforce. Goodwill is being amortized on a straight-line basis over seven years. The acquired intangibles are being amortized on a straight-line basis over the estimated useful lives of three years. The Company will determine the final purchase price allocation based on completion of management's review.

     ORS

     In September 1999, the Company acquired control of ORS from its sole stockholder, Oasis. The Company and Oasis formed eGlobe/Oasis Reservations LLC, ("LLC"), which is responsible for conducting the business operations of ORS. The Company manages and controls the LLC and receives 90% of the profits and losses from ORS' business. The LLC was funded by contributions effected by the members under a Contribution Agreement ("Contribution Agreement"). Oasis contributed all the outstanding shares of ORS valued at approximately $2.3 million as its contribution to the LLC. The Company contributed 1.5 million shares of its common stock valued at $3.0 million on the date of issuance and warrants to purchase additional shares of its common stock to the LLC. The warrants are exercisable for the shares of common stock as discussed below:

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

     According to the Operating Agreement, the net profits and net losses of the LLC are allocated 90% to the Company and 10% to Oasis. Proceeds from the sale of the Company's common stock or warrants would be allocated 90% to the Company and 10% to Oasis. Proceeds from the sale of the ORS stock or
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED )

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

     Coast

     On December 2, 1999, the Company acquired all the common shares of Coast which was majority owned by the Company's largest stockholder (See Note 7). The purchase consideration valued at approximately $16.7 million consisted of: (a) 16,100 shares of Series O Convertible Preferred Stock ("Series O Preferred Stock") valued at approximately $13.4 million; (b) 882,904 shares of common stock valued at approximately $3.0 million; and (c) direct costs associated with the acquisition of approximately $0.3 million. The Series O Preferred Stock is convertible into a maximum of 3,220,000 shares of common stock. See Note 10 for a detailed description of the Series O Preferred Stock and common stock.



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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED )

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

     The unaudited pro forma consolidated results of operations for the year ended March 31, 1998 include IDX's results of operations for the year ended December 31, 1997 and eGlobe's results of operations for the year ended March 31, 1998. IDX, UCI, Telekey, Connectsoft, Swiftcall, iGlobe, ORS and Coast present the results of operations for the nine months ended December 31, 1998.


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

                                  eGLOBE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:



                                                                                                     DECEMBER 31,
                                                                                            ------------------------------
                                                                                                 1999            1998
                                                                                            -------------   --------------
Promissory note to a telecommunications company, net of unamortized discount of $0
 and $206,000 (1)........................................................................    $        --     $ 7,294,000
Promissory notes for acquisition of IDX (2) .............................................             --       5,418,000
Promissory note for acquisition of UCI, net of unamortized discount of $0 and
 $43,000 (3).............................................................................        250,000         457,000
Promissory note for acquisition of UCI (4) ..............................................        500,000         500,000
Promissory note to an investor, net of unamortized discount of $0 and $26,000 (5)........        282,000         224,000
8% mortgage note, payable monthly, including interest through March 2010, with an April
 2010 balloon payment; secured by deed of trust on the related land and building ........        299,000         305,000
Promissory note of Telekey payable to a telecommunication company (6) ...................        454,000              --
Promissory note for acquisition of Connectsoft (7) ......................................        500,000              --
Promissory note for acquisition of Telekey (8) ..........................................         25,000              --
Promissory note due to seller of iGlobe (9) .............................................      1,831,000              --
Promissory note due to seller of ORS (10) ...............................................        451,000              --
Capitalized lease obligations (11) ......................................................      5,750,000         724,000
                                                                                             -----------     -----------
Total ...................................................................................     10,342,000      14,922,000
Less current maturities, net of unamortized discount of $0 and $275,000..................      6,813,000      13,685,000
                                                                                             -----------     -----------
Total notes payable and long-term debt ..................................................    $ 3,529,000     $ 1,237,000
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

(5) In September 1998, a subsidiary of the Company entered into a 12% unsecured bridge loan agreement with an investor for $250,000 and the proceeds were advanced to Connectsoft, a company acquired in September 1999 as discussed in Note 4. In connection with this transaction, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.00 per share. The value assigned to the warrants of $34,000 was recorded as a discount to the note and has been fully amortized as of
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   December 31, 1999 as additional interest expense. As part of the acquisition of Connectsoft, the Company renegotiated the terms of this note with the investor in July 1999. Pursuant to the renegotiations, the original note was replaced with a new note due September 12, 1999 representing principal plus accrued interest due on the original note. In connection with this new note, the lender was granted warrants to purchase 25,000 shares of the Company's common stock at a price of $2.82 per share. The value of $34,000 assigned to the warrants was recorded as a discount to the note and amortized over the term of the loan. In December 1999, the lender extended the note and was granted warrants to purchase 10,000 shares of the Company's common stock at a price of $2.82 per share. The value of $15,000 was recorded as interest expense in December 1999. On January 28, 2000, the Company paid the principal and interest in full.

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
                                              ===========      ===========    ===========





6. EARNINGS (LOSS) PER SHARE

     Earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic earnings (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


calculated as net income (loss) divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options of 5,245,468, 2,538,159 and 2,020,822 and warrants of 8,101,474, 1,218,167 and
1,391,667 were not included in diluted earnings (loss) per share for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively, as the effect was antidilutive due to the Company recording a loss for these periods. Contingent warrants of 1,087,500 and 2,875,000 were not included in diluted earnings (loss) per share for the year ended December 31, 1999 and the nine months ended December 31, 1998, respectively, as conditions for inclusion had not been met. In addition, convertible preferred stock, including dividends payable in shares of common stock, stock to be issued, and convertible subordinated promissory notes convertible into 26,223,940 and 5,323,926 shares of common stock were not included in diluted earnings (loss) per share for the year ended December 31, 1999 and for the nine month period ended December 31, 1998, respectively, due to the loss for the periods. There was no convertible preferred stock or convertible debt outstanding at March 31, 1998.

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




                                                                 YEAR                 NINE                YEAR
                                                                 ENDED            MONTHS ENDED            ENDED
                                                             DECEMBER 31,         DECEMBER 31,          MARCH 31,
                                                                 1999                 1998                1998
                                                          ------------------   -----------------   ------------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
 NUMERATOR

 Net loss before extraordinary item ...................     $  (49,567,000)      $  (7,090,000)      $  (13,290,000)
 Preferred stock dividends ............................        (11,930,000)                 --                   --
                                                            --------------       -------------       --------------
 Net loss before extraordinary item attributable to
   common stockholders ................................        (61,497,000)         (7,090,000)         (13,290,000)
 Loss on early retirement of debt .....................         (1,901,000)                 --                   --
                                                            --------------       -------------       --------------
 Net loss attributable to common stockholders .........     $  (63,398,000)      $  (7,090,000)      $  (13,290,000)
                                                            ==============       =============       ==============
 DENOMINATOR

 Weighted average shares outstanding ..................         20,610,548          17,736,654           17,082,495
                                                            ==============       =============       ==============
 PER SHARE AMOUNTS (BASIC AND DILUTED)
 Net loss before extraordinary item ...................     $        (2.99)      $       (0.40)      $        (0.78)
 Loss on early retirement of debt .....................              (0.09)                 --                   --
                                                            --------------       -------------       --------------
 Net loss per share ...................................     $        (3.08)      $       (0.40)      $        (0.78)
                                                            ==============       =============       ==============


                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table lists accrued preferred dividends by preferred stock series for the year ended December 31, 1999. There were no preferred dividends for the nine months ended December 31, 1998 and for the twelve months ended March 31, 1998.





 PREFERRED STOCK        YEAR ENDED
      SERIES         DECEMBER 31, 1999
-----------------   ------------------
         B              $ 4,601,000
         C                2,215,000
         D                1,608,000
         E                1,847,000
         F                       --
         G                       --
         H                       --
         I                  139,000
         J                   29,000
         K                  200,000
         M                  537,000
         N                  697,000
         O                   57,000
                        -----------
       Total            $11,930,000
                        ===========


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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

   Asadditional consideration for the Notes, EXTL was granted warrants vesting over two years and expiring in three years, to purchase 5,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The value assigned such warrants of approximately $10.7 million was recorded as a discount to the Notes and is being amortized over the term of the Notes as additional interest expense.

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

   In August 1999, the Company entered into a stock purchase agreement with the lender. Under this agreement, the lender agreed to purchase 160,257 shares of common stock of the Company at a price per share of $1.56 and received a warrant to purchase 60,000 shares of common stock of the Company at a price per share of $1.00. Additionally, the lender acquired an
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  option to exchange the principal of the note (up to a maximum amount of $500,000) for: (1) shares of common stock of the Company at a price per share of $1.56 and (2) warrants to purchase shares of common stock of the Company at a price of $1.00 (60,000 shares per $250,000 of debt exchanged). The value of the maximum number of warrants that would be issued upon exercise of the option of approximately $71,000 was recorded as additional debt discount and was amortized as interest expense through December 31, 1999.

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

     In order to resolve all current and potential issues, Mr. Jensen and the Company agreed to exchange his current holding of 1,425,000 shares of common stock for 75 shares of 8% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), which management estimated to have a fair market value of approximately $3.4 million and a face value of $7.5 million. The terms of the Series C
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Preferred Stock permitted Mr. Jensen to convert the face value of the preferred stock to common stock at 90% of the market price, subject to a minimum conversion price of $4.00 per share and a maximum of $6.00 per share. The difference between the estimated fair value of the preferred stock issued and the market value of the common stock surrendered resulted in a non-cash charge to the Company's statement of operations of approximately $1.0 million in the nine months ended December 31, 1998.

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

     Redeemable Common Stock

     Upon the execution of the Coast merger agreement, one of the Coast stockholders signed an employment agreement with the Company. Under a side letter to the employment agreement, the Company was obligated to repurchase the 247,213 shares of common stock issued to this employee in the Coast acquisition for $700,000 under certain conditions. The Company shall, within 180 days of the date of the Coast stockholder's employment, provided that the Company has raised at least $15.0 million in equity through a public or private placement, purchase 247,213 shares of the Company's common shares at $2.83 per share. If the conditions mentioned above do not occur within 120 days of the date of employment, the shareholder has the option to withdraw the redemption feature. The Company may purchase up to 50,000 shares of common stock of the Company from the Coast stockholder at a price per share of $2.83. At any time after the date that is 120 days after the date of the Coast stockholders employment, they may elect not to have any portion or all of these Company common shares purchased by providing written notice of such election to the Company. Accordingly, the redemption value of $700,000 for these shares was reclassified and reflected as Redeemable Common Stock at December 31, 1999. Subsequent to December 31, 1999, this employee waived the redemption feature. As a result, this amount will be reclassified to stockholders' equity in the first quarter of 2000.

                                  eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

                                  eGLOBE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Following is a detailed discussion of each series of preferred stock outstanding at December 31, 1999 and 1998:

     Series B Convertible Preferred Stock

     On December 2, 1998, the Company issued 500,000 shares of Series B Preferred Stock valued at $3.5 million (value increased an additional $1.5 million in June 1999) in connection with the acquisition of IDX. The shares of Series B Preferred Stock were convertible at the holders' option at any time at the conversion rate (of a 5 to 1 ratio of common stock to preferred). The shares of Series B Preferred Stock automatically convert into shares of common stock on the earlier to occur of (a) the first date that the 15 day average closing sales price of common stock is equal to or greater than $8.00 or (b) 30 days after December 2, 1999. The Series B Preferred Stock had no stated liquidation preferences, was not redeemable and the holders were not entitled to dividends unless declared by the Board of Directors.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     In July 1999, the Company renegotiated the terms of the IDX purchase agreement with the IDX stockholders. Pursuant to the renegotiations, the Series B Preferred Stock was reacquired by the Company in exchange for 500,000 shares of Series H Preferred Stock. As a result of the exchange agreement, the Company recorded the excess of the fair market value of the new preferred stock over the carrying value of the reacquired preferred stock, as a dividend to the Series B stockholders of approximately $6.0 million. Pursuant to further renegotiations in December 1999, this dividend was reduced by approximately $1.4 million. (See
Note 4 for further discussion).

     Series B stockholders are entitled to vote with shares of the common stock, not as a separate class, at any annual or special meeting of stockholders of the Company, and could act by written consent in the same manner as the common stock in either case upon the following basis: each holder of shares of the Series B Preferred Stock shall be entitled to such number of votes as shall be equal to 25% of the number of shares of common stock into which the holder's aggregate number of shares are convertible.



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

     Series C stockholders had no voting rights unless dividends payable on the shares of Series C Preferred Stock were in arrears for six quarterly periods in which case Series C stockholders would vote separately as a class with the shares of any other preferred stock having similar voting rights. They would be entitled at the next regular or special meeting of stockholders of the Company to elect one director. Such voting rights would continue until such time as the dividend arrearage on Series C Preferred Stock were paid in full. The affirmative vote of the holder of the Series C Preferred Stock was required for the issuance of any class or series of stock of the Company ranking senior to or equal to the Series C Preferred Stock as to dividends or rights on liquidation, winding up and dissolution.

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

     The value of approximately $634,000 assigned to these warrants when granted was originally recorded as a discount to the Series D Preferred Stock. These discounts were amortized as deemed preferred stock dividends over the periods from the dates of the grants to the dates that the Series D
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Preferred Stock could first be converted into common stock defined as 90 days from issuance. On August 20, 1999, the exercise price of $1.60 for 100,000 warrants was lowered to $1.44 per share. The value assigned to this revision in terms was recorded as a preferred stock dividend. In connection with the revision in terms, the investor exercised the warrants to purchase 100,000 shares at a price of $1.44 per share and warrants to purchase 75,000 shares at $0.01 per share. As of December 31, 1999, warrants to purchase 112,500 shares at $0.01 per share were outstanding.

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

     Series D stockholders have no voting rights unless dividends payable on the shares of Series D Preferred Stock are in arrears for 6 quarterly periods in which case Series D stockholders will vote separately as a class with the shares of any other preferred stock having similar voting rights. They will be entitled at the next regular or special meeting of stockholders of the Company to elect one director. Such voting rights will continue until such time as the dividend arrearage on Series D Preferred Stock has been paid in full. The affirmative vote of at least 66 2/3% of the holders of the Series D Preferred Stock is required for the issuance of any class or series of stock of the Company ranking senior to or equal with the Series D Preferred Stock as to dividends or rights on liquidation, winding up and dissolution.

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

     Series E Cumulative Convertible Preferred Stock

     In February 1999, the Company issued 50 shares of Series E Preferred Stock to the Company's largest stockholder, for gross proceeds of $5.0 million. The Series E Preferred Stock carried an annual dividend of 8%, payable quarterly beginning December 31, 2000. All dividends that would accrue through December 31, 2000 on each share of Series E Preferred Stock are payable in full upon conversion of such share. As a result, dividends through December 31, 2000 were accrued over the period from the issuance date to the date that the Series E Preferred Stock could first be converted by the holder. The Company accrued approximately $750,000 in Series E Preferred Stock dividends as of December 31, 1999. As additional consideration, the Company issued to the holder three year warrants to purchase 723,000 shares of common stock at $2.125 per share and 277,000 shares of common stock at $0.01 per share. The value of $1.1 million assigned to such warrants was recorded as a deemed dividend when granted because the Series E Preferred Stock was
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

convertible at the election of the holder at the issuance date. In connection with a debt placement concluded in April 1999 (see Note 7), the Series E Preferred Stockholder elected to make such shares convertible; accordingly, such shares were no longer redeemable.

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

     Series E stockholders have no voting rights unless dividends payable on the shares of Series E Preferred Stock are in arrears for 6 quarterly periods in which case Series E stockholders will vote separately as a class with the shares of any other preferred stock having similar voting rights. They will be entitled at the next regular or special meeting of stockholders of the Company to elect one director. Such voting rights will continue until such time as the dividend arrearage on Series E Preferred Stock has been paid in full. The affirmative vote of at least 66 2/3% of the holders of the Series E Preferred Stock is required for the issuance of any class or series of stock of the Company ranking senior to or equal to the Series E Preferred Stock as to dividends or rights on liquidation, winding up and dissolution.

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

     The Series F Preferred Stock can be converted at the option of the holder at any time after issuance. The Series F Preferred Stock conversion rate is equal to the quotient obtained by dividing $4.00 by the applicable Series F Market Factor. The Series F Market Factor is equal to $4.00 if the Series F Preferred Stock converts prior to December 31, 1999. After such date the Series F Market Factor is equal to (i) $2.50 if the Market Price (equal to the average closing price of the Company's common stock over the 15 trading days prior to the conversion date) is less than or equal to $2.50; (ii) the Market Price if the Market Price is greater than $2.50 but less than $4.00; or (iii) $4.00 if the Market Price is greater than or equal to $4.00. The shares of Series F Preferred Stock initially issued automatically convert into shares of common stock on the earlier to occur of (a) the first date as of which the market price is $4.00 or more for any 15 consecutive trading days during any period that the Series F Preferred Stock is outstanding, or (b) July 1, 2001. The Company guaranteed a price of $4.00 per share at December 31, 1999 to recipients of the common stock issuable upon the conversion of the Series F Preferred Stock, subject to Telekey's achievement of certain defined revenue and EBITDA objectives. The Series F Preferred Stock carries no dividend obligation.

     On December 31, 1999, the market price of the Company's common stock exceeded $4.00, therefore, no additional shares were issuable. On January 3, 2000, the former stockholders of Telekey converted their combined 1,010,000 shares of Series F Preferred Stock into a total of 1,209,584 shares of common stock.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Series F stockholders are entitled to vote with shares of the common stock and not as a separate class, at any annual or special meeting of stockholders of the Company, and may act by written consent in the same manner as the common stock in either case upon the following basis: each holder of shares of the Series F Preferred Stock shall be entitled to such number of votes as shall be equal to 25% of the number of shares of common stock into which the holder's aggregate number of shares are convertible.

     In February 2000, the Company reached a preliminary agreement with the former stockholders of Telekey to restructure certain terms of the original acquisition agreement. Such restructuring, which is subject to completion of final documentation, includes an acceleration of the original earn-out provision. See Note 4.

     Series G Cumulative Convertible Redeemable Preferred Stock

     In connection with the purchase of substantially all of the assets of Connectsoft in June 1999, as discussed in Note 4, the Company issued one share of Series G Preferred Stock valued at $3.0 million. The Series G Preferred Stock carried an annual dividend of 6%, payable annually beginning September 30, 2000. The one share of Series G Preferred Stock was convertible, at the holder's option, into shares of the Company's common stock any time after October 1, 1999 at a conversion price equal to the greater of (i) 75% of the market price of the common stock on the date the conversion notification is received by the Company and (ii) a minimum purchase price of $3.00. The Series G Preferred Stock was redeemable by the Company upon the first to occur of the following dates (a) on the first day on which the Company received in any transaction or series of transactions any equity financing of at least $25.0 million or (b) on June 14, 2004. In August 1999, the Company issued 30 shares of Series K Preferred Stock in exchange for the one share of Series G Preferred Stock. This exchange is discussed in more detail below.

     Series G stockholders have no voting rights unless dividends payable on the shares of Series G Preferred Stock are in arrears for 6 quarterly periods in which case Series G stockholders would vote separately as a class with the shares of any other preferred stock having similar voting rights. They would be entitled at the next regular or special meeting of stockholders of the Company to elect one director. Such voting rights would continue until such time as the dividend arrearage on Series G Preferred Stock were paid in full. The affirmative vote of at least 66 2/3% of the holders of the Series G Preferred Stock was required for the issuance of any class or series of stock of the Company ranking senior to or equal with the Series G Preferred Stock as to dividends or rights on liquidation, winding up and dissolution.

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

     Series H stockholders may vote with shares of the common stock, not as a separate class, at any annual or special meeting of stockholders of the Company, and may act by written consent in the same manner as the common stock in either case upon the following basis: each holder of shares of the Series H Preferred Stock shall be entitled to such number of votes as shall be equal to 25% of the number of shares of Common Stock into which the holder's aggregate number of shares are convertible.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Series I stockholders have no voting rights, unless otherwise provided by Delaware corporation law.

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

     Series J stockholders have no voting rights unless dividends payable on the shares of Series J Preferred Stock are in arrears for 6 quarterly periods in which case Series J stockholders will vote separately as a class with the shares of any other preferred stock having similar voting rights. They will be entitled at the next regular or special meeting of stockholders of the Company to elect one director. Such voting rights will continue until such time as the dividend arrearage on Series J Preferred Stock has been paid in full. The affirmative vote of at least 66 2/3% of the holders of the Series J Preferred Stock is required for the issuance of any class or series of stock of the Company ranking senior to or equal to the Series J Preferred Stock as to dividends or rights on liquidation, winding up and dissolution.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Series K Preferred Stock carries an annual dividend of 5% which is payable quarterly, beginning December 31, 2000. All dividends that would accrue through December 31, 2000 on each share of Series K Preferred Stock are payable in full upon conversion of such share. As a result, dividends through December 31, 2000, were accrued over the period from the issuance date to the date that the Series K Preferred Stock could first be converted by the holder. The Company accrued approximately $200,000 in Series K Preferred Stock cumulative dividends as of December 31, 1999. The shares of Series K Preferred Stock are convertible, at the holder's option, into shares of the Company's common stock at any time at a conversion price equal to $1.56, subject to adjustment for certain defined events. The shares of Series K Preferred Stock automatically convert into the Company's common stock, on the earliest to occur of (i) the first date as of which the last reported sales price of the Company's common stock on Nasdaq is $5.00 or more for any 20 consecutive trading days during any period in which Series K Preferred Stock is outstanding, (ii) the date that 80% or more of the Series K Preferred Stock the Company has issued has been converted into the Company's common stock, or (iii) the Company completes a public offering of equity securities at a price of at least $3.00 per share and with gross proceeds to the Company of at least $20.0 million.

     Series K stockholders have no voting rights unless dividends payable on the shares of Series K Preferred Stock are in arrears for 6 quarterly periods in which case Series K stockholders will vote separately as a class with the shares of any other preferred stock having similar voting rights. They will be entitled at the next regular or special meeting of stockholders of the Company to elect one director. Such voting rights will continue until such time as the dividend arrearage on Series K Preferred Stock has been paid in full. The affirmative vote of at least 66 2/3% of the holders of the Series K Preferred Stock is required for the issuance of any class or series of stock of the Company ranking senior to or equal with the Series K Preferred Stock as to dividends or rights on liquidation, winding up and dissolution.

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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Series M stockholders have no voting rights unless dividends payable on the shares of Series M Preferred Stock are in arrears for 6 quarterly periods in which case Series M stockholders will vote separately as a class with the shares of any other preferred stock having similar voting rights. They will be entitled at the next regular or special meeting of stockholders of the Company to elect one director. Such voting rights will continue until such time as the dividend arrearage on Series M Preferred Stock has been paid in full. The affirmative vote or consent of the holder of the outstanding share of Series M Preferred Stock is required for the issuance of any class or series of stock of the Company ranking senior to or equal to the shares of the Series M Preferred Stock as to dividends or rights on liquidation, winding up and dissolution.

     Series N Cumulative Convertible Preferred Stock

     During the fourth quarter of 1999, the Company sold 2,670 shares of 8% Series N Preferred Stock and 304,636 warrants for gross proceeds of $2.7 million. The Series N Preferred Stock carries an 8% annual dividend payable in cash or common stock at the holder's option, or in the absence of an election of the holder, at the election of the Company. The Company accrued $45,000 in Series N Preferred Stock dividends as of December 31, 1999.

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

     Series N stockholders have no voting rights.

     The warrants are exercisable one year from issuance and expire three years from issuance. The exercise prices vary from $3 to $5 per share. In addition, the holders may elect to make a cash-less exercise. The value of the warrants of $423,000 was recorded as a dividend at the issuance date because the Series N Preferred Stock is immediately convertible.

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the fourth quarter of 1999, 1,135 shares of Series N Preferred Stock were converted into 457,162 shares of common stock. Subsequent to December 31, 1999, the remaining shares of Series N Preferred Stock outstanding at December 31, 1999 were converted into 375,263 shares of common stock.

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

     The shares of Series O Preferred Stock have a liquidation value of $16.1 million and are convertible, at the holder's option, into a maximum 3,220,000 shares of common stock at any time after the later of (a) one year after the date of issuance and (b) the date the Company has received stockholder approval for such conversion and the applicable Hart-Scott-Rodino waiting period has expired or terminated (the "Clearance Date"), at a conversion price equal to $5.00. The shares of Series O Preferred Stock will automatically be converted into shares of common stock, on the earliest to occur of (i) the fifth anniversary of the first issuance of Series O Preferred Stock, (ii) the first date as of which the last reported sales price of common stock on Nasdaq is $6.00 or more for any 15 consecutive trading days during any period in which Series O Preferred Stock is outstanding, (iii) the date that 80% or more of the Series O Preferred Stock the Company issued has been converted into common stock, or (iv) the Company completes a public offering of equity securities with gross proceeds to the Company of at least $25.0 million at a price per share of $5.00. Notwithstanding the foregoing, the Series O Preferred Stock will not be converted into the Company's common stock prior to the Company's receipt of stockholder approval for such conversion, which was obtained at the March 23, 2000 stockholders' meeting, and the expiration or termination of the applicable Hart-Scott-Rodino waiting period. If the events discussed above occur prior to the Clearance Date, the automatic conversion will occur on the Clearance Date.

     Series O stockholders have no voting rights. The holders of the Series O Preferred Stock are entitled to notice of all stockholder meetings in accordance with Bylaws. The affirmative vote of 66 2/3% of the holders of the Series O Preferred Stock is required for the issuance of any class or series of stock of eGlobe ranking senior to or on a parity with the Series O Preferred Stock as to dividends or rights on liquidation, winding up and dissolution.

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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Notes Receivable from Stock Sales

     The Company loaned certain of its executive officers money in connection with their exercise of non-qualified stock options in December 1999. The notes receivable of $1,210,000 are full recourse promissory notes bearing interest at 6% and are collateralized by the 430,128 shares of stock issued upon exercise of the stock options. Interest is payable quarterly in arrears and principal is due the earlier of (a) for $177,000 of the notes December 16, 2003 and for $1,033,000 of the notes December 16, 2004 and (b) the date that is 90 days after the date that the employee's employment terminates, unless such termination occurs other than "for cause" (as defined). The employee also agrees to promptly redeem the outstanding note balances upon the sale of the underlying stock. The notes receivable are shown on the consolidated balance sheet as a reduction to stockholders' equity. These options were not granted under the Employee Stock Option and Appreciation Rights Plan (the "Employee Plan") discussed below.

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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     During the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, the Board of Directors granted warrants to purchase an aggregate of 826,594, 2,500 and 91,200 shares of common stock, respectively, to non-affiliates at exercise prices ranging from $1.37 to $2.18 per share for the year ended December 31, 1999, $2.00 per share for the nine month period ended December 31, 1998 and $2.75 per share for the year ended March 31, 1998. For the year ended December 31,
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1999, the nine month period ended December 31, 1998 and the year ended March 31, 1998, the fair value for these warrants of $1,794,000, $3,000 and $213,000, respectively at the date of grant was recorded based on the underlying transactions. The warrants are exercisable for periods ranging from 12 to 60 months.

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


                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     A summary of the status of the Company's stock option plans and options issued outside of these plans as of December 31, 1999 and 1998 and March 31, 1998, and changes during the periods are presented below:




                                                     DECEMBER 31,             DECEMBER 31,              MARCH 31,
                                                         1999                     1998                    1998
                                               ------------------------ ------------------------ -----------------------
                                                              WEIGHTED                 WEIGHTED                 WEIGHTED
                                                               AVERAGE                  AVERAGE                 AVERAGE
                                                   NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE
                                                 OF SHARES      PRICE     OF SHARES      PRICE     OF SHARES     PRICE
                                               ------------- ---------- ------------- ---------- ------------- ---------
Outstanding, beginning of period .............   2,538,159   $ 3.55       2,020,822     $ 3.93     1,263,032    $ 6.70
 Granted .....................................   3,798,182   $ 2.93       1,236,941     $ 2.39     1,762,229    $ 1.85
 Expired .....................................    (621,228)  $ 2.85        (719,604)    $ 2.91      (986,091)   $ 6.87
 Exercised ...................................    (469,645)  $ 2.71              --         --       (18,348)   $ 5.75
                                                 ---------   ------       ---------     ------     ---------    ------
Outstanding, end of period ...................   5,245,468   $ 2.93       2,538,159     $ 3.55     2,020,822    $ 3.93
                                                 =========   ======       =========     ======     =========    ======
Exercisable, end of period ...................   1,881,788   $ 3.02         773,049     $ 5.14       484,193    $ 7.95
                                                 =========   ======       =========     ======     =========    ======
Weighted average fair value of options
 granted during the period at market .........  $     1.41               $     0.83               $     0.99
                                                ==========               ==========               ==========
Weighted average fair value of options
 granted during the period below
 market ......................................  $     3.10               $       --               $       --
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
  ============       =========          ====         ======      =========     ======

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's outstanding warrants as of December 31, 1999 and 1998, and March 31, 1998, and changes during the periods are presented below:



                                                   DECEMBER 31,              DECEMBER 31,             MARCH 31,
                                                       1999                      1998                   1998
                                            -------------------------- ------------------------ ---------------------
                                                             WEIGHTED                 WEIGHTED               WEIGHTED
                                                              AVERAGE                  AVERAGE               AVERAGE
                                               NUMBER OF     EXERCISE      NUMBER     EXERCISE     NUMBER    EXERCISE
                                                 SHARES        PRICE     OF SHARES      PRICE    OF SHARES    PRICE
                                            --------------- ---------- ------------- ---------- ----------- ---------
Outstanding, beginning of period ..........     4,093,167     $ 0.91     1,391,667     $ 4.00      443,800   $ 6.31
 Granted ..................................     9,301,325     $ 1.04     3,019,500     $ 0.12      947,867   $ 2.61
 Expired ..................................    (3,037,000)    $ 0.32      (318,000)    $ 6.90           --   $   --
 Exercised ................................    (1,168,518)    $ 0.62            --     $   --           --   $   --
                                               ----------     ------     ---------     ------      -------   ------
Outstanding, end of period ................     9,188,974     $ 1.35     4,093,167     $ 0.91    1,391,667   $ 4.00
                                               ==========     ======     =========     ======    =========   ======
Exercisable, end of period ................     4,463,507     $ 1.71     1,218,167     $ 3.05    1,391,667   $ 4.00
                                               ==========     ======     =========     ======    =========   ======
Weighted average fair value of warrants
 granted during the period above
 market ...................................                   $ 0.92                   $ 1.03                $ 0.47
                                                              ======                   ======                ======
Weighted average fair value of warrants
 granted during the period at market ......                   $ 1.39                   $ 1.63                $ 2.24
                                                              ======                   ======                ======
Weighted average fair value of warrants
 granted during the period below
 market ...................................                   $ 2.47                   $ 1.70                $ 0.98
                                                              ======                   ======                ======


     Included in the above table are certain warrants that are contingent based on various future performance measures. (See Note 4 ).

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

                                  eGLOBE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)

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

     For the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1988, a reconciliation of the United States Federal statutory rate to the effective rate is shown below:



                                                             DECEMBER 31,     DECEMBER 31,      MARCH 31,
                                                                 1999             1998             1998
                                                            --------------   --------------   -------------
       Federal tax (benefit), computed at statutory
        rate ............................................        (34.0)%          (34.0)%          (34.0)%
       State tax (benefit), net of federal tax benefit...         (1.0)            (1.0)            (1.0)
       Effect of foreign operations .....................          1.2             29.0             19.0
       Amendment to prior year net operating loss
        carryforwards ...................................         (5.1)              --               --
       Additional taxes .................................           --               --             13.0
       Change in valuation allowance ....................         35.7              6.0             17.0
       Other ............................................          3.2               --               --
                                                                 -----            -----            -----
       Total ............................................          0.0%             0.0%            14.0%
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

12. SEGMENT INFORMATION

     Operating Segment Information

     Prior to 1999, the Company had primarily one reporting segment - Telecommunications Services. As a result of the 1999 acquisitions and integration of the December 1998 acquisitions, the Company now has four operating reporting segments consisting of Enhanced Services (formerly Telecommunications Services), Network Services, Customer Care and Retail Services. The Company's basis for determining the segments relates to the type of services each segment provides. Enhanced Services includes the unified messaging services, telephone portal services, interactive voice and data services and the card services. Network Services includes low-cost transmission services, voice services (CyberCall and CyberFax) and several other additional services including billing and report generation designed exclusively to support CyberCall and CyberFax. Customer Care Services includes the state-of-art call center, which was part of the Company's acquisition of ORS. Retail Services primarily includes a small North American retail center, which was part of the Company's acquisition of Coast, which was effective December 2, 1999. Segment results reviewed by the
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company decision makers do not include general and administrative expenses, interest, depreciation and amortization and other miscellaneous income and expense items. All material intercompany transactions have been eliminated in consolidation. The following table presents operating segment information:




                                    ENHANCED           NETWORK           CUSTOMER           RETAIL
                                    SERVICES         SERVICES(A)           CARE            SERVICES            TOTAL
                                ---------------   -----------------   --------------   ----------------   ---------------
FOR THE YEAR ENDING
 DECEMBER 31, 1999
Revenue .....................    $ 20,088,000       $  20,473,000      $ 1,637,000       $  1,001,000      $ 43,199,000
Inter-Segment ...............    $    (22,000)      $  (1,175,000)     $        --       $         --      $ (1,197,000)
                                 ------------       -------------      -----------       ------------      ------------
Total Revenue ...............    $ 20,066,000       $  19,298,000      $ 1,637,000       $  1,001,000      $ 42,002,000
Gross profit (loss) .........    $  2,946,000       $  (3,228,000)     $   308,000       $     65,000      $     91,000
Total Assets ................    $ 38,063,000       $  23,851,000      $ 3,736,000       $ 20,965,000      $ 86,615,000
FOR THE NINE MONTHS
 ENDING DECEMBER 31, 1998
Revenue .....................    $ 21,360,000       $     578,000      $        --       $    553,000      $ 22,491,000
Gross profit (loss) .........    $ 10,064,000       $    (150,000)     $        --       $    (42,000)     $  9,872,000
Total Assets ................    $ 21,697,000       $  13,784,000      $        --       $    907,000      $ 36,388,000
FOR THE YEAR ENDING
 MARCH 31, 1998 .............
Revenue .....................    $ 31,819,000       $          --      $        --       $  1,304,000      $ 33,123,000
Gross profit ................    $ 13,667,000       $          --      $        --       $    590,000      $ 14,257,000
Total Assets ................    $ 21,797,000       $          --      $        --       $  1,103,000      $ 22,900,000



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

                                  eGLOBE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     International Regulations

     In certain countries where the Company has current or planned operations, the Company may not have the necessary regulatory approvals to conduct all or part of its voice and fax store-and-forward services. In these jurisdictions, the requirements and level of telecommunications' deregulation is varied, including Internet protocol telephony. Management believes that the degree of active monitoring and enforcement of such regulations is limited. Statutory provisions for penalties vary, but could include fines and/or termination of the Company's operations in the associated jurisdiction. To date, the Company has not been required to comply or been notified that it cannot comply with any material international regulations in order to pursue
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


its existing business activities. In consultation with legal counsel, management has concluded that the likelihood of significant penalties or injunctive relief is remote. There can be no assurance, however, that regulatory action against the Company will not occur.

     Telecommunication Lines

     In its normal course of business, the Company enters into agreements for the use of long distance telecommunication lines. As of December 31, 1999, future minimum annual payments under such agreements are as follows:



 YEARS ENDING DECEMBER 31,         TOTAL
---------------------------   --------------
  2000 ....................    $  6,882,000
  2001 ....................       5,325,000
  2002 ....................       1,803,000
  2003 ....................         157,000
  2004 ....................          75,000
                               ------------
                               $ 14,242,000
                               ============


     Lease Agreements

     The Company leases office space and equipment under various operating leases. The Company has subleased some office space to third parties. Future minimum lease payments under the non-cancelable leases and future minimum rentals receivable under the subleases are as follows:



                                  MINIMUM          SUBLEASE
                                   LEASE            RENTAL
 YEARS ENDING DECEMBER 31,       PAYMENTS           INCOME            TOTAL
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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The regulation of IP telephony in the United States is still evolving. The FCC has stated that some forms of IP telephony appear to be similar to "traditional" common carrier service and may be regulated as such, but the FCC has not decided whether some other IP services are unregulated "information services" or are subject to regulation. In addition, several efforts have been made to enact U.S. federal legislation that would either regulate or exempt from regulation services provided over the Internet. State
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

public utility commissions also may retain jurisdiction over intrastate IP services and could initiate proceedings to regulate such services. As these decisions are made, the Company could become subject to regulation that might eliminate some of the advantages that it now enjoys as a provider of IP-based services.

     Management believes that the regulatory requirements in force today in the United States impose a relatively minimal burden on the Company. Management also believes that some of its network services are not subject to regulation by the FCC or any other state or federal agency; however, there is some risk that the FCC or a state regulator could decide that the network services should require specific authorization or be subject to other regulations. If that were to occur, these regulatory requirements could include prior authorization requirements, tariffing requirements, or the payment of contributors to federal and state subsidy mechanisms applicable to providers of telecommunications services. Some of these contributions could be required whether or not the Company is subject to authorization or tariff requirements.

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

16. SUBSEQUENT EVENTS

     Merger with Trans Global Communications Inc.

     On March 23, 2000 pursuant to an Agreement and Plan of Merger entered into on December 16, 1999, a wholly-owned subsidiary of the Company merged with and into Trans Global, with Trans Global continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company. Trans
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Global  is a leading  provider  of  international  voice  and data  services  to carriers in several markets around the world. As part of the merger, the outstanding shares of Trans Global common stock were exchanged for 40,000,000 shares of the Company's common stock.

     Pursuant to the merger agreement, the Company withheld and deposited into escrow 2,000,000 shares of the 40,000,000 shares of its common stock issued to the Trans Global stockholders in the Merger. These escrowed shares cover the indemnification obligations of the Trans Global stockholders under the merger agreement. The Company deposited an additional 2,000,000 shares of its common stock into escrow to cover its indemnification obligations under the merger agreement. The contingency periods for both of the 2,000,000 share escrows expire on March 23, 2001. The merger will be accounted for as a pooling-of-interests and, accordingly, eGlobe's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Trans Global as if the companies had been combined at the first date covered by the combined financial statements.

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

     Series P Convertible Preferred Stock

     On January 27, 2000, the Company issued 15,000 shares of Series P Convertible Preferred Stock ("Series P Preferred Stock") and warrants to purchase 375,000 shares of common stock with an exercise price of $12.04 per share for proceeds of $15.0 million to Rose Glen ("RGC"). The shares of Series P
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Preferred Stock carry an effective annual interest rate of 5% and are convertible, at the holder's option, into shares of common stock. The shares of Series P Preferred Stock will automatically be converted into shares of common stock on January 26, 2003, subject to delay for specified events. The conversion price for the Series P Preferred Stock is $12.04 until April 27, 2000, and thereafter is equal to the lesser of 120% of the five day average closing price of the Company's common stock on Nasdaq during the 22-day period prior to conversion, and $12.04. The Company can force a conversion of the Series P Preferred Stock on any trading day following a period in which the closing bid price of the Company's common stock has been greater than $24.08 for a period of at least 35 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants are registered for resale, and (2) the completion of a firm commitment underwritten public offering with gross proceeds to the Company of at least $45.0 million.

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

     Series Q Convertible Preferred Stock

     On March 17, 2000, the Company issued 4,000 shares of Series Q Convertible Preferred Stock ("Series Q Preferred Stock") and warrants to purchase 100,000 shares of eGlobe common stock with an
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exercise price per share equal to $12.04, subject to adjustment for issuances of shares of common stock below market price for proceeds of $4.0 million to RGC.

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

OPTION/SAR GRANTS IN LAST FISCAL PERIODS


                                                                                               POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                                                                           ANNUAL RATES OF STOCK PRICE
                                                  INDIVIDUAL GRANTS                        APPRECIATION FOR OPTION TERM
                               ------------------------------------------------------- ------------------------------------
                                  NUMBER OF      % OF TOTAL
                                 SECURITIES     OPTIONS/SARS
                                 UNDERLYING      GRANTED TO    EXERCISE OR
                                OPTIONS/SARS    EMPLOYEES IN   BASE PRICE   EXPIRATION
             NAME                GRANTED(#)    FISCAL PERIOD     ($/SH)        DATE     0%($)(1)     5% ($)      10% ($)
------------------------------ -------------- --------------- ------------ ----------- ---------- ----------- -------------
Christopher J. Vizas .........        1,768            0%      $ 0.01       06/25/04     $5,194    $  6,636    $    8,351
                                      1,500            0%      $ 1.69       06/25/04     $4,407    $  3,110    $    4,565
                                      1,500            0%      $ 1.46       06/25/04     $4,407    $  3,455    $    4,910
                                  1,000,000         26.3%      $ 2.8125     12/16/04         --    $787,500    $1,715,625
Ronald A. Fried ..............       20,000          0.5%      $ 3.16       05/14/04         --    $ 16,006    $   36,427
                                      1,100            0%      $ 1.69       06/25/04     $3,232    $  2,281    $    3,348
                                      1,100            0%      $ 1.46       06/25/04     $3,232    $  2,534    $    3,601
                                    225,000          5.9%      $ 2.8125     12/16/04         --    $177,188    $  386,016
Anthony Balinger .............        1,200            0%      $ 1.69       06/25/04     $3,526    $  2,488    $    3,652
                                      1,200            0%      $ 1.46       06/25/04     $3,526    $  2,897    $    3,652
W.P. Colin Smith .............           --           --             --           --         --          --            --
Allen Mandel .................          900            0%      $ 1.69       06/25/04     $2,644    $  1,866    $    2,739
                                        900            0%      $ 1.46       06/25/04     $2,644    $  2,073    $    2,946
                                    100,000          2.6%      $ 2.8125     12/16/04         --    $ 78,750    $  171,563

------------------
(1) For options granted below market, values were calculated by multiplying the closing transaction price of the common stock as reported on the Nasdaq National Market at date of grant by the number of options granted.

     The following table sets forth information concerning each exercise of stock options during the last fiscal period by each of the Named Executive
Officers during such fiscal period and the fiscal period end value of unexercised options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL PERIOD AND FISCAL PERIOD-END OPTION/SAR VALUES


                                                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED             IN-THE-MONEY
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
Ronald A. Fried ..............       56,250           91,406            16,047/248,571             $   45,522/$422,632
Anthony Balinger .............            0                0             86,310/16,666             $   169,085/$33,724
W.P. Colin Smith .............            0                0             48,333/43,334             $    86,762/$72,426
Allen Mandel .................       25,000           40,625            76,911/117,565             $  169,666/$207,940

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


                 NAME OF                        NUMBER OF SHARES                 PERCENT OF
             BENEFICIAL OWNER                OWNED BENEFICIALLY (1)     COMMON STOCK OUTSTANDING (2)
-----------------------------------------   ------------------------   -----------------------------
Christopher J. Vizas (3) ................             496,499                        0.6%
Arnold Gumowitz .........................          10,640,000                       11.9
David W. Warnes (4) .....................             111,000                          *
Richard A. Krinsley (5) .................             180,182                          *
Donald H. Sledge (6) ....................             110,000                          *
James O. Howard (7) .....................              95,000                          *
Richard Chiang (8) ......................           2,153,545                        2.4
John H. Wall (9) ........................              50,000                          *
Gary Gumowitz ...........................          13,300,000                       14.9
John W. Hughes ..........................           3,800,000                        4.3
David Skriloff (10) .....................              50,061                          *
Bijan Moaveni (11) ......................           1,138,814                        1.3
Ronald A. Fried (12) ....................             107,734                          *
Anne Haas (13) ..........................              45,617                          *
All executive officers and directors as a
 Group (14 persons)  (14) ...............          32,278,452                       35.5%

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

C) EXHIBITS:


 EXHIBIT
   NO.                                                 DESCRIPTION
---------                                              -----------
 2.1       Agreement and Plan of Merger,  dated February 3, 1999, by and among Executive TeleCard,  Ltd.,
           Telekey,  Inc.,  eGlobe  Merger  Sub  No.  2,  Inc.  and the  stockholders  of  Telekey,  Inc.
           (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of Executive TeleCard,
           Ltd., dated March 1, 1999).
 2.2       Asset Purchase Agreement, dated July 10, 1998, by and among Executive TeleCard, Ltd., American
           United Global, Inc., Connectsoft  Communications  Corporation,  Connectsoft Holding Corp., and
           C-Soft  Acquisition Corp.  (Incorporated by reference to Exhibit 2.1 in Current Report on Form
           8-K filed on July 2, 1999).


 EXHIBIT
   NO.                                                DESCRIPTION
--------                                              -----------

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
           C Cumulative Convertible Preferred Stock of eGlobe, Inc.


 EXHIBIT
   NO.                                                DESCRIPTION
--------   -------------------------------------------------------------------------------------------------

 3.7       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 8% Series
           D Cumulative Convertible Preferred Stock of eGlobe, Inc.
 3.8       Certificate of  Designations,  Rights and  Preferences  of 8% Series E Cumulative  Convertible
           Redeemable  Preferred  Stock of eGlobe,  Inc.  (filed as part of the Restated  Certificate  of
           Incorporation at Exhibit 3.1).
 3.9       Certificate of Elimination to Certificate of Designations,  Rights and Preferences of Series F
           Convertible Preferred Stock of eGlobe, Inc.
 3.10      Certificate of Elimination to Certificate of Designations, Rights and Preferences of 6% Series
           G Cumulative Convertible Redeemable Preferred Stock of eGlobe, Inc.
 3.11      Certificate of Elimination to Certificate of Designations,  Rights and Preferences of Series H
           Convertible Preferred Stock of eGlobe, Inc.
 3.12      Certificate of Elimination to Certificate of Designations,  Rights and Preferences of Series I
           Convertible Optional Redeemable Preferred Stock of eGlobe, Inc.
 3.13      Certificate of Elimination to Certificate of Designations, Rights and Preferences of 5% Series
           J Cumulative Convertible Preferred Stock of eGlobe, Inc.
 3.14      Certificate of Elimination to Certificate of Designations, Rights and Preferences of 5% Series
           K Cumulative Convertible Preferred Stock of eGlobe, Inc.
 3.15      Certificate  of Elimination to  Certificate  of  Designations,  Rights and  Preferences of 20%
           Series M Cumulative Convertible Preferred Stock of eGlobe, Inc.
 3.16      Certificate of Elimination to Certificate of Designations, Rights and Preferences of 8% Series
           N Cumulative Convertible Preferred Stock of eGlobe, Inc.
 3.17      Certificate of Designations,  Rights,  Preferences and Restrictions of 10% Series O Cumulative
           Convertible  Preferred  Stock of eGlobe,  Inc.  (Incorporated  by  reference to Exhibit 2.1 in
           Current Report on Form 8-K of eGlobe, Inc., dated December 17, 1999).
 3.18      Certificate of  Designations,  Rights,  Preferences  and  Restrictions of Series P Convertible
           Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on
           Form 8-K of eGlobe, Inc. filed February 15, 2000).
 3.19      Certificate of  Designations,  Rights,  Preferences  and  Restrictions of Series Q Convertible
           Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on
           Form 8-K of eGlobe, Inc. filed March 23, 2000).
 3.20      Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 in Annual Report on Form
           10-K of eGlobe, Inc. for the fiscal year ended March 31, 1998).
 3.21      Amendment to Bylaws (Incorporated by reference to Exhibit 3.4 in Annual Report on Form 10-K of
           eGlobe, Inc., for the period ended December 31, 1998).
 4.1       Forms of Warrant to purchase shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.8 in Annual Report on Form 10-K of eGlobe,  Inc.,  for the period ended  December
           31, 1998).
 4.2       Compensation  Agreement,  dated September 2, 1998,  between eGlobe,  Inc., C-Soft  Acquisition
           Corp. and Brookshire Securities Corp.,  providing a warrant to purchase 2,500 shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.13 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December 31, 1998).
 4.3       Agreement,  dated June 18, 1998, by and between eGlobe, Inc. and Seymour Gordon  (Incorporated by  reference to Exhibit 4.14 in Annual  Report on Form 10-K of eGlobe,  Inc.,  for the period ended December 31, 1998).
 4.4       Promissory Note in the original  principal amount of $1,000,000  dated June 18, 1998,  between
           eGlobe, Inc. and Seymour Gordon (Incorporated by reference to Exhibit 4.15 in Annual Report on
           Form 10-K of eGlobe, Inc., for the period ended December 31, 1998).

 EXHIBIT
   NO.                                                DESCRIPTION
--------   ------------------------------------------------------------------------------------------------

 4.5       Promissory Note of C-Soft Acquisition Corp., as maker, and eGlobe, Inc., as guarantor, payable to Dr. J. Soni in the  original  principal  amount  of  $250,000,  dated  September  1,  1998, providing a warrant to purchase 25,000 shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.17 in Annual Report on Form 10-K of eGlobe,  Inc., for the period ended
           December 31, 1998).
 4.6       Form of Warrant to purchase  5,000,000  shares of common stock of eGlobe,  Inc. issued to EXTL
           Investors  LLC  (Incorporated  by  reference  to Exhibit 4.1 in Current  Report on Form 8-K of
           eGlobe filed July 19, 1999).
 4.7       Form of Warrants to purchase up to 1,250,000 shares of common stock of eGlobe, Inc.
           (Incorporated by reference to Exhibit 4.7 in Current Report on Form 8-K/A of eGlobe, Inc.,
           dated August 31, 1999).
 4.8       Form of Warrants to purchase shares of common stock of eGlobe,  Inc. dated as of September 15,
           1999  (Incorporated  by reference to Exhibit 4.1 in Current Report on Form 8-K of eGlobe filed
           October 5, 1999).
 4.9       Form of Warrants to purchase  shares of common stock of eGlobe,  Inc.  dated as of October 15,
           1999.  (Incorporated  by reference to Exhibit 4.6 in Quarterly  Report on Form 10-Q of eGlobe,
           Inc., for the period ended September 30, 1999).
 4.10      Form of  Warrants to  purchase  375,000  shares of common  stock of eGlobe,  Inc.  dated as of
           January 26, 2000  (Incorporated  by reference to Exhibit 4.2 in Current  Report on Form 8-K of
           eGlobe, Inc. filed February 15, 2000).
 4.11      Form of Warrants to purchase 100,000 shares of common stock of eGlobe,  Inc. dated as of March
           15, 2000  (Incorporated  by reference to Exhibit 4.2 in Current  Report on Form 8-K of eGlobe,
           Inc. filed March 23, 2000).
 4.12      Form of Warrants to purchase 60,000 shares of common stock of eGlobe,  Inc. dated as of August
           25, 1999.
10.1       Promissory Note and Stock Option Agreement  between  Executive  TeleCard,  Ltd. and World Wide
           Export, Ltd., dated February 28, 1996 (Incorporated by reference to Exhibit 10.20 in Form 10-K of Executive TeleCard, Ltd., for the fiscal year ended March 31, 1996).
10.2       Promissory  Note and Stock  Option  Agreement  between  Executive  TeleCard,  Ltd. and Seymour
           Gordon,  dated February 28, 1996  (Incorporated  by reference to Exhibit 10.21 in Form 10-K of
           Executive TeleCard, Ltd., for the fiscal year ended March 31, 1996).
10.3       Promissory Note and Stock Option Agreement between Executive  TeleCard,  Ltd. and Network Data
           Systems,  Limited, dated June 27, 1996 (Incorporated by reference to Exhibit 10.2 in Quarterly
           Report on Form 10-Q of Executive TeleCard, Ltd., for the period ended June 30, 1996).
10.4       Settlement Agreement,  dated April 2, 1998, between Executive TeleCard, Ltd. and parties to In re: Executive TeleCard,  Ltd. Securities  Litigation,  Case No. 94 Civ. 7846 (CLB),  U.S.D.C.,
           S.D.N.Y. (Incorporated by reference to Exhibit 10.8 in Annual Report on Form 10-K of Executive
           TeleCard, Ltd., for the fiscal year ended March 31, 1998).
10.5       1995 Employee Stock Option and Appreciation Rights Plan, as amended and restated.
10.6       Employment  Agreement  for  Christopher  J. Vizas,  dated  December 5, 1997  (Incorporated  by reference to Exhibit 10 to Quarterly Report on Form 10-Q of Executive TeleCard,  Ltd., for the
           period ended December 31, 1997).
10.7       Employment Agreement for Bijan Moaveni, dated December 3, 1999 (Incorporated by reference to
           Exhibit 10.7 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.8       Employment Agreement for David Skriloff, dated January 1, 2000 (Incorporated by reference to
           Exhibit 10.8 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.9       Employment Agreement for Ronald A. Fried, dated February 20, 1998 (Incorporated by reference to
           Exhibit 10.9 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).

  EXHIBIT
    NO.                                                      DESCRIPTION
----------   ----------------------------------------------------------------------------------------------------------

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


EXHIBIT
  NO.                                                DESCRIPTION
--------   -------------------------------------------------------------------------------------------------------------------------
10.25      1995 Directors Stock Option and Appreciation Rights Plan, as amended and restated.  (Incorporated by reference to Exhibit
           10.10 Annual Report on Form 10-K of Executive Telecard, Ltd., for the fiscal year ended March 31, 1998).

10.26      Stock Purchase Agreement,  dated August 25, 1999, between eGlobe, Inc. and Seymour Gordon.  (Incorporated by reference to
           Exhibit 10.26 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.27      Promissory Note in original amount of $310,000 dated March 21, 1998 of eGlobe,  Inc. payable to Commercial  Federal Bank.
           (Incorporated by reference to Exhibit 10.27 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.28      Agreement  for  Provision of Calling Card  Services,  dated August __, 1998,  between  eGlobe,  Inc.  (formerly  known as
           Executive TeleCard Ltd.) and American Prepaid.  (Incorporated by reference to Exhibit 10.28 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.29      Telecommunications  Services Agreement,  dated July 30, 1999, between IDX International,  Inc. and Destia  Communications
           Services,  Inc.  (Incorporated by reference to Exhibit 10.29 in Annual Report on Form 10-K of eGlobe, Inc. filed on April
           7, 2000.)

10.30      Reciprocal Telecommunications Services Agreement, dated June 23, 1998, between IDX International,  Inc. and Teleglobe USA
           Inc. (Incorporated by reference to Exhibit 10.30 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.31      Telecommunications Services Agreement, dated September 1, 1999, between IDX International, Inc. and TeleDenmark USA, Inc.
           (Incorporated by reference to Exhibit 10.31 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.32      Reciprocal  Telecommunications  Services  Agreement,  dated October 29, 1999, between IDX  International,  Inc. and Trans
           Global  Communications,  Inc.  (Incorporated by reference to Exhibit 10.32 in Annual Report on Form 10-K of eGlobe,  Inc.
           filed on April 7, 2000.)

10.33      Amendment to Lease Agreement,  dated October 31, 1996, between  Telecommunications Finance Group and Athena International
           Ltd.  Liability Co. (to be amended to replace Athena with iGlobe,  Inc.).  (Incorporated by reference to Exhibit 10.33 in
           Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.34      Carrier Service Agreement, dated June 30, 1998, between IDX International,  Inc. and Frontier Communications of the West,
           Inc. (Incorporated by reference to Exhibit 10.34 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.35      Carrier Service  Agreement,  dated February 15, 1999,  between  Vitacom  Corporation  (predecessor  to iGlobe,  Inc.) and
           Satelites  Mexicanos,  S.A. de C.V.  (Incorporated by reference to Exhibit 10.35 in Annual Report on Form 10-K of eGlobe,
           Inc. filed on April 7, 2000.)

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

10.38      Amendment  No. 2 to loan and Note  Purchase  Agreement,  dated April 5, 2000,  between  and among  eGlobe,  Inc.,  eGlobe
           Financing Corporation, IDX Financing Corporation, Telekey Financing Corporation,  eGlobe/Coast, Inc., and EXTL Investors,
           LLC. (Incorporated by reference to Exhibit 10.38 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.39      Consent and Agreement,  dated April 5, 2000,  between eGlobe,  Inc. and Special  Investment Risks, LLC.  (Incorporated by
           reference to Exhibit 10.39 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.40      Security  Agreement,  dated  April 5, 2000,  between and among  eGlobe/Coast,  Inc.,  EXTL  Investors,  LLC,  and Special
           Investment Risks, LLC. (Incorporated by reference to Exhibit 10.40 in Annual Report on Form 10-K of eGlobe, Inc. filed on
           April 7, 2000.)

10.41      Amended and Restated  Security  Agreement,  dated April 5, 2000,  between and among  eGlobe  Financing  Corporation,  IDX
           Financing  Corporation,  and Telekey  Financing  Corporation,  EXTL Investors,  LLC and Special  Investment  Risks,  LLC.
           (Incorporated by reference to Exhibit 10.41 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.42      Guaranty, dated April 5, 2000, made by eGlobe, Inc., eGlobe Financing Corporation, IDX Financing Corporation, and Telekey
           Financing  Corporation,  in favor of Special Investment Risks, LLC. (Incorporated by reference to Exhibit 10.42 in Annual
           Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.43      Guaranty, dated April 5, 2000, made by eGlobe/Coast,  Inc. in favor of EXTL Investors, LLC. (Incorporated by reference to
           Exhibit 10.43 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.44      Revolving  Credit Note,  dated March 5, 1999,  between  Coast  International,  Inc. and Special  Investment  Risks,  LLC.
           (Incorporated by reference to Exhibit 10.44 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)

10.45      Promissory  Note,  dated  November  29, 1999,  between  Coast  International,  Inc. and Special  Investment  Risks,  LLC.
           (Incorporated by reference to Exhibit 10.45 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000.)


  EXHIBIT
    NO.                                                   DESCRIPTION
----------   -----------------------------------------------------------------------------------------------------
10.46      International  Interconnection  Memorandum of Understanding,  dated September 6, 1998, between
           Trans Global Communications, Inc. and Telecom Egypt Co.
10.47      Memorandum of Mutual  Agreement  (English  translation of Arabic language  document),  dated ,
           2000, between The Egyptian Communications Company and Trans Global Communications, Inc.
10.48      Agreement for Provision of Services,  dated March 23, 2000,  between Vogo Networks L.L.C.  and
           ETN, Italia.
10.49      Registration Rights Agreement, dated January 26, 2000, between eGlobe, Inc. and RGC International
           Investors LDC.
10.50      Registration Rights Agreement, dated March 15, 2000,  between  eGlobe, Inc. and RGC International
           Investors LDC.
21         Subsidiaries of eGlobe, Inc.
23.1       Consent of BDO Seidman, LLP.
24         Power of Attorney (On signature page).
27         Financial Data Schedule
99.1       Section 214 Authorization for eGlobe, Inc.  (Incorporated by reference to Exhibit 10.5 in Form
           S-1 Registration Statement of eGlobe, Inc. (No. 33-25572)).
99.2       Assignment of Section 214 Authorization for IDX International, Inc. (Incorporated by reference to Exhibit 99.2 in Annual Report on Form 10-K of eGlobe,  Inc.,  for the period ended December
           31, 1998).
99.3       Letter from the Nasdaq,  dated August 20, 1999,  regarding the Company's  re-listing on Nasdaq
           National  Market.  (Incorporated by reference to Exhibit 99.1 in Current Report on Form 8-K of
           eGlobe, Inc., dated October 5, 1999).
99.4       Assignment of Section 214 Authorization for Trans Global Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eGLOBE, INC.




Dated: Septmeber 13, 2000               By:        /s/David Skriloff

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





                               SIGNATURE                                      DATED
----------------------------------------------------------------------   --------------
                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
  Christopher J. Vizas, Chairman of the Board of Directors, and Chief
                Executive Officer (Principal Executive Officer)
                         By: /s/ David Skriloff                          Septmeber 13, 2000
----------------------------------------------------------
  Chief Financial Officer
    (Principal Financial Officer)
                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
            Bijan Moaveni, Chief Operating Officer
    (Principal Operating Officer)
                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
 Anne E. Haas, Vice President, Chief Accounting Officer and Treasurer
    (Principal Accounting Officer)
                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
                     Arnold S. Gumowitz, Co-Chairman of the

                           Board of Directors

                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
                        David W. Warnes, Director

                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
                      Richard A. Krinsley, Director

                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
                        Donald H. Sledge, Director

                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
                        James O. Howard, Director

                                 By: *                                   Septmeber 13, 2000
----------------------------------------------------------
    Richard Chiang, Director



                            By: *
----------------------------------------------------------
                   John H. Wall, Director                      Septmeber 13, 2000
                            By: *                              Septmeber 13, 2000
----------------------------------------------------------
                   Gary Gumowitz, Director

                            By: *                              Septmeber 13, 2000
----------------------------------------------------------
                    John Hughes, Director

*By:  /s/ David Skriloff                                       Septmeber 13, 2000
   ----------------
    Attorney-in-fact
