Form 10-K/A
period 1999-12-31
EGLOBE INC
filed 2000-10-12
CIK 842807

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

     The number of shares outstanding of each of the registrant's classes of common stock as of April 3, 2000 was 89,340,516 shares, all of one class of $.001 par value common stock.
================================================================================
                                 eGLOBE, INC.
                                  FORM 10-K/A

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

PART IV
 Item 14   Exhibits, Financial Statements, Schedules and Reports on Form 8-K ...........   IV-1
Signatures .............................................................................   IV-8

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


      FOR                      AGAINST             ABSTAIN
      ---                      -------             -------
  26,447,926                   251,058             27,502

2. AMENDMENT OF RESTATED CERTIFICATE OF RESTATED CERTIFICATE OF INCORPORATION.

     Our stockholders adopted an amendment to our Restated Certificate of Incorporation increasing the authorized number of shares of common stock available for issuance from 100,000,000 to 200,000,000.

      FOR                      AGAINST             ABSTAIN
      ---                      -------             -------
  26,269,703                   425,912             30,871

3. AMENDMENT OF EMPLOYEE STOCK OPTION AND APPRECIATION RIGHTS PLAN.

     Our stockholders adopted an amendment to our 1995 Employee Stock Option and Appreciation Rights Plan to increasing the number of shares authorized under the plan from 3,250,000 to 7,000,000.

      FOR                      AGAINST             ABSTAIN
      ---                      -------             -------

  25,876,407                   744,965             105,114

4. THE RIGHT TO CONVERT.

     Our stockholders approved a proposal to allow the preferred stock issued in our recent acquisition of Coast International, Inc. to become convertible into up to 3,220,000 shares of eGlobe common stock.

      FOR                      AGAINST             ABSTAIN
      ---                      -------             -------

  25,788,524                   463,118             474,844

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

a.) i.) IDX Series B Convertible Preferred Stock and warrants were exchanged for Series H Convertible Preferred Stock and new warrants on July 1, 1999. This exchange was related to a renegotiation of the IDX purchase agreement to reduce the potential dilution for other eGlobe shareholders and extend certain debt payments by up to one year.
    ii.) An election was made to pay off the first IDX convertible subordinated promissory note with common stock and warrants on March 23, 1999. The issuance of shares of common stock and additional warrants to satisfy the debt with IDX shareholders is a reflection of the Company's cash position in the middle of 1999. Cash constraints have resulted in the Company issuing additional warrants and renegotiating and extending terms on debt financings or converting debt into common stock. In this case the original note was convertible into common stock in order to allow for the possible conservation of working capital and cash flow and the conversion was done per the terms of the original agreement.
    iii.) The IDX $1.0  million Promissory Note was converted to common stock on
          July 1, 1999, to conserve cash.
    iv.) In December 1999, eGlobe Stock Options were granted to IDX employees to replace eGlobe shares and warrants previously granted to them at the December 1998 IDX acquisition date. Subsequent to the acquisition date in December 1998, on or about March 1999, eGlobe began negotiations with the former IDX stockholders to modify certain terms of the agreement which occurred when IDX shareholders granted their
          eGlobe stock to their employees. Such reduction in the Series H preferred stock and related warrants and the granting of new eGlobe options was done to reach a satisfactory negotiated resolution by which the IDX employees and other parties would receive certain equity interests comparable to the preferred stock and warrants previously granted to them at the acquisition date by the former IDX stockholders.

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

                                      -----------------------------
                                     /S/ BDO SEIDMAN, LLP

March 24, 2000, except for Notes 10 and 18, which are as of April 6, 2000
Denver, Colorado
                                                                   eGLOBE, INC.
                                                     CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                     1999            1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS (Note 7)
CURRENT:
 Cash and cash equivalents ...............................................................  $     935,000   $   1,407,000
 Restricted cash .........................................................................        158,000         101,000
 Accounts receivable, less allowance of $3,001,000 and $986,000 for doubtful accounts.....      9,290,000       6,851,000
 Prepaid expenses ........................................................................      1,356,000         249,000
 Other current assets ....................................................................        639,000         245,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS .....................................................................     12,378,000       8,853,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization (Notes 1 and 5) .     25,919,000      13,152,000
GOODWILL, net of accumulated amortizationof $1,572,000 and $140,000 (Note 4)..............     24,904,000      11,865,000
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $6,466,000 and $786,000 (Note
  2) .....................................................................................     21,674,000         241,000
OTHER:
 Advances to non-affiliate, subsequently acquired (Note 4) ...............................             --         971,000
 Deposits ................................................................................      1,659,000         519,000
 Other assets ............................................................................         81,000         787,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS .......................................................................      1,740,000       2,277,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS .............................................................................  $  86,615,000   $  36,388,000
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES, MINORITY INTEREST IN LLC, REDEEMABLE COMMON STOCK AND
 STOCKHOLDERS' EQUITY
CURRENT:
 Accounts payable ........................................................................  $  18,029,000   $   5,798,000
 Accrued expenses (Note 3) ...............................................................     10,657,000       6,203,000
 Income taxes payable (Note 11) ..........................................................        560,000       1,915,000
 Notes payable and current maturities of long-term debt (Note 5) .........................      6,813,000      13,685,000
 Notes payable and current maturities of long-term debt-related parties (Note 7) .........      4,676,000       1,154,000
 Deferred revenue ........................................................................      1,331,000         486,000
 Other liabilities .......................................................................        796,000         567,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ................................................................     42,862,000      29,808,000
LONG-TERM DEBT, net of current maturities (Note 5) .......................................      3,529,000       1,237,000
LONG-TERM DEBT -- RELATED PARTIES, net of current maturities (Note 7) ....................      8,301,000              --
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES ........................................................................     54,692,000      31,045,000
-------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 9, 10, 11, 13, 14 and 16)
MINORITY INTEREST IN LLC (Note 4) ........................................................      2,748,000              --
REDEEMABLE COMMON STOCK (Note 7) .........................................................        700,000              --
STOCKHOLDERS' EQUITY (Note 10):
 Preferred stock, all series, $.001 par value, 10,000,000 and 5,000,000 shares
authorized, 1,927,791 and 500,075 shares outstanding .....................................          2,000           1,000
 Common stock, $.001 par value, 100,000,000 shares authorized, 29,580,604 and 16,362,966
  shares outstanding .....................................................................         30,000          16,000
 Stock to be issued ......................................................................      2,624,000              --
 Notes receivable ........................................................................     (1,210,000)             --
 Additional paid-in capital ..............................................................    106,576,000      33,975,000
 Accumulated deficit .....................................................................    (80,034,000)    (28,566,000)
 Accumulated other comprehensive income (loss) ...........................................        487,000         (83,000)
-------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY ...............................................................     28,475,000       5,343,000
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST IN LLC, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
  EQUITY..................................................................................  $  86,615,000   $  36,388,000
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

                                                                   eGLOBE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1999
--------------------------------------------------------------------------------
REVENUE (Note 12) ..........................................  $   42,002,000
COST OF REVENUE ............................................      41,911,000
--------------------------------------------------------------------------------
GROSS PROFIT ...............................................          91,000
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
 Selling, general and administrative, exclusive of $1.6
   million and $0.4 million reported below of deferred
   compensation related to acquisitions ....................      28,235,000
 Deferred compensation related to acquisitions (Note 4).....       1,566,000
 Depreciation and amortization .............................       5,133,000
 Amortization of goodwill and other intangible assets ......       7,112,000
 Settlement costs (Note 7) .................................              --
 Corporate realignment expense (Note 3) ....................              --
--------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES ...................................      42,046,000
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS .......................................     (41,955,000)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Interest expense ..........................................      (7,561,000)
 Interest income ...........................................          52,000
 Foreign currency transaction loss .........................         (99,000)
 Minority interest in loss (Note 4) ........................          26,000
 Proxy related litigation expense (Note 8) .................              --
 Other income ..............................................              --
 Other expense .............................................         (30,000)
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSE ........................................      (7,612,000)
--------------------------------------------------------------------------------
LOSS BEFORE TAXES ON INCOME AND EXTRAORDINARY ITEM .........     (49,567,000)
TAXES ON INCOME (Note 11) ..................................              --
--------------------------------------------------------------------------------
NET LOSS BEFORE EXTRAORDINARY ITEM .........................     (49,567,000)
LOSS ON EARLY RETIREMENT OF DEBT (Note 7) ..................      (1,901,000)
--------------------------------------------------------------------------------
NET LOSS ...................................................     (51,468,000)
PREFERRED STOCK DIVIDENDS (Note 10) ........................     (11,930,000)
--------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...............  $  (63,398,000)
--------------------------------------------------------------------------------
NET LOSS PER SHARE (BASIC AND DILUTED) (Note 6):
 Net loss before extraordinary item ........................  $        (2.99)
 Loss on early retirement of debt ..........................         (  0.09)
--------------------------------------------------------------------------------
NET LOSS PER SHARE (Note 6) ................................  $        (3.08)
--------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING (Note 6) ...............      20,610,548
--------------------------------------------------------------------------------

                                                               NINE MONTHS
                                                                  ENDED          YEAR ENDED
                                                              DECEMBER 31,        MARCH 31,
                                                                  1998              1998
REVENUE (Note 12) .......................................... $  22,491,000     $   33,123,000
COST OF REVENUE ............................................    12,619,000         18,866,000
---------------------------------------------------------------------------------------------
GROSS PROFIT ...............................................     9,872,000         14,257,000
---------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
 Selling, general and administrative, exclusive of $1.6
   million and $0.4 million reported below of deferred
   compensation related to acquisitions ....................    12,139,000         14,049,000
 Deferred compensation related to acquisitions (Note 4).....       420,000                 --
 Depreciation and amortization .............................     2,055,000          2,584,000
 Amortization of goodwill and other intangible assets ......       201,000            186,000
 Settlement costs (Note 7) .................................       996,000                 --
 Corporate realignment expense (Note 3) ....................            --          3,139,000
---------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES ...................................    15,811,000         19,958,000
---------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS .......................................    (5,939,000)        (5,701,000)
---------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Interest expense ..........................................    (1,018,000)        (1,651,000)
 Interest income ...........................................        60,000             46,000
 Foreign currency transaction loss .........................      (131,000)          (410,000)
 Minority interest in loss (Note 4) ........................            --                 --
 Proxy related litigation expense (Note 8) .................      (119,000)        (3,901,000)
 Other income ..............................................        57,000              6,000
 Other expense .............................................            --            (39,000)
---------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE ........................................    (1,151,000)        (5,949,000)
---------------------------------------------------------------------------------------------
LOSS BEFORE TAXES ON INCOME AND EXTRAORDINARY ITEM .........    (7,090,000)       (11,650,000)
TAXES ON INCOME (Note 11) ..................................            --          1,640,000
---------------------------------------------------------------------------------------------
NET LOSS BEFORE EXTRAORDINARY ITEM .........................    (7,090,000)       (13,290,000)
LOSS ON EARLY RETIREMENT OF DEBT (Note 7) ..................            --                 --
---------------------------------------------------------------------------------------------
NET LOSS ...................................................    (7,090,000)       (13,290,000)
PREFERRED STOCK DIVIDENDS (Note 10) ........................            --                 --
---------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ............... $  (7,090,000)    $  (13,290,000)
---------------------------------------------------------------------------------------------
NET LOSS PER SHARE (BASIC AND DILUTED) (Note 6):
 Net loss before extraordinary item ........................ $       (0.40)    $        (0.78)
 Loss on early retirement of debt ..........................            --                 --
---------------------------------------------------------------------------------------------
NET LOSS PER SHARE (Note 6) ................................ $       (0.40)    $        (0.78)
---------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING (Note 6) ...............    17,736,654         17,082,495
---------------------------------------------------------------------------------------------


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

                                                                   eGLOBE, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR  THE  YEAR  ENDED DECEMBER 31, 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998
                                              AND THE YEAR ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                                               PREFERRED STOCK
                                                                                           ---------------------
                                                                                              SHARES      AMOUNT
----------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 1, 1997 ..................................................................         --    $    --
Stock issued in lieu of cash payments ....................................................         --         --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................         --         --
Stock to be issued (Note 8) ..............................................................         --         --
Exercise of stock appreciation rights ....................................................         --         --
Issuance of warrants to purchase stock (Note 10) .........................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the year ....................................................................         --         --
----------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................         --         --
Stock issued in connection with litigation settlement (Note 8) ...........................         --         --
Stock issued to common escrow (Note 8) ...................................................         --         --
Issuance of warrants to purchase stock (Note 7) ..........................................         --         --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................    500,000      1,000
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................         75         --
Deferred compensation costs (Note 4) .....................................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the period ..................................................................         --         --
----------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................    500,075      1,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................         --         --
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note
  4) .....................................................................................  1,026,101      1,000
Stock to be issued in connection with acquisitions (Note 4) ..............................         --         --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..         40         --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..      2,770         --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................         --         --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................         --         --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................        (75)        --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................         30         --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................    400,000         --
Deferred compensation costs (Notes 4 and 10) .............................................         --         --
Exercise of stock options and warrants (Note 10) .........................................         --         --
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................     (1,150)        --
Stock to be issued for dividends .........................................................         --         --
Cumulative Preferred Stock dividends .....................................................         --         --
Amortization of discounts (premium) on Preferred Stocks ..................................         --         --
Other issuances and registration costs ...................................................         --         --
Foreign currency translation adjustment ..................................................         --         --
Net loss for the year ....................................................................         --         --
----------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................  1,927,791    $ 2,000
----------------------------------------------------------------------------------------------------------------

                                                                                                   COMMON STOCK
                                                                                             -----------------------
                                                                                                SHARES        AMOUNT
 BALANCE, APRIL 1, 1997 ..................................................................    15,861,240    $ 16,000
Stock issued in lieu of cash payments ....................................................        42,178          --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................     1,425,000       1,000
Stock to be issued (Note 8) ..............................................................            --          --
Exercise of stock appreciation rights ....................................................        18,348          --
Issuance of warrants to purchase stock (Note 10) .........................................            --          --
Foreign currency translation adjustment ..................................................            --          --
Net loss for the year ....................................................................            --          --
--------------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................    17,346,766      17,000
Stock issued in connection with litigation settlement (Note 8) ...........................        28,700          --
Stock issued to common escrow (Note 8) ...................................................       350,000          --
Issuance of warrants to purchase stock (Note 7) ..........................................            --          --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................        62,500          --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................    (1,425,000)     (1,000)
Deferred compensation costs (Note 4) .....................................................            --          --
Foreign currency translation adjustment ..................................................            --          --
Net loss for the period ..................................................................            --          --
--------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................    16,362,966      16,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................            --          --
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note
  4)......................................................................................     1,161,755       1,000
Stock to be issued in connection with acquisitions (Note 4) ..............................            --          --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..       697,328       1,000
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..       160,257          --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................            --          --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................            --          --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................     3,000,000       3,000
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................            --          --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................            --          --
Deferred compensation costs (Notes 4 and 10) .............................................            --          --
Exercise of stock options and warrants (Note 10) .........................................     1,638,163       2,000
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................     1,544,662       2,000
Stock to be issued for dividends .........................................................            --          --
Cumulative Preferred Stock dividends .....................................................            --          --
Amortization of discounts (premium) on Preferred Stocks ..................................            --          --
Other issuances and registration costs ...................................................     5,015,473       5,000
Foreign currency translation adjustment ..................................................            --          --
Net loss for the year ....................................................................            --          --
--------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................    29,580,604    $ 30,000
--------------------------------------------------------------------------------------------------------------------

                                                                                             STOCK TO BE        NOTES
                                                                                                ISSUED        RECEIVABLE
 BALANCE, APRIL 1, 1997 ..................................................................  $         --    $         --
Stock issued in lieu of cash payments ....................................................            --              --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................            --              --
Stock to be issued (Note 8) ..............................................................     3,500,000              --
Exercise of stock appreciation rights ....................................................            --              --
Issuance of warrants to purchase stock (Note 10) .........................................            --              --
Foreign currency translation adjustment ..................................................            --              --
Net loss for the year ....................................................................            --              --
------------------------------------------------------------------------------------------------------------------------
  BALANCE, MARCH 31, 1998 .................................................................     3,500,000              --
Stock issued in connection with litigation settlement (Note 8) ...........................            --              --
Stock issued to common escrow (Note 8) ...................................................    (3,500,000)             --
Issuance of warrants to purchase stock (Note 7) ..........................................            --              --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................            --              --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................            --              --
Deferred compensation costs (Note 4) .....................................................            --              --
Foreign currency translation adjustment ..................................................            --              --
Net loss for the period ..................................................................            --              --
------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................            --              --
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................            --              --
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note
  4) .....................................................................................            --              --
Stock to be issued in connection with acquisitions (Note 4) ..............................     2,624,000              --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..            --              --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..            --              --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................            --              --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................            --              --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................            --              --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................            --              --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................            --              --
Deferred compensation costs (Notes 4 and 10) .............................................            --              --
Exercise of stock options and warrants (Note 10) .........................................            --      (1,210,000)
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................            --              --
Stock to be issued for dividends .........................................................            --              --
Cumulative Preferred Stock dividends .....................................................            --              --
Amortization of discounts (premium) on Preferred Stocks ..................................            --              --
Other issuances and registration costs ...................................................            --              --
Foreign currency translation adjustment ..................................................            --              --
Net loss for the year ....................................................................            --              --
------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................  $  2,624,000    $ (1,210,000)
------------------------------------------------------------------------------------------------------------------------

                                                                                              ADDITIONAL
                                                                                                PAID-IN        ACCUMULATED
                                                                                                CAPITAL          DEFICIT
 BALANCE, APRIL 1, 1997 ..................................................................   $ 16,048,000     $  (8,186,000)
Stock issued in lieu of cash payments ....................................................        244,000                --
Stock issued in connection with private placement, net (Notes 7 and 10) ..................      7,481,000                --
Stock to be issued (Note 8) ..............................................................             --                --
Exercise of stock appreciation rights ....................................................        138,000                --
Issuance of warrants to purchase stock (Note 10) .........................................      1,136,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the year ....................................................................             --       (13,290,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................     25,047,000       (21,476,000)
Stock issued in connection with litigation settlement (Note 8) ...........................         81,000                --
Stock issued to common escrow (Note 8) ...................................................      3,500,000                --
Issuance of warrants to purchase stock (Note 7) ..........................................        328,000                --
Stock issued in connection with acquisitions (Notes 4 and 10) ............................      3,601,000                --
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................        998,000                --
Deferred compensation costs (Note 4) .....................................................        420,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the period ..................................................................             --        (7,090,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................     33,975,000       (28,566,000)
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................     18,474,000                --
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note
  4)......................................................................................     28,788,000                --
Stock to be issued in connection with acquisitions (Note 4) ..............................             --                --
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..      5,615,000                --
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..     10,836,000                --
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................        835,000                --
Value of increase in conversion feature of Series B Preferred (Note 4) ...................      1,485,000                --
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................       (121,000)               --
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................      3,000,000                --
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................      3,982,000                --
Deferred compensation costs (Notes 4 and 10) .............................................      1,485,000                --
Exercise of stock options and warrants (Note 10) .........................................      1,990,000                --
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................        238,000                --
Stock to be issued for dividends .........................................................      1,043,000                --
Cumulative Preferred Stock dividends .....................................................     (2,300,000)               --
Amortization of discounts (premium) on Preferred Stocks ..................................     (2,797,000)               --
Other issuances and registration costs ...................................................         48,000                --
Foreign currency translation adjustment ..................................................             --                --
Net loss for the year ....................................................................             --       (51,468,000)
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................   $106,576,000     $ (80,034,000)
--------------------------------------------------------------------------------


                                                                                             ACCUMULATED
                                                                                                OTHER            TOTAL
                                                                                            COMPREHENSIVE    STOCKHOLDER'S
                                                                                            INCOME (LOSS)       EQUITY
 BALANCE, APRIL 1, 1997 ..................................................................   $   82,000     $   7,960,000
Stock issued in lieu of cash payments ....................................................           --           244,000
Stock issued in connection with private placement, net (Notes 7 and 10) ..................           --         7,482,000
Stock to be issued (Note 8) ..............................................................           --         3,500,000
Exercise of stock appreciation rights ....................................................           --           138,000
Issuance of warrants to purchase stock (Note 10) .........................................           --         1,136,000
Foreign currency translation adjustment ..................................................      (49,000)          (49,000)
Net loss for the year ....................................................................           --       (13,290,000)
-------------------------------------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 1998 .................................................................       33,000         7,121,000
Stock issued in connection with litigation settlement (Note 8) ...........................           --            81,000
Stock issued to common escrow (Note 8) ...................................................           --                --
Issuance of warrants to purchase stock (Note 7) ..........................................           --           328,000
Stock issued in connection with acquisitions (Notes 4 and 10) ............................           --         3,602,000
Exchange of common stock for Series C Preferred Stock (Notes 7 and 10) ...................           --           997,000
Deferred compensation costs (Note 4) .....................................................           --           420,000
Foreign currency translation adjustment ..................................................     (116,000)         (116,000)
Net loss for the period ..................................................................           --        (7,090,000)
-------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ..............................................................      (83,000)        5,343,000
Issuance of warrants to purchase stock (Notes 4, 5, 7 and 10) ............................           --        18,474,000
Stock issued in connection with acquisitions, net of $135,000 premium amortization (Note
  4)......................................................................................           --        28,790,000
Stock to be issued in connection with acquisitions (Note 4) ..............................           --         2,624,000
Stock issued in connection with debt repayments, net of costs of $40,000 (Notes 5 and 7)..           --         5,616,000
Stock issued in connection with private placements, net of costs of $2,084,000 (Note 10)..           --        10,836,000
Value of beneficial conversion feature on Preferred Stocks and debt, net of unamortized
portion of $1,085,000 (Notes 7 and 10)....................................................           --           835,000
Value of increase in conversion feature of Series B Preferred (Note 4) ...................           --         1,485,000
Exchange of Series C Preferred for common stock, net of dividend of $2,215,000 and costs
of $118,000 (Note 7) .....................................................................           --          (118,000)
Exchange of Series G Preferred for Series K Preferred (Notes 4 and 10) ...................           --         3,000,000
Exchange of Series B Preferred and Notes for Series H and I Preferred, net of dividends
of $4,600,000 and $18,000 (Note 4)........................................................           --         3,982,000
Deferred compensation costs (Notes 4 and 10) .............................................           --         1,485,000
Exercise of stock options and warrants (Note 10) .........................................           --           782,000
Conversion of Series D and N Preferred into common stock, including conversion of
dividends of $240,000 (Note 10)...........................................................           --           240,000
Stock to be issued for dividends .........................................................           --         1,043,000
Cumulative Preferred Stock dividends .....................................................           --        (2,300,000)
Amortization of discounts (premium) on Preferred Stocks ..................................           --        (2,797,000)
Other issuances and registration costs ...................................................           --            53,000
Foreign currency translation adjustment ..................................................      570,000           570,000
Net loss for the year ....................................................................           --       (51,468,000)
-------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999 ..............................................................   $  487,000     $  28,475,000
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

                                                                   eGLOBE, INC.
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
  FOR THE YEAR ENDED DECEMBER 31, 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998
                                               AND THE YEAR ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                                          1999
---------------------------------------------------------------------------------------------------
NET LOSS .........................................................................   $  (51,468,000)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .........................................          570,000
---------------------------------------------------------------------------------------------------
COMPREHENSIVE NET LOSS ...........................................................   $  (50,898,000)
---------------------------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED      YEAR ENDED
                                                                                       DECEMBER 31,         MARCH 31,
                                                                                           1998               1998
-----------------------------------------------------------------------------------------------------------------------
NET LOSS .........................................................................    $  (7,090,000)     $  (13,290,000)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .........................................         (116,000)            (49,000)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE NET LOSS ...........................................................    $  (7,206,000)     $  (13,339,000)
-----------------------------------------------------------------------------------------------------------------------


See  accompanying  summary  of  accounting  policies  and  notes to consolidated financial statements.

                                                                   eGLOBE, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------
                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          1999
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net loss ........................................................................   $ (51,468,000)
 Adjustments to reconcile net loss to cash provided by (used in)
  operating activities:
  Depreciation and amortization ..................................................      12,245,000
  Provision for bad debts ........................................................       2,434,000
  Non-cash interest expense ......................................................         889,000
  Minority interest in loss ......................................................         (26,000)
  Settlement costs (Note 7) ......................................................              --
  Common stock issued in lieu of cash payments ...................................              --
  Issuance of options and warrants for services (Note 10) ........................         181,000
  Compensation costs related to acquisitions (Note 4) ............................       1,485,000
  Amortization of debt discounts (Notes 5 and 7) .................................       5,182,000
  Proxy related litigation expense (Note 8) ......................................              --
  Loss on early retirement of debt (Note 7) ......................................       1,901,000
  Gain on sale of property and equipment .........................................              --
  Write off on non-producing internet assets .....................................              --
  Write down of building to market value .........................................              --
  Changes in operating assets and liabilities (net of changes from acquisitions - Note 4):
   Accounts receivable ...........................................................      (2,712,000)
   Prepaid expenses ..............................................................        (205,000)
   Other current assets ..........................................................         (37,000)
   Other assets ..................................................................           3,000
   Accounts payable ..............................................................      10,172,000
   Income tax payable ............................................................        (815,000)
   Accrued expenses ..............................................................        (815,000)
   Deferred revenue ..............................................................        (153,000)
   Other liabilities .............................................................          87,000
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................................     (21,652,000)
--------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of property and equipment .............................................        (881,000)
 Proceeds from sale of property and equipment ....................................              --
 Advances to non-affiliate, subsequently acquired (Note 4) .......................              --
 Purchase of intangibles .........................................................        (299,000)
 Acquisitions of companies, net of cash acquired (Notes 4 and 17) ................      (2,799,000)
 Increase in restricted cash .....................................................          (4,000)
 Other assets ....................................................................        (224,000)
--------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES ................................................      (4,207,000)
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from notes payable (Notes 4 and 5) .....................................       2,517,000
 Proceeds from notes payable--related party (Note 7) .............................      28,258,000
 Proceeds from issuance of preferred stock .......................................      12,670,000
 Stock issuance costs ............................................................      (1,582,000)
 Proceeds from exercise of warrants ..............................................         721,000
 Proceeds from exercise of options ...............................................          61,000
 Proceeds from issuance of common stock ..........................................         250,000
 Deferred financing and acquisition costs ........................................              --
 Payments on capital leases ......................................................        (860,000)
 Payments on notes payable .......................................................      (8,582,000)
 Payments on notes payable--related party (Note 7) ...............................      (8,066,000)
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES ............................................      25,387,000
--------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH ..................................................        (472,000)
CASH AND CASH EQUIVALENTS, beginning of period ...................................       1,407,000
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period .........................................   $     935,000
--------------------------------------------------------------------------------------------------


                                                                                    NINE MONTHS ENDED      YEAR ENDED
                                                                                       DECEMBER 31,        MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           1998               1998
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net loss ........................................................................    $  (7,090,000)     $ (13,290,000)
 Adjustments to reconcile net loss to cash provided by (used in)
  operating activities:
  Depreciation and amortization ..................................................        2,256,000          2,770,000
  Provision for bad debts ........................................................          789,000          1,434,000
  Non-cash interest expense ......................................................               --                 --
  Minority interest in loss ......................................................               --                 --
  Settlement costs (Note 7) ......................................................          996,000                 --
  Common stock issued in lieu of cash payments ...................................               --            144,000
  Issuance of options and warrants for services (Note 10) ........................          190,000            357,000
  Compensation costs related to acquisitions (Note 4) ............................          420,000                 --
  Amortization of debt discounts (Notes 5 and 7) .................................          255,000            479,000
  Proxy related litigation expense (Note 8) ......................................           81,000          3,500,000
  Loss on early retirement of debt (Note 7) ......................................               --                 --
  Gain on sale of property and equipment .........................................          (57,000)                --
  Write off on non-producing internet assets .....................................               --             89,000
  Write down of building to market value .........................................               --             55,000
  Changes in operating assets and liabilities (net of changes from acquisitions - Note 4):
   Accounts receivable ...........................................................          887,000           (916,000)
   Prepaid expenses ..............................................................           19,000           (206,000)
   Other current assets ..........................................................          159,000            259,000
   Other assets ..................................................................               --                 --
   Accounts payable ..............................................................        3,338,000         (1,055,000)
   Income tax payable ............................................................          (90,000)         1,500,000
   Accrued expenses ..............................................................        1,034,000          2,414,000
   Deferred revenue ..............................................................          311,000             19,000
   Other liabilities .............................................................           61,000            (58,000)
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................................        3,559,000         (2,505,000)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of property and equipment .............................................       (1,990,000)        (2,150,000)
 Proceeds from sale of property and equipment ....................................          126,000                 --
 Advances to non-affiliate, subsequently acquired (Note 4) .......................         (971,000)                --
 Purchase of intangibles .........................................................               --                 --
 Acquisitions of companies, net of cash acquired (Notes 4 and 17) ................       (2,207,000)                --
 Increase in restricted cash .....................................................         (100,000)                --
 Other assets ....................................................................         (109,000)            26,000
----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES ................................................       (5,251,000)        (2,124,000)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from notes payable (Notes 4 and 5) .....................................          250,000          7,810,000
 Proceeds from notes payable--related party (Note 7) .............................        1,200,000                 --
 Proceeds from issuance of preferred stock .......................................               --                 --
 Stock issuance costs ............................................................               --                 --
 Proceeds from exercise of warrants ..............................................               --                 --
 Proceeds from exercise of options ...............................................               --            138,000
 Proceeds from issuance of common stock ..........................................               --          7,345,000
 Deferred financing and acquisition costs ........................................         (524,000)                --
 Payments on capital leases ......................................................         (198,000)          (448,000)
 Payments on notes payable .......................................................          (20,000)        (9,998,000)
 Payments on notes payable--related party (Note 7) ...............................               --                 --
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES ............................................          708,000          4,847,000
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH ..................................................         (984,000)           218,000
CASH AND CASH EQUIVALENTS, beginning of period ...................................        2,391,000          2,173,000
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period .........................................    $   1,407,000      $   2,391,000
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

REVENUE RECOGNITION


     The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable. Revenue and related direct costs from customer contracts for Enhanced, Network, Customer Care and Retail services are recognized over the terms of the contracts, which are generally one year, except for the six month expiration for prepaid calling cards (enhanced services). Cash received in advance of revenue earned is recorded as deferred revenue, including monthly subscriber charges and monthly minimum payments, which are subsequently recognized as revenue when the services are performed. Revenue is reported on a gross basis with separate display of cost of revenue to arrive at gross profit as the Company acts as principal and has the risks and rewards of ownership in each transaction. The Company has not currently entered into any barter transactions.


     Revenue for all services is recognized on an individual service basis as provided to each customer. Billings to customers are based upon established tariffs filed with the United States Federal Communications Commission, or for usage outside of the tariff requirements, at rates established by the Company.


     Revenues from the Company's card services business (Enhanced Services) comes mainly from providing various card services (postpaid calling, prepaid calling and platform) to customers under contracted terms who are charged on a per call basis (for postpaid, usage-based prepaids and platform) or on a per card basis (for activation-based prepaids). Certain new offerings such as unified messaging, telephone portal, interactive voice and Internet services, often have monthly subscriber charges in addition to per transaction charges. Revenues and direct costs from such services are recognized as the
                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

REVENUE RECOGNITION - (CONTINUED)

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

     In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site
                                 eGLOBE, INC.
                 SUMMARY OF ACCOUNTING POLICIES  -- (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENT - (CONTINUED)

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

    According to the Operating Agreement, the net profits and net losses of the LLC are allocated 90% to the Company and 10% to Oasis. Proceeds from the sale of the Company's common stock or warrants would be allocated 90% to the Company and 10% to Oasis. Proceeds from the sale of the ORS stock or
                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

its   assets   will  be  allocated  100%  to  Oasis  until  Oasis  has  received distributions of at least $9.0 million and then 90% to Oasis and 10% to the Company. Pursuant to the LLC's Operating Agreement, the LLC is an interim step to full ownership of ORS by the Company. Once the Company has either raised $10.0 million in new capital or generated three consecutive months of positive cash flow and registered the shares issued in this transaction, the LLC will be dissolved and ORS will become a wholly-owned subsidiary of the Company. Under these circumstances, Oasis would receive the shares of common stock and warrants contributed to the LLC by the Company. Additionally, even if these conditions are not fulfilled, Oasis has the right to redeem its interest in the LLC at any time in exchange for the shares of common stock and the warrants issued to the LLC by eGlobe.

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

                                 eGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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
                                                              ======                   ======                ======

     Included in the above table are certain warrants that are contingent based on various future performance measures. (See Note 4 ).

     The following table summarizes information about warrants outstanding at December 31, 1999:

                                   OUTSTANDING                        EXERCISABLE
                    -----------------------------------------   -----------------------
                                     WEIGHTED       WEIGHTED                   WEIGHTED
                                     REMAINING       AVERAGE                   AVERAGE
     RANGE OF        NUMBER OF      CONTRACTUAL     EXERCISE     NUMBER OF     EXERCISE
 EXERCISE PRICES       SHARES      LIFE (YEARS)       PRICE        SHARES       PRICE
-----------------   -----------   --------------   ----------   -----------   ---------
 $       .001        1,087,500          1.00        $ .001              --     $   --
 $        .01          404,500          2.29        $  .01         404,500     $  .01
 $  1.00-1.50        5,499,999          2.75        $ 1.04       2,166,667     $ 1.09
 $  1.51-2.18        1,472,500          2.05        $ 1.92       1,472,500     $ 1.92
 $  2.37-3.00          124,761          2.84        $ 2.73          78,173     $ 2.57
 $       5.00          258,047          2.88        $ 5.00              --     $   --
 $  6.00-6.61          341,667          5.76        $ 6.52         341,667     $ 6.52
 ------------        ---------          ----        -------      ---------     ------
 $ 0.001-6.61        9,188,974          2.53        $ 1.35       4,463,507     $ 1.71
 ============        =========          ====        =======      =========     ======

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


                                                                      YEAR           NINE MONTHS       YEAR
                                                                      ENDED             ENDED          ENDED
                                                                  DECEMBER 31,      DECEMBER 31,     MARCH 31,
                                                                      1999              1998           1998
                                                                ----------------   --------------   ----------
Additional paid-in capital ..................................       (9,643,000)              --          --
ORS:
Working capital surplus, other than cash acquired ...........           36,000               --          --
Property and equipment ......................................          671,000               --          --
Intangible assets in LLC ....................................        1,580,000               --          --
Other assets ................................................           40,000               --          --
Purchase price in excess of the net assets acquired .........          363,000               --          --
Minority interest ...........................................       (2,330,000)              --          --
COAST:
Working capital surplus, other than cash acquired ...........          938,000               --
Property and equipment ......................................        1,415,000               --          --
Deposits ....................................................           16,000               --          --
Intangible assets ...........................................        3,190,000               --          --
Purchase price in excess of net assets acquired .............       14,344,000               --          --
Acquired debt ...............................................       (3,539,000)              --          --
Common stock ................................................           (1,000)              --
Issuance of Series O Convertible Preferred Stock ............               --               --          --
Additional paid-in capital ..................................      (16,379,000)              --          --
                                                                   -----------             ----          --
Net cash used to acquire companies ..........................    $   2,799,000      $ 2,207,000         $--
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

C) EXHIBITS:

 EXHIBIT
   NO.                                                 DESCRIPTION
---------   -------------------------------------------------------------------------------------------------
2.1         Agreement and Plan of Merger, dated February 3, 1999, by and among Executive TeleCard, Ltd.,
            Telekey, Inc., eGlobe Merger Sub No. 2, Inc. and the stockholders of Telekey, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of Executive TeleCard, Ltd., dated
            March 1, 1999).
2.2         Asset Purchase Agreement, dated July 10, 1998, by and among Executive TeleCard, Ltd.,
            American United Global, Inc., Connectsoft Communications Corporation, Connectsoft Holding
            Corp., and C-Soft Acquisition Corp. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K filed on July 2, 1999).

 EXHIBIT
   NO.                                                DESCRIPTION
--------   -------------------------------------------------------------------------------------------------
2.3        Amendment No. 1 to Asset Purchase Agreement, dated July 30, 1998, by and among Executive
           TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation,
           Connectsoft Holding Corp., and C-Soft Acquisition Corp. (Incorporated by reference to Exhibit
           2.2 in Current Report on Form 8-K filed on July 2, 1999).
2.4        Amendment No. 2 to Asset Purchase Agreement, dated August _, 1998, by and among Executive
           TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation,
           Connectsoft Holding Corp., and C-Soft Acquisition Corp. (Incorporated by reference to Exhibit
           2.3 in Current Report on Form 8-K filed on July 2, 1999).
2.5        Amendment No. 3 to Asset Purchase Agreement, dated June 17, 1999, by and among Executive
           TeleCard, Ltd., American United Global, Inc., Connectsoft Communications Corporation,
           Connectsoft Holding Corp., and C-Soft Acquisition Corp. (Incorporated by reference to Exhibit
           2.4 in Current Report on Form 8-K filed on July 2, 1999).
2.6        Assignment and Assumption Agreement, dated as of June 17, 1999, by and among Vogo
           Networks, LLC, Connectsoft Communications Corporation, and Connectsoft Holding Corp.
           (Incorporated by reference to Exhibit 2.5 in Current Report on Form 8-K filed on July 2, 1999).
2.7        Exchange Agreement dated July 26, 1999, by and between the former stockholders of IDX
           International, Inc. and eGlobe, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K/A filed on August 31, 1999).
2.8        Exchange Agreement dated as of September 3, 1999 by and between eGlobe, Inc. and American
           United Global, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K filed on September 3, 1999).
2.9        Contribution Agreement by and among eGlobe, Inc., eGlobe/OASIS, Inc., OASIS Reservation
           Services, Inc., Outsourced Automated Services and Integrated Solutions, Inc. and eGlobe/Oasis
           Reservations LLC, dated as September 15, 1999. (Incorporated by reference to Exhibit 2.1 in
           Current Report on Form 8-K filed on October 5, 1999).
2.10       Stock Purchase Agreement dated as of October 4, 1999 by and among eGlobe, Inc., iGlobe, Inc.
           and Highpoint Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 in Current
           Report on Form 8-K filed on October 29, 1999).
2.11       Agreement and Plan of Merger dated as of November 29, 1999 by and among eGlobe, Inc.,
           eGlobe Merger Sub No. 5, Inc., Coast International, Inc. and the Stockholders of Coast
           International, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of
           eGlobe, Inc., dated December 17, 1999).
2.12       Agreement and Plan of Merger dated as of December 16, 1999 by and among eGlobe, Inc.,
           eGlobe, Merger Sub No. 6, Inc., Trans Global Communications, Inc., and The Stockholders of
           Trans Global Communications, Inc. (Incorporated by reference to Exhibit 2.1 in Current Report on Form 8-K of eGlobe, Inc., dated December 30, 1999).
3.1        Restated Certificate of Incorporation as amended June 16, 1999 (Incorporated by reference to
           Exhibit 3.1 in Quarterly Report on Form 10-Q of eGlobe, Inc., for the period ended June 30,
           1999).
3.2        Certificate of Amendment of Restated Certificate of Incorporation, dated July 8, 1999.
3.3        Certificate of Amendment of Restated Certificate of Incorporation, dated March 23, 2000.
3.4        Certificate of Elimination to Certificate of Designations, Rights and Preferences of Series A
           Convertible Preferred Stock of eGlobe, Inc.
3.5        Certificate of Elimination to Certificate of Designations, Rights and Preferences of Series B
           Convertible Preferred Stock of eGlobe, Inc.
3.6        Certificate of Elimination to Certificate of Designations, Rights and Preferences of 8% Series C
           Cumulative Convertible Preferred Stock of eGlobe, Inc.

 EXHIBIT
   NO.                                                DESCRIPTION
--------   -------------------------------------------------------------------------------------------------
3.7        Certificate of Elimination to Certificate of Designations, Rights and Preferences of 8% Series D
           Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.8        Certificate of Designations, Rights and Preferences of 8% Series E Cumulative Convertible
           Redeemable Preferred Stock of eGlobe, Inc. (filed as part of the Restated Certificate of
           Incorporation at Exhibit 3.1).
3.9        Certificate of Elimination to Certificate of Designations, Rights and Preferences of Series F
           Convertible Preferred Stock of eGlobe, Inc.
3.10       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 6% Series G
           Cumulative Convertible Redeemable Preferred Stock of eGlobe, Inc.
3.11       Certificate of Elimination to Certificate of Designations, Rights and Preferences of Series H
           Convertible Preferred Stock of eGlobe, Inc.
3.12       Certificate of Elimination to Certificate of Designations, Rights and Preferences of Series I
           Convertible Optional Redeemable Preferred Stock of eGlobe, Inc.
3.13       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 5% Series J
           Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.14       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 5% Series K
           Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.15       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 20% Series
           M Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.16       Certificate of Elimination to Certificate of Designations, Rights and Preferences of 8% Series N
           Cumulative Convertible Preferred Stock of eGlobe, Inc.
3.17       Certificate of Designations, Rights, Preferences and Restrictions of 10% Series O Cumulative
           Convertible Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 2.1 in Current
           Report on Form 8-K of eGlobe, Inc., dated December 17, 1999).
3.18       Certificate of Designations, Rights, Preferences and Restrictions of Series P Convertible
           Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on
           Form 8-K of eGlobe, Inc. filed February 15, 2000).
3.19       Certificate of Designations, Rights, Preferences and Restrictions of Series Q Convertible
           Preferred Stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.1 in Current Report on
           Form 8-K of eGlobe, Inc. filed March 23, 2000).
3.20       Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 in Annual Report on
           Form 10-K of eGlobe, Inc. for the fiscal year ended March 31, 1998).
3.21       Amendment to Bylaws (Incorporated by reference to Exhibit 3.4 in Annual Report on Form
           10-K of eGlobe, Inc., for the period ended December 31, 1998).
4.1        Forms of Warrant to purchase shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.8 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended
           December 31, 1998).
4.2        Compensation Agreement, dated September 2, 1998, between eGlobe, Inc., C-Soft Acquisition
           Corp. and Brookshire Securities Corp., providing a warrant to purchase 2,500 shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.13 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December 31, 1998).
4.3        Agreement, dated June 18, 1998, by and between eGlobe, Inc. and Seymour Gordon
           (Incorporated by reference to Exhibit 4.14 in Annual Report on Form 10-K of eGlobe, Inc., for
           the period ended December 31, 1998).
4.4        Promissory Note in the original principal amount of $1,000,000 dated June 18, 1998, between
           eGlobe, Inc. and Seymour Gordon (Incorporated by reference to Exhibit 4.15 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December 31, 1998).

 EXHIBIT
   NO.                                                DESCRIPTION
--------   -------------------------------------------------------------------------------------------------
 4.5       Promissory Note of C-Soft Acquisition Corp., as maker, and eGlobe, Inc., as guarantor, payable to Dr. J. Soni in the original principal amount of $250,000, dated September 1, 1998, providing a warrant to purchase 25,000 shares of common stock of eGlobe, Inc. (Incorporated by reference to Exhibit 4.17 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December
           31, 1998).
 4.6       Form of Warrant to purchase 5,000,000 shares of common stock of eGlobe, Inc. issued to EXTL
           Investors LLC (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of
           eGlobe filed July 19, 1999).
 4.7       Form of Warrants to purchase up to 1,250,000 shares of common stock of eGlobe, Inc.
           (Incorporated by reference to Exhibit 4.7 in Current Report on Form 8-K/A of eGlobe, Inc.,
           dated August 31, 1999).
 4.8       Form of Warrants to purchase shares of common stock of eGlobe, Inc. dated as of September 15,
           1999 (Incorporated by reference to Exhibit 4.1 in Current Report on Form 8-K of eGlobe filed
           October 5, 1999).
 4.9       Form of Warrants to purchase shares of common stock of eGlobe, Inc. dated as of October 15,
           1999. (Incorporated by reference to Exhibit 4.6 in Quarterly Report on Form 10-Q of eGlobe,
           Inc., for the period ended September 30, 1999).
 4.10      Form of Warrants to purchase 375,000 shares of common stock of eGlobe, Inc. dated as of
           January 26, 2000 (Incorporated by reference to Exhibit 4.2 in Current Report on Form 8-K of
           eGlobe, Inc. filed February 15, 2000).
 4.11      Form of Warrants to purchase 100,000 shares of common stock of eGlobe, Inc. dated as of March
           15, 2000 (Incorporated by reference to Exhibit 4.2 in Current Report on Form 8-K of eGlobe,
           Inc. filed March 23, 2000).
 4.12      Form of Warrants to purchase 60,000 shares of common stock of eGlobe, Inc. dated as of August
           25, 1999.
 10.1      Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and World
           Wide Export, Ltd., dated February 28, 1996 (Incorporated by reference to Exhibit 10.20 in Form
           10-K of Executive TeleCard, Ltd., for the fiscal year ended March 31, 1996).
 10.2      Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and Seymour
           Gordon, dated February 28, 1996 (Incorporated by reference to Exhibit 10.21 in Form 10-K of
           Executive TeleCard, Ltd., for the fiscal year ended March 31, 1996).
 10.3      Promissory Note and Stock Option Agreement between Executive TeleCard, Ltd. and Network
           Data Systems, Limited, dated June 27, 1996 (Incorporated by reference to Exhibit 10.2 in
           Quarterly Report on Form 10-Q of Executive TeleCard, Ltd., for the period ended June 30,
           1996).
 10.4      Settlement Agreement, dated April 2, 1998, between Executive TeleCard, Ltd. and parties to In re: Executive TeleCard, Ltd. Securities Litigation, Case No. 94 Civ. 7846 (CLB), U.S.D.C.,
           S.D.N.Y. (Incorporated by reference to Exhibit 10.8 in Annual Report on Form 10-K of
           Executive TeleCard, Ltd., for the fiscal year ended March 31, 1998).
 10.5      1995 Employee Stock Option and Appreciation Rights Plan, as amended and restated.
 10.6      Employment Agreement for Christopher J. Vizas, dated December 5, 1997 (Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of Executive TeleCard, Ltd., for the
           period ended December 31, 1997).
 10.7      Employment Agreement for Bijan Moaveni, dated December 3, 1999. (Incorporated by reference to Exhibit 10.7 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
 10.8      Employment Agreement for David Skriloff, dated January 1, 2000. (Incorporated by reference to Exhibit 10.8 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).

 EXHIBIT
   NO.                                                     DESCRIPTION
--------   ----------------------------------------------------------------------------------------------------------
10.9       Employment Agreement for Ronald A. Fried, dated February 20, 1998. (Incorporated by reference to Exhibit 10.9 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.10      Security Agreement, dated as of June 17, 1999, by and between American United Global, Inc.
           and Vogo Networks, LLC. (Incorporated by reference to Exhibit 10.1 in Current Report on
           Form 8-K of eGlobe filed July 2, 1999).
10.11      Side Letter, dated June 16, 1999, between EXTL Investors LLC and eGlobe, Inc. (Incorporated by reference to Exhibit 10.2 in Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.12      Amendment No. 1 to Loan and Note Purchase Agreement, dated June 30, 1999, between EXTL
           Investors LLC, eGlobe Financing Corporation, IDX Financing Corporation and Telekey
           Financing Corporation and eGlobe, Inc. (Incorporated by reference to Exhibit 10.3 in Current
           Report on Form 8-K of eGlobe filed July 19, 1999).
10.13      Form of Secured Promissory Note in the original principal amount of $20,000,000, dated June 30,
           1999, of eGlobe Financing Corporation, IDX Financing Corporation and Telekey Financing
           Corporation payable to EXTL Investors LLC (Incorporated by reference to Exhibit 10.4 in
           Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.14      Subscription Agreement, dated April 9, 1999, between Executive TeleCard, Ltd. and eGlobe
           Financing Corporation (Incorporated by reference to Exhibit 10.18 in Annual Report on Form
           10-K of Executive Telecard, Ltd., for the period ended December 31, 1998).
10.15      Security Agreement, dated June 30, 1999, among eGlobe Financing Corporation, IDX Financing
           Corporation, Telekey Financing Corporation and EXTL Investors LLC (Incorporated by
           reference to Exhibit 10.5 in Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.16      Security Agreement, dated June 30, 1999, among eGlobe, Inc., IDX International, Inc. and
           EXTL Investors LLC (Incorporated by reference to Exhibit 10.6 in Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.17      Guaranty, dated June 30, 1999, among eGlobe, Inc., IDX International, Inc. and EXTL Investors
           LLC (Incorporated by reference to Exhibit 10.7 in Current Report on Form 8-K of eGlobe filed
           July 19, 1999).
10.18      Form of Accounts Receivable Revolving Credit Note in the original principal amount of up to
           $20,000,000, dated June 30, 1999, of eGlobe Financing Corporation, IDX Financing Corporation
           and Telekey Financing Corporation payable to EXTL Investors LLC (Incorporated by reference to Exhibit 10.8 in Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.19      Operating Agreement of eGlobe/Oasis Reservations LLC by and among eGlobe/OASIS, Inc. and
           Outsourced Automated Services and Integrated Solutions, Inc., dated as September 15, 1999.
           (Incorporated by reference to Exhibit 10.8 in Current Report on Form 8-K of eGlobe filed July 19, 1999).
10.20      Guaranty by and between eGlobe, Inc. and Outsourced Automated Services and Integrated
           Solutions, Inc. (Incorporated by reference to Exhibit 10.8 in Current Report on Form 8-K of eGlobe
           filed July 19, 1999).
10.21      Pledge Agreement by and between eGlobe, Inc. and Outsourced Automated Services and Integrated
           Solutions, Inc. (Incorporated by reference to Exhibit 10.8 in Current Report on Form 8-K of eGlobe
           filed July 19, 1999).
10.22      Guaranty by and between eGlobe, Inc. and Outsourced Automated Services and Integrated
           Solutions, Inc. (Incorporated by reference to Exhibit 10.1 in Current Report on Form 8-K of eGlobe
           filed October 5, 1999).
10.23      Pledge Agreement by and between eGlobe, Inc. and Outsourced Automated Services and Integrated
           Solutions, Inc. (Incorporated by reference to Exhibit 10.2 in Current Report on Form 8-K of eGlobe
           filed October 5, 1999).

  EXHIBIT
    NO.                                                  DESCRIPTION
----------   --------------------------------------------------------------------------------------------------
10.24        Transition Management & Services Agreement between eGlobe, Inc. and Highpoint
             Telecommunications Inc. dated as of August 1, 1999 (Incorporated by reference to Exhibit 10.1 in Current Report on Form 8-K of eGlobe filed October 29, 1999).
10.25        1995 Directors Stock Option and Appreciation Rights Plan, as amended and restated.
             (Incorporated by reference to Exhibit 10.10 Annual Report on Form 10-K of Executive Telecard,
             Ltd., for the fiscal year ended March 31, 1998).
10.26        Stock Purchase Agreement, dated August 25, 1999, between eGlobe, Inc. and Seymour Gordon.
             (Incorporated by reference to Exhibit 10.26 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.27        Promissory Note in original amount of $310,000 dated March 21, 1998 of eGlobe, Inc. payable to Commercial Federal Bank. (Incorporated by reference to Exhibit 10.27 in Annual Report on
             Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.28        Agreement for Provision of Calling Card Services, dated August __, 1998, between eGlobe, Inc.
             (formerly known as Executive TeleCard Ltd.) and American Prepaid. (Incorporated by
             reference to Exhibit 10.28 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.29        Telecommunications Services Agreement, dated July 30, 1999, between IDX International, Inc.
             and Destia Communications Services, Inc. (Incorporated by reference to Exhibit 10.29 in Annual
             Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.30        Reciprocal Telecommunications Services Agreement, dated June 23, 1998, between IDX
             International, Inc. and Teleglobe USA Inc. (Incorporated by reference to Exhibit 10.30 in
             Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.31        Telecommunications Services Agreement, dated September 1, 1999, between IDX International,
             Inc. and TeleDenmark USA, Inc. (Incorporated by reference to Exhibit 10.31 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.32        Reciprocal Telecommunications Services Agreement, dated October 29, 1999, between IDX
             International, Inc. and Trans Global Communications, Inc. (Incorporated by reference to Exhibit
             10.32 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.33        Amendment to Lease Agreement, dated October 31, 1996, between Telecommunications
             Finance Group and Athena International Ltd. Liability Co. (to be amended to replace Athena with iGlobe, Inc.). (Incorporated by reference to Exhibit 10.33 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.34        Carrier Service Agreement, dated June 30, 1998, between IDX International, Inc. and Frontier
             Communications of the West, Inc. (Incorporated by reference to Exhibit 10.34 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.35        Carrier Service Agreement, dated February 15, 1999, between Vitacom Corporation
             (predecessor to iGlobe, Inc.) and Satelites Mexicanos, S.A. de C.V. (Incorporated by reference to Exhibit 10.35 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.36        Securities Purchase Agreement between eGlobe, Inc. and RGC International Investors LDC dated as of January 26, 2000 (Incorporated by reference to Exhibit 10.1 in Current Report on
             Form 8-K of eGlobe, Inc. filed February 15, 2000).
10.37        Securities Purchase Agreement between eGlobe, Inc. and RGC International Investors LDC dated as of March 15, 2000 (Incorporated by reference to Exhibit 4.2 in Current Report on
             Form 8-K of eGlobe, Inc. filed March 23, 2000).
10.38        Amendment No. 2 to loan and Note Purchase Agreement, dated April 5, 2000, between and among eGlobe, Inc., eGlobe Financing Corporation, IDX Financing Corporation, Telekey
             Financing Corporation, eGlobe/Coast, Inc., and EXTL Investors, LLC. (Incorporated by
             reference to Exhibit 10.38 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).

  EXHIBIT
    NO.                                                   DESCRIPTION
----------   -----------------------------------------------------------------------------------------------------
10.39        Consent and Agreement, dated April 5, 2000, between eGlobe, Inc. and Special Investment
             Risks, LLC. (Incorporated by reference to Exhibit 10.39 in Annual Report on Form 10-K of
             eGlobe, Inc. filed on April 7, 2000).
10.40        Security Agreement, dated April 5, 2000, between and among eGlobe/Coast, Inc., EXTL
             Investors, LLC, and Special Investment Risks, LLC. (Incorporated by reference to Exhibit 10.40 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.41        Amended and Restated Security Agreement, dated April 5, 2000, between and among eGlobe
             Financing Corporation, IDX Financing Corporation, and Telekey Financing Corporation, EXTL
             Investors, LLC and Special Investment Risks, LLC. (Incorporated by reference to Exhibit 10.41 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.42        Guaranty, dated April 5, 2000, made by eGlobe, Inc., eGlobe Financing Corporation, IDX
             Financing Corporation, and Telekey Financing Corporation, in favor of Special Investment
             Risks, LLC. (Incorporated by reference to Exhibit 10.42 in Annual Report on Form 10-K of
             eGlobe, Inc. filed on April 7, 2000).
10.43        Guaranty, dated April 5, 2000, made by eGlobe/Coast, Inc. in favor of EXTL Investors, LLC.
             (Incorporated by reference to Exhibit 10.43 in Annual Report on Form 10-K of eGlobe, Inc. filed on April 7, 2000).
10.44        Revolving Credit Note, dated March 5, 1999, between Coast International, Inc. and Special
             Investment Risks, LLC. (Incorporated by reference to Exhibit 10.44 in Annual Report on Form
             10-K of eGlobe, Inc. filed on April 7, 2000).
10.45        Promissory Note, dated November 29, 1999, between Coast International, Inc. and Special
             Investment Risks, LLC. (Incorporated by reference to Exhibit 10.45 in Annual Report on Form
             10-K of eGlobe, Inc. filed on April 7, 2000).
10.46        International Interconnection Memorandum of Understanding, dated September 6, 1998, between Trans Global Communications, Inc. and Telecom Egypt Co.
10.47        Memorandum of Mutual Agreement (English translation of Arabic language document), dated
                 , 2000, between The Egyptian Communications Company and Trans Global
             Communications, Inc.
10.48        Agreement for Provision of Services, dated March 23, 2000, between Vogo Networks L.L.C. and
             ETN, Italia.
10.49        Registration Rights Agreement, dated January 26, 2000, between eGlobe, Inc. and RCG
             International Investors LDC.
10.50        Registration Rights Agreement, dated March 15, 2000, between eGlobe, Inc and RGC
             International Investors LDC.
21           Subsidiaries of eGlobe, Inc.
23.1         Consent of BDO Seidman, LLP.
24           Power of Attorney (On signature page).
27           Financial Data Schedule
99.1         Section 214 Authorization for eGlobe, Inc. (Incorporated by reference to Exhibit 10.5 in Form
             S-1 Registration Statement of eGlobe, Inc. (No. 33-25572)).
99.2         Assignment of Section 214 Authorization for IDX International, Inc. (Incorporated by reference to
             Exhibit 99.2 in Annual Report on Form 10-K of eGlobe, Inc., for the period ended December 31, 1998).
99.3         Letter from the Nasdaq, dated August 20, 1999, regarding the Company's re-listing on Nasdaq
             National Market. (Incorporated by reference to Exhibit 99.1 in Current Report on Form 8-K of
             eGlobe, Inc., dated October 5, 1999).
99.4         Assignment of Section 214 Authorization for Trans Global Communications, Inc.

                                  SIGNATURES


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        eGLOBE, INC.



Dated: October 12, 2000                 By:   /s/David Skriloff

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


                               SIGNATURE                                       DATED
----------------------------------------------------------------------   -----------------
                                 By: *                                   October 12, 2000
---------------------------------------------------------------------
  Christopher J. Vizas, Chairman of the Board of Directors, and Chief
                Executive Officer (Principal Executive Officer)

                  By: /s/ David Skriloff                                 October 12, 2000
---------------------------------------------------------------------
                 Chief Financial Officer
             (Principal Financial Officer)

                                 By: *                                   October 12, 2000
---------------------------------------------------------------------
            Bijan Moaveni, Chief Operating Officer
               (Principal Operating Officer)

                                 By: *                                   October 12, 2000
---------------------------------------------------------------------
 Anne E. Haas, Vice President, Chief Accounting Officer and Treasurer
               (Principal Accounting Officer)

                                 By: *                                   October 12, 2000
----------------------------------------------------------
             Arnold S. Gumowitz, Co-Chairman of the
                      Board of Directors

                                 By: *                                   October 12, 2000
----------------------------------------------------------
                        David W. Warnes, Director

                                 By: *                                   October 12, 2000
----------------------------------------------------------
                      Richard A. Krinsley, Director

                             By: *                                       October 12, 2000
----------------------------------------------------------
                   Donald H. Sledge, Director

                            By: *                                        October 12, 2000
----------------------------------------------------------
                  James O. Howard, Director

                            By: *                                        October 12, 2000
----------------------------------------------------------
                  Richard Chiang, Director

                            By: *
----------------------------------------------------------
                   John H. Wall, Director                      October 12, 2000

                            By: *                              October 12, 2000
----------------------------------------------------------
                   Gary Gumowitz, Director

                            By: *                              October 12, 2000
----------------------------------------------------------
                    John Hughes, Director
*By:  /s/ David Skriloff                                       October 12, 2000
   ----------------
    Attorney-in-fact
