Form 10-K/A
period 1999-12-31
EGLOBE INC
filed 2000-11-06
CIK 842807

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

The accompanying consolidated financial statements have been prepared assuming that eGlobe, Inc. will continue as a going concern. The potential redemption of Series P and Q Convertible Preferred stock discussed in Note 19 to the financial statements, coupled with the fact that eGlobe, Inc. has suffered significant recurring losses from operations, has a net capital deficiency, has significant short-term cash commitments and does not presently have sufficient firm commitments from outside sources to finance its growth plan, combine to raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the Summary of Accounting Policies accompanying the consolidated financial statements. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                      -----------------------------
                                     /S/ BDO SEIDMAN, LLP

March 24, 2000, except for Notes 10 and 18, which are as of April 6, 2000 and Note 19 which is as of October 25, 2000
Denver, Colorado
                                                                   eGLOBE, INC.
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


19.  EVENTS SUBSEQUENT TO OCTOBER 25, 2000

The Company held its annual shareholders meeting on October 25, 2000, where one of the proposals to be voted on required shareholder approval of the issuance of common stock upon the conversion of the Series P Convertible Preferred Stock and Series Q Convertible Preferred Stock and the exercise of certain warrants. The Company deferred the vote on this proposal until November 16, 2000 in order to permit the Company to obtain additional responses from stockholders holding their shares in street name. As noted in Note 16 to the consolidated financial statements, if the Series P and Series Q Preferred Stock is no longer convertible into common stock, the Company may be required to redeem the preferred stock. If the Company is forced to redeem the outstanding Series P and Series Q Preferred Stock, it is currently unable to immediately pay the redemption value. Further, the Series Q Preferred Stock agreement also provides that the Company may issue up to 6,000 additional shares of Series Q preferred Stock and warrants to purchase an additional 150,000 shares of common stock to RGC for $6.0 million at a second closing to be completed no later than July 15, 2000. The Company has only been able to obtain a waiver of their current default through October 15, 2000.

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


                                        eGLOBE, INC.



Dated: November 6, 2000                 By:   /s/David Skriloff

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


                               SIGNATURE                                       DATED
----------------------------------------------------------------------   -----------------
                                 By: *                                   November 6, 2000
---------------------------------------------------------------------
  Christopher J. Vizas, Chairman of the Board of Directors, and Chief
                Executive Officer (Principal Executive Officer)

                  By: /s/ David Skriloff                                 November 6, 2000
---------------------------------------------------------------------
                 Chief Financial Officer
             (Principal Financial Officer)

                                 By: *                                   November 6, 2000
---------------------------------------------------------------------
            Bijan Moaveni, Chief Operating Officer
               (Principal Operating Officer)

                                 By: *                                   November 6, 2000
---------------------------------------------------------------------
     Anne E. Haas, Chief Accounting Officer and Treasurer
               (Principal Accounting Officer)


                                 By: *                                   November 6, 2000
----------------------------------------------------------
                        David W. Warnes, Director

                                 By: *                                   November 6, 2000
----------------------------------------------------------
                      Richard A. Krinsley, Director

                             By: *                                       November 6, 2000
----------------------------------------------------------
                   Donald H. Sledge, Director

                            By: *                                        November 6, 2000
----------------------------------------------------------
                  James O. Howard, Director


                            By: *
----------------------------------------------------------
                   John H. Wall, Director                                November 6, 2000



*By:  /s/ David Skriloff                                                 November 6, 2000
   ----------------
    Attorney-in-fact

