Form 10-Q/A
period 2000-06-30
EGLOBE INC
filed 2000-11-06
CIK 842807

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

NOTE 15 - EVENTS SUBSEQUENT TO OCTOBER 25, 2000

The Company held its annual shareholders meeting on October 25, 2000, where one of the proposals to be voted on required shareholder approval of the issuance of common stock upon the conversion of the Series P Convertible Preferred Stock and Series Q Convertible Preferred Stock and the exercise of certain warrants. The Company deferred the vote on this proposal until November 16, 2000 in order to permit the Company to obtain additional responses from stockholders holding their shares in street name. As noted in Note 11 to the unaudited consolidated financial statements, if the Series P and Series Q Preferred Stock is no longer convertible into common stock, the Company may be required to redeem the preferred stock. If the Company is forced to redeem the outstanding Series P and Series Q Preferred Stock, it is currently unable to immediately pay the redemption value. Further, the Series Q Preferred Stock agreement also provides that the Company may issue up to 6,000 additional shares of Series Q preferred Stock and warrants to purchase an additional 150,000 shares of common stock to RGC for $6.0 million at a second closing to be completed no later than July 15, 2000. The Company has only been able to obtain a waiver of their current default through October 15, 2000.

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

                                                          eGlobe, Inc.
                                                          (Registrant)



Date:  November 6, 2000              By          /S/ Anne Haas
                                         -----------------------------------
                                                       Anne Haas

                                          Chief Accounting Officer, Treasurer
                                            (Principal Accounting Officer)




Date:  November 6, 2000              By         /S/ David Skriloff
                                         -------------------------------------
                                                      David Skriloff
                                          Chief Financial Officer