Form 10-Q
period 2000-09-30
EGLOBE INC
filed 2000-11-20
CIK 842807

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended                          Commission File Number
       September 30, 2000                                    1-10210

--------------------------------------------------------------------------------
                                 eGLOBE, INC.


            (Exact name of registrant as specified in its charter)


                  DELAWARE                               13-3486421
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


                                YES [X] NO [ ]

     On October 25, 2000, the Company's stockholders approved a reverse stock split of 1-for-2.7, 1-for-3.7, and 1-for-4.7 with the precise ratio to be determined by the Company's Board of Directors, and on October 31, 2000, the Company's Board of Directors declared a 1-for-4.7 reverse stock split. The reverse stock split became effective on November 13, 2000, and each 4.7 shares of the Company's common stock that was issued and outstanding immediately prior to the effective time was changed into one validly issued, fully paid and non-assessable share of the Company's common stock without any further action by the holders of shares of the Company's common stock. The financial statements and all references to common stock contained in this Form 10-Q give retroactive effect to the reverse stock split.

     The number of shares outstanding of each of the registrant's classes of common stock, as of November 15, 2000 is 20,924,888 shares, all of one class of $.001 par value common stock.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EGLOBE, INC.
                                   FORM 10-Q


                       QUARTER ENDED SEPTEMBER 30, 2000


                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                        --------
PART I
 Item 1  Consolidated Financial Statements
         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 ...    2-3
         Consolidated Statements of Operations for the three months ended September 30,
         2000 and 1999 ................................................................      4
         Consolidated Statements of Operations for the nine months ended September 30,
         2000 and 1999 ................................................................      5
         Consolidated Statements of Comprehensive Loss for the three months ended
         September 30, 2000 and 1999 ..................................................      6
         Consolidated Statements of Comprehensive Loss for the nine months ended
         September 30, 2000 and 1999 ..................................................      7
         Consolidated Statements of Cash Flows for the nine months ended September 30,
         2000 and 1999 ................................................................    8-9
         Notes to Consolidated Financial Statements ...................................  10-33
 Item 7  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...................................................................     34
 Item 7A Quantitative and Qualitative Disclosure About Market Risk ....................     42
PART II
 Item 1  Legal Proceedings ............................................................  42-43
 Item 2  Changes in Securities ........................................................  43-44
 Item 3  Defaults Upon Senior Securities ..............................................     44
 Item 4  Submission of Matters to a Vote of Security Holders ..........................     44
 Item 5  Other Information ............................................................     44
 Item 6  Exhibits and Reports on Form 8-K .............................................     44
 Signatures .........................................................................       45


                                                                   EGLOBE, INC.

                                                    CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                    SEPTEMBER 30, 2000    DECEMBER 31,
                                                                                        (UNAUDITED)           1999
--------------------------------------------------------------------------------
ASSETS
CURRENT:
 Cash and cash equivalents .......................................................      $   925,000      $   2,659,000
 Restricted cash .................................................................               --            158,000
 Restricted short-term investments ...............................................        2,942,000          1,492,000
 Accounts receivable, less allowance of $5,774,000 and $3,206,000 for
   doubtful accounts .............................................................       16,108,000         15,142,000
 Other receivables ...............................................................        1,278,000          1,406,000
 Prepaid expenses ................................................................          647,000          1,584,000
 Other current assets ............................................................          263,000            639,000
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS .............................................................       22,163,000         23,080,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
 amortization of $33,137,000 and $24,352,000 .....................................       32,945,000         42,078,000
GOODWILL, net of accumulated amortization of $4,396,000 and $1,572,000
 (Note 4) ........................................................................       23,209,000         24,904,000
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $11,605,000
 and $6,466,000 (Note 4) .........................................................       16,924,000         21,674,000
ASSETS HELD FOR SALE (NOTE 13) ...................................................          312,000                 --
OTHER:
 Deposits ........................................................................        1,984,000          1,659,000
 Investments (Note 5) ............................................................        1,711,000                 --
 Other assets ....................................................................          227,000            400,000
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS ...............................................................        3,922,000          2,059,000
--------------------------------------------------------------------------------
TOTAL ASSETS .....................................................................      $99,475,000      $ 113,795,000
--------------------------------------------------------------------------------


See  accompanying  summary  of  accounting  policies  and  notes to consolidated financial statements.

                                                                   EGLOBE, INC.

                     AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                  SEPTEMBER 30, 2000     DECEMBER 31,
                                                                                      (UNAUDITED)            1999
--------------------------------------------------------------------------------
LIABILITIES, MINORITY INTEREST, REDEEMABLE STOCK
 AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:
 Accounts payable (Note 6) .....................................................    $   44,560,000      $  41,558,000
 Accrued expenses ..............................................................        21,763,000         10,992,000
 Income taxes payable ..........................................................           665,000            560,000
 Notes payable and current maturities of long-term debt (Note 7) ...............         7,424,000          7,868,000
 Notes payable and current maturities of long-term debt-related
   parties (Note 8) ............................................................                --          4,676,000
 Deferred revenue ..............................................................           315,000          1,331,000
 Other liabilities .............................................................         1,303,000            797,000
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ......................................................        76,030,000         67,782,000
--------------------------------------------------------------------------------
ACCOUNTS PAYABLE -- LONG-TERM ..................................................                --          1,000,000
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 7) .............................         1,853,000          5,194,000
LONG-TERM DEBT -- RELATED PARTIES, NET OF CURRENT MATURITIES (NOTE 8)...........        11,834,000          8,301,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES ..............................................................        89,717,000         82,277,000
--------------------------------------------------------------------------------
MINORITY INTEREST (Note 4) .....................................................                --          2,800,000
REDEEMABLE STOCK (Notes 9 and 11) ..............................................        23,540,000            700,000
STOCKHOLDERS EQUITY (DEFICIT):
 Preferred stock, all series, $.001 par value, 10,000,000 and 5,000,000
   shares authorized, 0 and 1,927,791 shares outstanding .......................                --              2,000
 Common stock, $.001 par value, 200,000,000 shares authorized,
   20,924,888 and 14,804,383 shares outstanding Note 13 ........................            21,000             15,000
 Stock to be issued ............................................................                --          2,624,000
 Notes receivable (Note 9) .....................................................        (1,369,000)        (1,210,000)
 Additional paid-in capital ....................................................       137,347,000        106,773,000
 Accumulated deficit ...........................................................      (149,250,000)       (80,682,000)
 Accumulated other comprehensive income (loss) .................................          (531,000)           496,000
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...........................................       (13,782,000)        28,018,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST, REDEEMABLE STOCK AND STOCKHOLDERS'
 EQUITY (DEFICIT) ..............................................................    $   99,475,000      $ 113,795,000
--------------------------------------------------------------------------------


See  accompanying  summary  of  accounting  policies  and  notes to consolidated financial statements.

                                                                   EGLOBE, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   THREE MONTHS     THREE MONTHS
                                                                                       ENDED            ENDED
                                                                                   SEPTEMBER 30     SEPTEMBER 30,
                                                                                       2000             1999
--------------------------------------------------------------------------------
REVENUE (NOTES 2 AND 12) .......................................................  $  23,925,000    $  31,977,000
--------------------------------------------------------------------------------
COST OF REVENUE ................................................................     20,329,000       30,585,000
--------------------------------------------------------------------------------
GROSS PROFIT ...................................................................      3,596,000        1,392,000
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
 Selling, general and administrative, exclusive of $2.0 million reported
   below of compensation related to stock options and acquisitions .............     10,242,000        8,716,000
 Compensation related to stock options (Note 9) ................................      2,006,000               --
 Deferred compensation related to acquisitions (Note 4) ........................             --          149,000
 Depreciation and amortization .................................................      2,992,000        1,857,000
 Amortization of goodwill and other intangible assets ..........................      2,324,000        3,284,000
--------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES .......................................................     17,564,000       14,006,000
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS ...........................................................    (13,968,000)     (12,614,000)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Interest expense ..............................................................     (1,334,000)      (1,861,000)
 Interest income ...............................................................         95,000          120,000
 Other income ..................................................................         18,000            2,000
 Other expense .................................................................        (23,000)        (115,000)
 Loss on i1.com investment (Note 5) ............................................       (451,000)              --
 Loss on Unitel investment (Note 5) ............................................        (75,000)              --
 Loss on sale of assets ........................................................       (620,000)              --
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSE ............................................................     (2,390,000)      (1,854,000)
--------------------------------------------------------------------------------
LOSS BEFORE TAX BENEFIT AND EXTRAORDINARY ITEM .................................    (16,358,000)     (14,468,000)
--------------------------------------------------------------------------------
TAX BENEFIT ....................................................................             --          400,000
LOSS ON EXTINGUISHMENT OF DEBT (NOTE 13) .......................................     (2,566,000)              --
--------------------------------------------------------------------------------
NET LOSS .......................................................................    (18,924,000)     (14,068,000)
--------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (NOTES 9, 10 AND 11) .................................       (294,000)      (6,454,000)
--------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...................................  $ (19,218,000)   $ (20,522,000)
--------------------------------------------------------------------------------
NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM (BASIC AND DILUTED) ...............  $       (0.84)   $       (1.61)
NET LOSS PER SHARE ON EXTRAORDINARY ITEM (BASIC AND DILUTED) ...................  $       (0.13)              --
NET LOSS PER SHARE (BASIC AND DILUTED) (NOTE 10) ...............................  $       (0.97)   $       (1.61)
SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE ......................     19,891,057       12,747,542
--------------------------------------------------------------------------------


See  accompanying  summary  of  accounting  policies  and  notes to consolidated financial statements.

                                                                   EGLOBE, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     NINE MONTHS       NINE MONTHS
                                                                                        ENDED             ENDED
                                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                                         2000             1999
--------------------------------------------------------------------------------
REVENUE (NOTES 2 AND 12) ........................................................   $  88,966,000    $ 112,092,000
--------------------------------------------------------------------------------
COST OF REVENUE .................................................................      79,701,000      107,641,000
--------------------------------------------------------------------------------
GROSS PROFIT ....................................................................       9,265,000        4,451,000
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
 Selling, general and administrative, exclusive of $10.5 million,
   $1.4 million and $1.1 million reported below of compensation
   related to stock options and acquisitions ....................................      39,499,000       22,436,000
 Compensation related to stock options (Note 9) .................................      10,445,000               --
 Deferred compensation related to acquisitions (Note 4) .........................       1,438,000        1,111,000
 Depreciation and amortization ..................................................       9,133,000        4,689,000
 Amortization of goodwill and other intangible assets ...........................       8,064,000        4,883,000
--------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES ........................................................      68,579,000       33,119,000
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS ............................................................     (59,314,000)     (28,668,000)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Interest expense ...............................................................      (5,065,000)      (5,944,000)
 Interest income ................................................................         274,000          651,000
 Other income ...................................................................          66,000            2,000
 Other expense ..................................................................         (54,000)        (156,000)
 Loss on i1.com investment (Note 5) .............................................      (1,031,000)              --
 Loss on Unitel investment (Note 5) .............................................        (258,000)              --
 Loss on sale of assets .........................................................        (620,000)              --
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSE .............................................................      (6,688,000)      (5,447,000)
--------------------------------------------------------------------------------
LOSS BEFORE TAX BENEFIT AND EXTRAORDINARY ITEM ..................................     (66,002,000)     (34,115,000)
--------------------------------------------------------------------------------
TAX BENEFIT .....................................................................              --          400,000
LOSS ON EXTINGUISHMENT OF DEBT (NOTE 13) ........................................      (2,566,000)              --
--------------------------------------------------------------------------------
NET LOSS ........................................................................     (68,568,000)     (33,715,000)
--------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS (NOTES 9, 10 AND 11) ..................................     (16,997,000)     (10,783,000)
--------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ....................................   $ (85,565,000)   $ (44,498,000)
--------------------------------------------------------------------------------
NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM (BASIC AND DILUTED) ................   $       (4.45)   $       (3.52)
NET LOSS PER SHARE ON EXTRAORDINARY ITEM (BASIC AND DILUTED) ....................   $       (0.14)   $          --
NET LOSS PER SHARE (BASIC AND DILUTED) (NOTE 10) ................................   $       (4.59)   $       (3.52)
--------------------------------------------------------------------------------
SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE .......................      18,634,512       12,632,966
--------------------------------------------------------------------------------


See  accompanying  summary  of  accounting  policies  and  notes to consolidated financial statements.

                                                                   EGLOBE, INC.

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      THREE MONTHS      THREE MONTHS
                                                                                         ENDED              ENDED
                                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                                          2000              1999
--------------------------------------------------------------------------------
NET LOSS .........................................................................   $ (18,924,000)    $  (14,068,000)
--------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .........................................      (1,372,000)            30,000
--------------------------------------------------------------------------------
COMPREHENSIVE NET LOSS ...........................................................   $ (20,296,000)    $  (14,038,000)
--------------------------------------------------------------------------------


See  accompanying  summary  of  accounting  policies  and  notes to consolidated financial statements.

                                                                   EGLOBE, INC.

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      NINE MONTHS        NINE MONTHS
                                                                                         ENDED              ENDED
                                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                                          2000              1999
--------------------------------------------------------------------------------
NET LOSS .........................................................................   $ (68,568,000)    $  (33,715,000)
--------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .........................................      (1,027,000)           292,000
--------------------------------------------------------------------------------
COMPREHENSIVE NET LOSS ...........................................................   $ (69,595,000)    $  (33,423,000)
--------------------------------------------------------------------------------


See  accompanying  summary  of  accounting  policies  and  notes to consolidated financial statements.

                                                                   EGLOBE, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            NINE MONTHS        NINE MONTHS
                                                                               ENDED              ENDED
                                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                                                2000              1999
              --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
 Net loss ..............................................................   $ (68,568,000)    $  (33,715,000)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization .......................................      17,197,000          9,572,000
   Provision for bad debts .............................................       3,686,000            961,000
   Non-cash interest expense ...........................................              --            408,000
   Minority interests in loss ..........................................         (64,000)                --
   Loss on Investments .................................................       1,289,000                 --
   Issuance of options and warrants for services .......................       1,594,000             19,000
   Issuance of common stock for services ...............................          34,000                 --
   Deferred compensation costs related to acquisitions .................       1,438,000          1,111,000
   Compensation costs related to stock options .........................      10,445,000                 --
   Amortization of warrant value for services ..........................         945,000                 --
   Value of penalty warrants to be issued (Note 4) .....................         950,000                 --
   Amortization of debt discounts ......................................       2,280,000          4,602,000
   Loss on sale of assets ..............................................         620,000                 --
   Loss on extinguishment of debt ......................................       2,566,000                 --
 Changes in operating assets and liabilities (net of changes from acquisitions):
   Accounts receivable .................................................      (4,861,000)        (8,874,000)
   Other receivables ...................................................         578,000                 --
   Prepaid expenses ....................................................          35,000            689,000
   Other current assets ................................................         376,000           (306,000)
   Other assets ........................................................         208,000            (25,000)
   Accounts payable ....................................................       2,002,000          8,575,000
   Income taxes payable ................................................         105,000           (621,000)
   Accrued expenses ....................................................      10,374,000           (416,000)
   Deferred revenue ....................................................      (1,016,000)           222,000
   Other liabilities ...................................................         506,000             67,000
--------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES ......................................     (17,281,000)       (17,731,000)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of property and equipment ...................................      (1,196,000)       (11,000,000)
 Purchase of intangibles ...............................................        (137,000)                --
 Net sales (purchases) of short-term investments .......................      (1,450,000)         6,000,000
 Acquisition of companies, net of cash acquired (Note 4) ...............              --         (2,085,000)
 (Increase) decrease in restricted cash ................................         158,000           (258,000)
 Other assets ..........................................................        (325,000)          (323,000)
--------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES ......................................      (2,950,000)        (7,666,000)
--------------------------------------------------------------------------------


                                                                   EGLOBE, INC.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   NINE MONTHS     NINE MONTHS
                                                                                      ENDED           ENDED
                                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                                       2000           1999
               --------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from notes payable (Note 7) ..........................................            --    $  2,705,000
 Proceeds from notes payable-related parties (Note 8) ..........................  $    692,000      27,768,000
 Proceeds from issuance of preferred stock .....................................    19,525,000      10,000,000
 Stock issuance costs ..........................................................    (1,114,000)     (1,151,000)
 Proceeds from exercise of warrants (Note 9) ...................................       755,000              --
 Proceeds from capital leases ..................................................            --       3,239,000
 Proceeds from exercise of options (Note 9) ....................................     1,914,000         716,000
 Proceeds from issuance of common stock ........................................     1,501,000              --
 Deferred financing and acquisition costs ......................................            --        (403,000)
 Proceeds from sale of assets..................................................        250,000              --
 Payments on capital leases ....................................................    (1,193,000)         94,000
 Payments on notes payable (Note 7) ............................................    (3,149,000)     (7,680,000)
 Payments on notes payable -- related parties (Note 8) .........................      (684,000)     (9,317,000)
--------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES ..........................................    18,497,000      25,971,000
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................    (1,734,000)        574,000
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................     2,659,000       4,031,000
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................  $    925,000    $  4,605,000
--------------------------------------------------------------------------------


See  accompanying  summary  of  accounting  policies  and  notes to consolidated financial statements.

                                  EGLOBE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1 -- BASIS OF PRESENTATION


     The accompanying consolidated financial statements include the accounts of eGlobe, Inc. and its wholly owned subsidiaries ("the Company") and have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Pursuant to Rule 10-01 of Regulation S-X, these consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included consisting only of normal recurring accruals. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


     The consolidated financial statements of the Company for the three and nine months ended September 30, 2000 and September 30, 1999 have been restated to give retroactive effect to the merger with Trans Global Communications, Inc. ("Trans Global") effective March 23, 2000, which has been accounted for using the pooling of interests method of accounting. As a result, the financial position, results of operations, and cash flows are presented as if the combining companies had been consolidated for all periods presented. Trans Global is a leading provider of international voice and data services to carriers in several markets around the world.


     It is suggested that these consolidated financial statements be read in conjunction with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K/A filed with the Securities & Exchange Commission on September 14, 2000. See Note 2 for further information.


     The Company completed the following acquisitions in 1999 that were accounted for under the purchase method of accounting. In February 1999, the Company completed the acquisition of Telekey, Inc. ("Telekey"), a provider of card-based telecommunications services. In June 1999, the Company, through its newly formed subsidiary, Vogo Networks, LLC ("Vogo"), purchased substantially all of the assets and assumed certain liabilities of Connectsoft Communications Corporation and Connectsoft Holdings, Corp. (collectively "Connectsoft"), which developed and continues to enhance a server based communication system that integrates various forms of messaging, Internet and web content, personal services, and provides telephone access to Internet content (including email and e-commerce functions). In July 1999, the Company completed the acquisition of Swiftcall Equipment and Services (USA) Inc., ("Swiftcall"), a telecommunications company, and certain network operating equipment held by an affiliate of Swiftcall. Effective August 1, 1999, the Company assumed operational control of Highpoint International Telecom, Inc. and certain assets and operations of Highpoint Carrier Services, Inc. and Vitacom, Inc. (collectively "Highpoint"). The three entities were majority owned subsidiaries of Highpoint Telecommunications Inc. ("HGP"), a publicly traded company on the Canadian Venture Exchange. On October 14, 1999, substantially all of the operating assets of Highpoint were transferred to iGlobe, Inc. ("iGlobe"), a newly formed subsidiary of HGP, and the Company concurrently acquired all of the issued and outstanding common stock of iGlobe. iGlobe possesses an infrastructure supplying Internet Protocol ("IP") services, particularly voice over IP, throughout Latin America. In September 1999, the Company, acting through a newly formed subsidiary, acquired control of Oasis Reservations Services, Inc. ("ORS"), a Miami based transaction support services and call center to the travel industry, from its sole stockholder, Outsourced Automated Services and Integrated Solutions, Inc. ("Oasis"). The Company and Oasis formed eGlobe/Oasis Reservations LLC ("LLC") which is responsible for conducting ORS' operations. The Company managed and controlled the operations of the LLC and accordingly included the LLC in its consolidated financial statements. Effective May 12, 2000, the Company became the sole member of the LLC. In December 1999, the Company completed the

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 -- BASIS OF PRESENTATION -- (CONTINUED)

acquisition of Coast International, Inc. ("Coast"), a provider of interactive voice and Internet services, as well as long distance services. On August 23, 2000, the Company entered into an agreement to sell the remaining Coast assets, the Internet and help desk business, to Information Management Solutions Consulting, L.L.C., ("IMS"). The Company is currently finalizing the sale of the Coast domestic long distance customer base. See Notes 4, 7, 8 and 9 for further discussion.

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

     The Company invested in i1, Inc ("i1") an e-Business solutions company focused on the Asia Pacific Market. i1 was founded by a former executive of the Company with the technological assistance and support of the Company, which was a co-founder of i1. The Company's holding in i1 is accounted for as an equity investment in the consolidated financial statements of the Company since the Company does not have a "controlling financial interest" in i1.com. See Note 5 for further discussion.

     The Company has an investment in Unitel, a Guatemalan company holding a full telecommunications license in Guatemala and functioning as a communications carrier of PSTN traffic including voice, data and Internet. It is accounted for as an equity investment in the consolidated financial statements of the Company since the Company does not have a "controlling financial interest" in Unitel. See Note 5 for further discussion.

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

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 -- BASIS OF PRESENTATION -- (CONTINUED)

     In September 2000, the FASB issued Emerging Issues Task Force Issue No 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), which was effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This issue establishes accounting and reporting standards for when a company should recognize revenue in the amount of the gross amount billed to the customer and when the company should recognize revenue based on the new amount retained because, in substance, it has earned a commission from the vendor-manufacturer of the goods or services on the sale. The Company adopted EITF 99-19 effective June 30, 2000, and believes the adoption of EITF 99-19 had no material impact on the Company's financial condition, results of operations or cash flows.

NOTE 2 -- MERGER WITH TRANS GLOBAL

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

     Revenue, net loss, net loss attributable to common stockholders, and net loss per share of eGlobe and Trans Global as consolidated for the periods presented are as follows:

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                 -------------------------------------
                                                                           1999
                                                       2000              RESTATED
                                                 ----------------   ------------------
REVENUE:
 eGlobe ......................................    $  12,655,000       $   10,635,000
 Trans Global ................................       15,126,000           21,342,000
 Elimination of intercompany revenue .........       (3,856,000)                  --
                                                  -------------       --------------
 eGlobe, consolidated ........................    $  23,925,000       $   31,977,000
                                                  -------------       --------------
NET LOSS:
 eGlobe ......................................      (17,889,000)      $  (12,608,000)
 Trans Global ................................       (1,035,000)          (1,460,000)
                                                  -------------       --------------
 eGlobe, consolidated ........................    $ (18,924,000)      $  (14,068,000)
                                                  -------------       --------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
 eGlobe ......................................      (16,012,000)      $  (19,062,000)
 Trans Global ................................       (3,206,000)          (1,460,000)
                                                  -------------       --------------
 eGlobe, consolidated ........................    $ (19,218,000)      $  (20,522,000)
                                                  -------------       --------------
NET LOSS PER SHARE (BASIC AND DILUTED)
 As previously reported ......................    $          --       $        (0.94)
 eGlobe, consolidated ........................    $       (0.97)      $        (1.61)
                                                  -------------       --------------


                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 2 -- MERGER WITH TRANS GLOBAL -- (CONTINUED)

                                                               (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                 ---------------------------------------
                                                                             1999
                                                        2000               RESTATED
                                                 ------------------   ------------------
REVENUE:
 eGlobe ......................................     $   34,639,000       $   28,136,000
 Trans Global ................................         58,183,000           83,956,000
 Elimination of intercompany revenue .........         (3,856,000)                  --
                                                   --------------       --------------
 eGlobe, consolidated ........................     $   88,966,000       $  112,092,000
                                                   --------------       --------------
NET LOSS:
 eGlobe ......................................     $  (64,328,000)      $  (31,360,000)
 Trans Global ................................         (4,240,000)          (2,355,000)
                                                   --------------       --------------
 eGlobe, consolidated ........................     $  (68,568,000)      $  (33,715,000)
                                                   --------------       --------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
 eGlobe ......................................     $  (82,359,000)      $  (42,143,000)
 Trans Global ................................         (3,206,000)          (2,355,000)
                                                   --------------       --------------
 eGlobe, consolidated ........................     $  (85,565,000)      $  (44,498,000)
                                                   --------------       --------------
NET LOSS PER SHARE (BASIC AND DILUTED)
 As previously reported ......................     $           --       $        (2.18)
 eGlobe, consolidated ........................     $        (4.59)      $        (3.52)
                                                   --------------       --------------

NOTE 3 -- MANAGEMENT'S PLAN

     In seeking financing to fund its growth plan, the Company has encountered investor interest in one or the other of the principal business areas of the Company (its Voice over IP (VoIP) focused Network Services and its Enhanced Services) but not in both; indeed, some prospective investors have advised the Company that they will not invest in the business which interests them as long as it is tied to the other line of business. In addition, the changing character of the capital markets over the last six months has made some avenues of funding unavailable to the Company. Therefore, the Company does not believe that it can reasonably meet the capital needs of the development plan that it has been pursuing.


     Management and the Board of Directors of the Company have determined that it is in the best interests of the Company to split off the infant, money-losing, enhanced service operations of the company and augment the value of the VoIP business of the company. Selling a substantial majority or all of the Enhanced Services business and its underlying technology will remove the negative cash flow that the Company is currently experiencing and provide funds for existing liabilities and note payment obligations; the sale will also permit the proper capitalization of the Enhanced Service businesses going forward. Perhaps most important, the Company believes that the split should permit the VoIP focused Network Services business of the Company to return to rapid growth with much more modest capital requirements (less than $15 million) over the next 12 months than would be required by seeking to continue development of both lines of business. The Company has had initial discussions with parties interested in participating in the separated Enhanced Services business and current indications are that an agreement is possible by the end of the fourth quarter. While the Company will be, at best, a minority participant in the separated Enhanced Services business, it anticipates that it will continue to employ and sell the services provided by the Enhanced Services business to its customers.

     There is no assurance, however, that the Company will not encounter delays in splitting off the Enhanced Services business, or that it will complete such a separation. In that event, it will be forced to

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 3 -- MANAGEMENT'S PLAN -- (CONTINUED)

put all development activities in this area on hold and sharply curtail any operational development in the Company, except in its VoIP based Network Services. Under these circumstances, all additional capital (including the further proceeds of $6 million from Series Q Preferred Stock) will be focused on VoIP.

     Under this plan, the Company anticipates receiving financing from the sale of the Enhanced Services business segment (in one or more transactions) as well as $6.0 million from the previously agreed sale of Series Q Convertible Preferred Stock which was contingent, in pertinent part, on the registration of the underlying common shares and on the approval by shareholders of the conversion of a substantial portion of the preferred stock into common stock. Both the registration and the approval have been completed.

     Should the Company be unable to complete the split-off of its Enhanced Services business for a sufficient price, or obtain sufficient additional capital or financing to enable the Company to meet future capital expenditure and working capital requirements, or successfully complete the other actions described above, management would be required to significantly modify its current business plan for the remainder of the current year and fiscal year 2001. Such modifications would likely result in a significant reduction in planned capital expenditures. Despite the efforts currently underway, there can be no assurance that the Company will be able to split-off such business, have access to sufficient additional capital or financing on satisfactory terms to enable it to meet future capital expenditure and working capital requirements or that it will be able to successfully implement such modifications. In the event the Company is unable to sell such business, obtain such capital or financing or implement such modifications, it could be unable to satisfy its obligations to third parties, which could result in defaults under the existing debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against the Company. Such events would have a material adverse effect upon the Company and would threaten its ability to continue as a going concern.

     As of September 30, 2000, the Company had a net working capital deficiency of $53.9 million. This net working capital deficiency resulted principally from a loss from operations of $68.6 million (including deferred compensation, depreciation, amortization and other non-cash charges which totaled $46.6 million for the nine months ended September 30, 2000). Also contributing to the working capital deficiency were $7.4 million in notes payable and current maturities of long-term debt, and $67.3 million in accounts payable, accrued expenses, other liabilities and deferred revenue. Accounts payable includes approximately $10.5 million of payables which are being renegotiated with a single vendor with whom the Company no longer does business. The current maturities of $7.4 million consists of $3.0 million primarily related to acquisition/merger debt and $4.4 million related to capital lease payments due over the one year period ending September 30, 2001. As disclosed in Notes 6, 7 and 8 certain of these payments are in arrears on September 30, 2000.

                                  EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- MANAGEMENT'S PLAN -- (CONTINUED)

     Thus far in 2000, the Company has met its cash requirements from (1) proceeds from the exercise of options and warrants of $0.8 million, primarily as a result of the improvement in the Company's stock price during the month of January 2000 and as sustained through the end of the first quarter, (2) proceeds of $0.5 million from the sale of Series N Convertible Preferred Stock ("Series N Preferred"), (3) proceeds of $15.0 million from the sale of Series P Redeemable Convertible Preferred Stock ("Series P Preferred") and (4) proceeds of $4.0 million from the sale of Series Q Redeemable Convertible Preferred Stock ("Series Q Preferred). These capital transactions are discussed in Notes 7 and 9.

     If the Company meets its projections for reaching breakeven on an operating cash basis during the fourth quarter of 2000, the Company will still have additional capital requirements through September 2001 of up to $43.1 million. The Company will need to fund pre-existing liabilities and note payable obligations and the purchase of capital equipment.

     The Company expects to receive $6.0 million in proceeds from the sale of additional shares of Series Q Preferred Stock immediately upon the effectiveness of the registration of the common stock underlying this preferred stock. The Company anticipates that the additional capital needed will come from a combination of financings that could consist of debt, private equity, a public follow-on offering, or a line of credit facility during the twelve-month period from October 2000 through September 2001. There is the possibility that the amount of financing required could be diminished by secured equipment-based financings.

     The Company anticipates that increased sales in the international market with higher margins will reduce its net working capital deficiency and contribute to its funding requirements through the third quarter of 2001.

     On December 14, 1999, Trans Global entered into a letter agreement with a vendor which had been Trans Global's largest supplier at periods in the past, regarding the payment of various past due switch and circuit costs for 1998 and 1999. Pursuant to that agreement, Trans Global agreed to pay approximately $13.8 million in consecutive monthly installments at 9% interest through January 1, 2001. The payable is secured by certain assets of Trans Global. As of September 30, 2000, the remaining balance due was was $10.5 million. Trans Global, as of November 1, 2000, has not paid $8.4 million of scheduled payments that were due since May 2000. Trans Global is currently in discussions regarding alternative arrangements for settlement of the outstanding obligations, and believes that conclusion of an arrangement that is not materially adverse to the immediate or long-term future operations of the Company is possible. There can be no assurance that Trans Global will be able to satisfactorily resolve this matter. Should this not be resolved and should this vendor take action to take possession of the assets held as security, Trans Global believes that business will not be adversely impacted. There is no guarantee that Trans Global and therefore the Company will not have its operations affected adversely should a satisfactory resolution between the parties not be reached.

     The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. See Note 11 for further discussion.

NOTE 4 -- ACQUISITIONS

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

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 -- ACQUISITIONS -- (CONTINUED)

     At the acquisition date, the stockholders of IDX originally received preferred stock and warrants which were ultimately convertible into common stock subject to IDX meeting certain performance objectives. These stockholders in turn granted preferred stock and warrants, each of which were convertible into a maximum of 240,000 shares of the Company's common stock, to certain employees. The stock grants were performance based and were adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares and/or warrants (if and when) issued were converted into common stock. In December 1999, the IDX stockholders agreed not to issue preferred stock and warrants to the employees or other parties. In exchange, the Company agreed to issue eGlobe options to these employees and others related to IDX. The options have an exercise price of $1.20 and a three-year term. The options vested 75% at March 31, 2000 and the other 25% will vest on an accelerated basis if IDX meets its earn out or in three years if it does not. These options were granted in the first quarter of 2000. The increase in market price of the underlying common stock granted by the IDX stockholders to certain employees resulted in a charge to income of $0.1 million for the three months ended September 30, 1999 and $0.5 million and $0.6 million for the nine months ended September 30, 2000 and 1999, respectively. See Note 9 for further discussion.

     Telekey

     As part of the purchase consideration, stockholders of Telekey received 1,010,000 shares of Series F Preferred Stock which were converted into common stock on January 3, 2000. In addition, under the original purchase agreement, the stockholders were to receive at least 505,000 and up to an additional 1,010,000 shares of Series F Preferred Stock two years from the date of closing subject to Telekey meeting certain revenue and EBITDA objectives. The value of $979,000 for the minimum 505,000 shares of Series F Preferred Stock to be issued was included in the purchase consideration. These stockholders in turn agreed to grant upon conversion of the Series F Preferred Stock a total of 240,000 shares of the Company's common stock to certain Telekey employees. Of this total, 60,000 shares were to be issued only if Telekey met certain performance objectives. As of September 30, 2000 and 1999, the value of the underlying non-contingent 180,000 shares of common stock granted by the Telekey stockholders to certain employees resulted in a charge to income of $0.1 million and $0.5 million, respectively. The stock grants were performance based and were to be adjusted each reporting period (but not less than zero) for the changes in the stock price until the shares were issued to the employees. As the Telekey stockholders converted their shares of Series F Preferred Stock on January 3, 2000, no additional compensation expense will be recorded for the 120,000 shares Issued by the Telekey stockholders at this date.

     The remaining 60,000 non-contingent shares plus an additional 30,000 contingent shares were issued to employees in May 2000 pursuant to the restructuring agreement discussed below. A charge to income for the three and nine months ended September 30, 2000 for the incremental value of the underlying 90,000 shares of common stock was insignificant.

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

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 -- ACQUISITIONS -- (CONTINUED)

     iGlobe

     The initial preliminary purchase price allocation reflected in the consolidated financial statements as of December 31, 1999 included goodwill of $1.8 million and acquired intangibles of $2.4 million related to a customer base, licenses and operating agreements, a sales agreement and an assembled workforce. During the nine months ended September 30, 2000, based on further management review, $0.7 million and $0.3 million were reclassified from goodwill to intangibles and fixed assets, respectively and $1.0 million was reclassified from fixed assets to investments (see Note 5 for further discussion of Investment in Unitel). The consolidated financial statements of the company as of September 30, 2000 reflect the final allocation of the purchase price based on the completion of the management review. On April 17, 2000, the Company renegotiated certain elements of the iGlobe purchase agreement as discussed in Note 9.

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

       (b) Shares equal to $100,000 of the Company's common stock for each 30-day period beyond 90 days following the date of contribution that the shares of the Company's common stock (including the shares underlying the warrants) contributed to the LLC remain unregistered (as of November 1, 2000, shares equal to $800,000 are issuable upon registration under the warrant);

       (c) 204,909 shares valued at $ 2.0 million became exercisable January 31,2000 based on ORS meeting certain defined performance objectives;

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

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 -- ACQUISITIONS -- (CONTINUED)

     The remaining contingent consideration is based on ORS meeting defined levels of performance objectives as discussed earlier and is issuable at a future measurement date. As the contingent consideration is based on an earnings contingency, it will be recorded as a purchase price adjustment at the time that the contingency is resolved.

     Coast

     The consolidated financial statements of the Company as of September 30, 2000 reflect the final allocation of the purchase price based on management's review and final third party appraisals. The purchase price allocation resulted in goodwill of $14.3 million and intangibles of $3.2 million related to the value of certain distribution networks, certain long distance infrastructure, internally developed software and assembled and trained workforce.

     On August 23, 2000, the Company entered into an agreement to sell the remaining Coast assets, the Internet and help desk business, to Information Management Solutions Consulting, L.L.C., ("IMS"). IMS is owned by relatives of Bijan Moaveni, the Chief Operating Officer of the Company. The purchase price of $700,000 is payable to the Company, $250,000 in cash and a promissory note of $450,000 secured by the Company's common stock owned by Bijan Moaveni valued at $13.31 per share or a price equal to the average market price of the last fifteen trading days prior to the execution of the agreement, whichever is greater. This purchase includes all related fixed assets as of July 31, 2000, including prepaid insurance and software, security deposits and other related assets. IMS is also responsible for payment of all expenses incurred in the ordinary course of business beginning August 1, 2000 and will assume the lease on the facility in Kansas and bandwidth contracts from two customers. The Company recorded a $620,000 loss on sale of assets.

NOTE 5 -- INVESTMENTS

     Investment in i1, Inc.

     The Company's investment in i1, Inc. is accounted for under the equity method. i1, Inc. ("i1") was founded by a former fully diluted executive with the technological assistance and support of the Company, which was a co-founder, is an e-Business solutions provider that supplies software and services that allow small and medium-sized businesses to transact business over the Internet. Initially the Company received a fully diluted 75% ownership interest of approximately 50% in i1 in exchange for providing i1 with a license to use the Company's technology related to its Vogo voice access and universal messaging services (the other 50% of fully diluted equity was primarily in performance based incentive stock options for i1 executives). As of September 30, 2000, the Company retained a 35% ownership interest with a carrying value of $969,000. See Note 8 for further discussion.

     Investment in Unitel

     The Company has an investment in Unitel, a Guatemalan company which holds a full telecommunications operating license in Guatemala and functions as a communications carrier of PSTN traffic including voice, data, and Internet. The investment is accounted for under the equity method. As of September 30, 2000, the carrying value of the investment is $742,000. See Note 4 for further discussion.

NOTE 6 -- COLLATERALIZED ACCOUNTS PAYABLE

     As of September 30, 2000, Trans Global has secured accounts payable with AT&T Corp. ("AT&T") for approximately $10.5 million. The agreement is collateralized by certain fixed assets of Trans Global with a net book value of $8.5 million at September 30, 2000. Since May 2 2000, Trans Global has been in arrears on its scheduled payments to AT&T and is currently in negotiations with AT&T to restructure this payable. See Note 3 for further discussions.

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- NOTES PAYABLE AND LONG-TERM DEBT

     At September 30, 2000 and December 31, 1999, notes payable and long-term debt consisted of the following:

                                                                          SEPTEMBER 30, 2000     DECEMBER 31,
                                                                              (UNAUDITED)            1999
                                                                         --------------------   -------------
8% unsecured promissory note for acquisition of UCI (1) ..............        $  500,000        $   500,000
8% mortgage note, payable monthly, including interest through March
 2010, with an April 2010 balloon payment; secured by deed of trust on
 the related land and building .......................................           293,000            299,000
Promissory note of Telekey payable to a telecommunications
 company (2) .........................................................                --            454,000
Promissory note due to seller of iGlobe (3) ..........................         1,129,000          1,831,000
Promissory note due to seller of ORS (4) .............................           304,000            451,000
Promissory note secured by certain equipment (5) .....................         1,934,000          2,720,000
Certain promissory notes to an investor and for certain acquisitions,
 repaid in January and February 2000 .................................                --          1,057,000
Capitalized lease obligations (6) ....................................         5,117,000          5,750,000
                                                                              ----------        -----------
Total ................................................................         9,277,000         13,062,000
Less current maturities ..............................................         7,424,000          7,868,000
                                                                              ----------        -----------
Total notes payable and long-term debt ...............................        $1,853,000        $ 5,194,000
                                                                              ----------        -----------

----------
(1) In connection with the UCI acquisition, the Company issued a $0.5 million unsecured promissory note with 8% interest payable monthly due no later than September 30, 2000.

(2) Telekey had an outstanding promissory note issued in the original amount of $454,000 bearing interest, payable quarterly at 10% with principal due on December 31, 2000. The note was secured by certain assets of the previous stockholders of Telekey. This note was paid in full in September 2000.

(3) In connection with the acquisition of iGlobe, HGP financed working capital for iGlobe through the closing date for which the Company issued an unsecured note payable for approximately $1.8 million which was subject to adjustment. The outstanding past due balance bears interest at 15% per annum. As of September 30, 2000, the Company has repaid $702,000 of the note. The remaining balance of the note was due on June 1, 2000, and the parties are currently negotiating payment terms on the remaining balance.

(4) The note payable to Oasis bears interest at 7% and principal and interest are due in six equal quarterly installments beginning November 30, 1999.
    The Company guaranteed ORS' obligations under this loan and granted the seller a security interest in its ownership interest in the LLC. As of September 30, 2000, $150,000 in debt payments was in arrears.

(5) Effective June 11, 1999, Trans Global entered into a financing agreement for a total of $3.3 million secured by certain switch hardware and software. The note is payable in 36 consecutive monthly installments of approximately $105,000 (principal and interest) at a fixed interest rate of 8.88%.

(6) The Company is committed under various capital leases for certain property and equipment. These leases are for terms of 18 months to 36 months and bear interest ranging from 8.5% to 28.0%. Accumulated depreciation on equipment held under capital leases was $2,805,000 and $1,395,000 at September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, $600,000 in debt payments was in arrears.

                                  EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- NOTES PAYABLE AND LONG-TERM DEBT -- RELATED PARTIES

     As of September 30, 2000 and December 31, 1999, notes payable and long-term debt with related parties consisted of the following:

                                                                    SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                                   -------------------- -------------------
                                                                        (UNAUDITED)
  Accounts receivable revolving credit note (1) ..................      $        --         $ 1,058,000
  Secured notes, net of unamortized discount of $5,702,000 and
    $7,128,000 (1) ...............................................               --           7,806,000
  Promissory note of Coast (2) ...................................               --           3,000,000
  Promissory note of Coast (2) ...................................               --             250,000
  Promissory note to i1.com (3) ..................................        2,000,000                  --
  Promissory note payable to a stockholder, net of unamortized
    discount of $0 and $137,000 (4) ..............................               --             863,000
  Promissory note payable to EXTL/Special Investment Risks
    net of unamortized discount $5,166,000 (1)....................        9,834,000                  --
                                                                        -----------         -----------
  Total, net of unamortized discount of $5,166,000 and
    $7,265,000 ...................................................       11,834,000          12,977,000
  Less current maturities, net of unamortized discount of $0 and
    $2,988,000 ...................................................               --           4,676,000
                                                                        -----------         -----------
  Total long-term debt, net of unamortized discount of
    $5,166,000 and $4,277,000 ....................................      $11,834,000         $ 8,301,000


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


    Also, under the Agreement, EXTL agreed to make advances to the Company under a 5% Accounts Receivable Revolving Credit Note ("Revolver") for an amount up to the lesser of (1) 50% of eligible receivables (as defined) or
    (2) the aggregate amount of principal that has been repaid to date ($1,750,000 as of September 30, 2000). Interest payments are due monthly with the unpaid principal and interest on the Revolver due on the earliest to occur of (i) June 30, 2002, or (ii) the date of closing of a Qualified Offering as defined above.

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

  On September 12, 2000 the Company entered into an agreement to amend and restate the loan and note purchase agreement and the 5% secured notes prior to the amendment, which included the two Coast promissory notes, the total outstanding principal balance under the 5% secured notes to EXTL Investors, which was recently renamed in connection with a merger EXTL--Special
  Investment Risks, LLC, was $19,577,989, which includes interest and penalties of $1,000,000. As amended, the 5% secured notes will be paid in monthly principal payments of $50,000 beginning on October 15, 2000 with the residual unpaid

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 8 -- NOTES PAYABLE AND LONG-TERM DEBT -- RELATED PARTIES -- (CONTINUED)

  principal becoming due and payable on its July 1, 2002 maturity date. As amended, the 5% secured notes will bear interest at the prime rate plus 2% and will accrue monthly on the unpaid principal and unpaid interest and will be due at maturity. EXTL--Special Investments Risks waived all past defaults and all violations of existing loan instruments were deemed cured.

  EXTL--Special  Investments  Risks,  LLC  exercised  its  warrant  to  purchase
  5,000,000 shares of the Company's common stock in connection with the amendment of the loan and note purchase agreement by reducing the outstanding principal balance under the 5% secured notes by $3,577,989, resulting in a remaining note indebtedness of $15,000,000 plus interest of $1,000,000.

  In connection with the amendment, the Company also has issued warrants to EXTL--Special Investment Risks, LLC to purchase 1,000,000 shares of the Company's common stock at $1.94 per share expiring July 1, 2004.

  As a result of this transaction the Company recorded $2.6 million as loss on extinguishment of debt.

(2) Coast had two outstanding unsecured promissory notes with an affiliate of EXTL for $3.0 million and $250,000, bearing interest at an 11% rate. Interest on both notes was payable monthly with the principal due July 1, 2000 and November 29, 2000, respectively. As noted in (1) above, on September 12, 2000 the Company entered into an agreement to amend the EXTL note agreement, which included these Coast promissory notes. As a result, these notes were eliminated.

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

NOTE 9 -- STOCKHOLDERS' EQUITY

     Preferred Stock

     The following is a summary of the Company's series of Preferred Stock and the amounts authorized and outstanding as of September 30, 2000 and December 31, 1999. See Note 11 for further discussion of redeemable preferred stock.

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

     Series I Convertible Optional Redemption Preferred Stock, 400,000 shares authorized, 0 and 400,000 shares, respectively, issued and outstanding (150,000 shares plus the 8% premium converted on February 14, 2000 into 166,304 shares of common stock, 250,000 shares plus the 8% premium converted on July 17, 2000 into 938,210 shares of common stock) (Series eliminated in July 2000).

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 9 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

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

     The following is a detailed discussion of certain series of preferred stock outstanding during the nine months ended September 30, 2000.

     Series I Convertible Preferred Stock

     On February 14, 2000, 150,000 shares of the Series I Preferred Stock plus the 8% accrued premium automatically converted into 166,304 shares of common stock pursuant to the terms of the certificate of designations.

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

     On April 17, 2000, the Company and HGP entered into a renegotiation agreement which is summarized as follows:

(1) The one share of Series M Preferred Stock was exchanged into 3,773,584 shares of common stock and HGP waived all rights to accrued Series M Preferred Stock dividends. The $5.5 million difference between the fair value of the common stock issued and the carrying value of the Series M
    Preferred Stock (net of any unamortized premium or discount and the accrued Series M dividends that were waived) was recorded as a dividend in April 2000. The dividend amount is being reflected in the Company's statement of operations for the nine months ended September 30, 2000 as an increase in the net loss attributable to common stockholders.

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 9 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

     HGP has agreed in the event it wishes to sell all or part of the Company's common stock, it will notify the Company ("Revelant Date") at least 30 days prior to the sale. The Company shall have the right, by notice to the HGP, to repurchase or place with a third party the stock proposed to be sold at a price equal to (i) 20% less than the average closing price of the Company's common stock over the ten trading days prior to the Relevant Date, if such average is $8 or less; (ii) 15% less than the average closing price of the Company's common stock over the ten trading days prior to the Relevant Date, if such price is $8.00 or more but less than $14.00; and (iii) 10% less than the average closing price of the Company's common stock over the ten trading days prior to the Relevant Date, if such average price is $14.00 or more. If the Company does not exercise its repurchase rights, HGP is free to sell the stock, provided it agrees to use reasonable efforts to avoid events significantly and adversely affecting the market price of the Company's common stock. This repurchase agreement expired October 31, 2000;

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

     In February 2000, the Company issued warrants to a certain Series N Preferred stockholder to purchase 200,000 shares of the Company's common stock at a price per share equal to $7.50. The warrants are exercisable in whole or in part at any time beginning on the date that is one year after the date of issuance until the third anniversary of the date of issuance. These warrants were issued due to a delay in registering shares of the Company's common stock, accordingly, the value of these warrants of $1.6 million was included in selling, general and administrative expense for the nine months ended September 30, 2000.

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

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 9 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

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

     Common Stock

     During the nine months ended September 30, 2000, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series H Preferred Stock, 400,000 shares plus the 8% value Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series N Preferred Stock and Series O Preferred Stock converted into shares of common stock. See above discussion.

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

     In December 1999, the Company entered into a promissory note with a bank, as amended on February 1, 2000, for a principal amount of $14.0 million. In connection with the note agreement, a security and pledge agreement was signed whereby the Company assigned all of its rights to 4,961,000 shares of common stock to the lender. However, the lender failed to fund the note on a timely basis and in March 2000, the Company advised the lender that they were terminating the agreement and demanded the lender return the stock certificates. The lender returned the certificates on April 17, 2000.

     On   April  17,  2000,  an  existing  stockholder  exchanged  his  loan  of
$1,000,000 for 115,589 shares of the Company's common stock and warrants to purchase 38,298 shares of common stock. See Note 8 for further discussion.

     Also on April 17, 2000, the one share of Series M Preferred Stock was converted into 802,890 shares of common stock and the holder waived all rights to Series M dividends. The $5.5 million difference between the fair value of common stock issued and the carrying value of the Series M Preferred Stock (net of any unamortized premium or discount and the accrued dividends that were waived) was recorded as a dividend in April 2000. See Series M Preferred Stock above.

     On May 12, 2000 Oasis exchanged its interest in the LLC for 319,149 shares of the Company's common stock and warrants to purchase 43,598 shares of common stock held by the LLC. See Note 4 for further discussion.

     In May 2000, the Company issued 161,170 shares of the Company's common stock as a result of the Company's final agreement with the former stockholders of Telekey to restructure certain elements of the original purchase agreement. See Note 4 for further discussion.

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 9 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

     On July 12, 2000 as payment of the second installment of the purchase price of Swiftcall, the Company issued 79,080 shares of common stock and issued into escrow 15,720 shares of our common stock per the original agreement. See
Note 4 for further discussion.

     On July 17, 2000, the remaining 250,000 shares of Series I Preferred Stock plus the 8% accrued premium automatically converted into 199,619 shares of common stock. See Series I Preferred Stock above.

     On July 19, 2000 the Company issued an additional 7,980 shares of common stock to reflect an agreed adjustment to the original conversion price for the $250,000 of the additional loan principal converted to stock. The value of the 7,980 shares was recorded as additional interest expense. See Note 8 for further discussion.

     On  August  25,  2000,  the  Company  issued Tower Hill Investments Limited
227,964 shares of its common stock and warrants to purchase 34,194 shares of its common stock in a private placement for an aggregate purchase of $1.5 million. The warrants have an exercise price of $1.40 per share and are exercisable immediately and expire on August 24, 2005.

     On September 12, 2000, EXTL -- Special Investment Risks, LLC exercised its warrant to purchase 5,000,000 shares of the Company's common stock in connection with the amendment of the loan and note purchase agreement. In connection with this amendment, the Company also issued warrants to EXTL -- Special Investment Risks, LLC to purchase 1,000,000 shares of the Company's common stock at $1.94 per share expiring July 1, 2004. See Note 8 for further discussion.

     During the nine months ended September 30, 2000, the Company received proceeds of approximately $1.9 million from the exercise of options to acquire 162,344 shares of common stock.

     During the nine months ended September 30, 2000, the Company received proceeds of approximately $0.8 million from the exercise of warrants to acquire 149,981 shares of common stock. In addition, there was a cash-less exercise of warrants to purchase 65,248 shares of common stock for which 39,195 shares were issued.

     The Company loaned certain of its executive officers money in connection with their purchase of the Company's common stock, in December 1999.

     On January 1, 2000, the Company loaned an executive of the Company money in connection with the executive's purchase of 36,000 shares of common stock. The note receivable of $159,000 was a full recourse promissory note bearing interest at 8% and was collateralized by the 36,000 shares of stock issued.

     On November 9, 2000, the Company's Board of Directors approved the exchange of these notes for all of the Company's common stock purchased through these notes.

     Options

     As of December 31, 1999, options outstanding under the Employee Plan exceeded the shares available for grant by 1,995,468 shares. The Board of Directors granted these options to certain executive officers and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. During the period from January 1, 2000 through March 23, 2000, an additional 567,070 options were granted that exceeded the shares available under the Employee Plan. This amount excludes the 532,163 options granted to certain IDX employees and others as discussed below. The excess of the market price of $9.94 on March 23, 2000

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 9 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

(stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. For the three and nine months ended September 30, 2000, $2.0 million and $10.5 million, respectively has been recorded as compensation expense.

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

     This amount is being recorded as compensation expense over the vesting period of the options and $0.3 and $0.9 million was recorded for the three and nine months ended September 30, 2000, respectively. The 244,673 options granted to non-employees were valued using the Black Scholes option-pricing model. The $1.1 million excess value of the fair value of these options over the carrying value of the original grants was recorded as compensation expense for the nine months ended September 30, 2000.

     In the nine months ended September 30, 2000, pursuant to a termination agreement, the Company accelerated the vesting of certain options issued to an employee. The intrinsic value of these options on this date of $0.3 million was recorded as compensation expense for the three and nine months ended September 30, 2000.

     On October 25, 2000, the Company's stockholders approved an increase in the number of shares available for issuance under the Employee Plan to 12,000,000.

NOTE 10 -- EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The net loss of $19.5 million and $20.5 million attributable to common stockholders for the three months ended September 30, 2000 and 1999 includes preferred stock dividends of $294,000 and $6.5 million, respectively. The net loss of $85.6 million and $44.5 million attributable to common stockholders for the nine months ended September 30, 2000 and 1999 includes preferred stock dividends of $16.9 million and $10.8 million, respectively. The weighted average shares outstanding for calculating basic earnings (loss) per share were 19,891,057 and 12,747,542 for the three months ended September 30, 2000 and 1999, respectively. The weighted average shares outstanding for calculating basic earnings (loss) per share were 18,634,512 and 12,632,966 for the nine months ended September 30, 2000 and 1999, respectively. Common stock options and warrants of 1,146,199 and 1,180,638 outstanding at September 30, 2000 and 557,053 and 1,803,050 outstanding at September 30,1999 were not included in diluted earnings (loss) per share as the effect was antidilutive due to the Company recording a loss in the periods presented. Contingent warrants of 247,340 and 53,191 were not included in diluted earnings
(loss) per share for the nine months ended September 30, 2000 and 1999, as conditions for inclusion had not been met.

     In addition, convertible preferred stock, stock to be issued, and debt convertible into 1.6 million and 2.6 million shares of common stock for the three and nine months ended September 30, 2000 and 1999, respectively, were not included in diluted earnings (loss) per share due to the losses for the respective periods.

     The shares of common stock held in escrow to cover eGlobe's potential indemnification obligations under the Trans Global merger agreement, are not included in the computation of basic and diluted loss per share.

     The following table lists preferred dividends by preferred stock series for the three months ended September 30, 2000 and 1999.

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 10 -- EARNINGS (LOSS) PER SHARE -- (CONTINUED)

                                 THREE               THREE
                             MONTHS ENDED         MONTHS ENDED
PREFERRED STOCK SERIES    SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
------------------------ -------------------- -------------------
  B ....................       $     --           $6,033,000
  D ....................             --              253,000
  E ....................             --              100,000
  G ....................             --               (6,000)
  I ....................          9,000               59,000
  K ....................             --               15,000
  M ....................             --                   --
  O ....................             --                   --
  P ....................        225,000                   --
  Q ....................         60,000                   --
                               --------           ----------
  TOTAL ................       $294,000           $6,454,000
                               ========           ==========


                                  EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- EARNINGS (LOSS) PER SHARE -- (CONTINUED)

     The following table lists preferred dividends by preferred stock series for the nine months ended September 30, 2000 and 1999.

                                 NINE                 NINE
                             MONTHS ENDED         MONTHS ENDED
PREFERRED STOCK SERIES    SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
------------------------ -------------------- -------------------
  B ....................      $        --         $ 6,033,000
  C ....................               --           2,215,000
  D ....................               --           1,750,000
  E ....................           33,000             695,000
  G ....................               --              (6,000)
  I ....................          336,000              81,000
  J ....................           17,000                  --
  K ....................           13,000              15,000
  M ....................        6,291,000                  --
  N ....................          571,000                  --
  O ....................          643,000                  --
  P ....................        7,114,000                  --
  Q ....................        1,979,000                  --
                              -----------         -----------
  TOTAL ................      $16,997,000         $10,783,000
                              ===========         ===========


NOTE 11 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The following is a summary of the Company's series of redeemable preferred stock and the amounts authorized and outstanding as of September 30, 2000 and December 31, 1999.

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

                                                       SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                      -------------------- ------------------
                                                           (UNAUDITED)
       Series P Convertible Preferred Stock .........      $18,610,000            $  --
       Series Q Convertible Preferred Stock .........        4,930,000               --
                                                           -----------            -----
       Total ........................................      $23,540,000            $  --
                                                           ===========            =====


     Following   is   a   detailed  discussion  of  each  series  of  redeemable
convertible preferred stock outstanding at September 30, 2000.

     Series P Convertible Preferred Stock

     On January 27, 2000, the Company issued 15,000 shares of Series P Redeemable Convertible Preferred Stock ("Series P Preferred Stock") and warrants to purchase 79.707 shares of common stock with an exercise price of $56.59 per share for proceeds of $15.0 million to RGC International Investors, LDC ("RGC"). The Series P Preferred Stock is classified as redeemable stock on the balance sheet at

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 11 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK -- (CONTINUED)

the redemption value. The shares of Series P Preferred Stock carry an effective annual yield of 5% (payable in kind at the time of conversion) and are convertible, at the holder's option, into shares of common stock. The shares of Series P Preferred Stock will automatically be converted into shares of common stock on January 26, 2003, subject to delay for specified events. The conversion price for the Series P Preferred Stock was $56.59 until April 26,
2000, and thereafter is equal to the lesser of: (i) the average closing price of the Company's common stock on Nasdaq for any five consecutive trading days during the 22 trading days prior to conversion, or (ii) $56.59. The Company can force a conversion of the Series P Preferred Stock on any trading day following a period in which the closing bid price of the Company's common stock has been greater than $113.18 for a period of at least 35 trading days after the earlier of (1) the first anniversary of the date the common stock issuable upon conversion of the Series P Preferred Stock and warrants are registered for resale, or (2) the completion of a firm commitment underwritten public offering with gross proceeds to the Company of at least $45.0 million provided that shares issuable upon conversion and warrants have been registered for resale for at least 45 days.

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

(d) if the Company's common stock is no longer listed on the Nasdaq National Market, which is where the Company's common stock is listed at present or if the Company ceases to be listed on the Nasdaq National Market, the common stock is not alternatively listed on the Nasdaq SmallCap Market, the NYSE or the AMEX;

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

     On July 15, 2000, the Company failed to register the shares of common stock issuable upon conversion of the Series P Preferred Stock and associated warrants with the SEC, however the holder of the Series P Preferred Stock has advised the Company in writing that it has no present intention to exercise its right to

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 11 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK -- (CONTINUED)

demand redemption described in (a) above, so long as the common stock and associated warrants are registered and declared effective by October 15, 2000. The registration statement covering shares issuable upon conversion of the Series P Preferred was declared effective on November 9, 2000.

     The warrants valued at $2.6 million are exercisable from issuance and expire five years from issuance. The exercise price is $56.59 per share.

     The Series P Preferred Stock has been recorded at the maximum redemption value of $18.4 million as of September 30, 2000. The difference of $6.9 million between the redemption value and the fair value at issuance, including offering costs of $0.9 million and the warrant value of $2.6 million, was recorded as a dividend because the Series P Preferred Stock is redeemable upon the occurrence of any of the above events.

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

     The Series Q Preferred Stock agreement also provides that the Company may issue up to 6,000 additional shares of Series Q Preferred Stock and warrants to purchase an additional 150,000 shares of common stock to RGC for an additional $6.0 million at a second closing to be completed no later than July 15, 2000. The primary condition to the second closing is the effectiveness of a registration statement registering the resale of common stock underlying the Series Q Preferred Stock and the warrants and the Series P Preferred Stock and warrants issued in January 2000 to RGC (see above discussion "Series P Convertible Preferred Stock"). RGC has advised the Company in writing that it has no present intention to exercise its right to demand redemption so long as the shares are registered and declared effective by October 15, 2000. The registration statement covering the shares of common stock issuable upon conversion of the Series Q Preferred Stock was declared effective on November 9, 2000. The Series Q Preferred Stock is classified as redeemable stock on the balance sheet at the redemption value.

     The shares of Series Q Preferred Stock carry an effective annual yield of 5% (payable in kind at the time of conversion) and are convertible, at the holder's option, into shares of common stock. The shares of Series Q Preferred Stock will automatically be converted into shares of common stock on March 15, 2003, subject to delay for specified events. The conversion price for the Series Q Preferred Stock was $56.59 until April 26, 2000, and thereafter is equal to the lesser of: (i) the average closing price of the Company's common stock on Nasdaq for any five consecutive trading days during the 22-trading days prior to conversion, or (ii) $56.59.

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

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 11 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK -- (CONTINUED)

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

     On July 15, 2000, the Company failed to register the shares of common stock issuable upon conversion of the Series Q Preferred Stock and associated warrants with the SEC, however the holder of the Series Q Preferred Stock has advised the Company in writing that it has no present intention to exercise its right to demand redemption described in (a) above, so long as the common stock and associated warrants are registered and declared effective by October 15, 2000.

     The Series Q Preferred Stock has been recorded at the maximum redemption value of $4.9 million as of September 30, 2000. The difference of $1.9 million between the redemption value and the fair value at issuance, including offering costs of $0.2 million and the warrant value of $0.8 million, was recorded as a dividend because the Series Q Preferred Stock is redeemable upon the occurrence of any of the above events.

NOTE 12 -- OPERATING SEGMENT INFORMATION

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

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 12 -- OPERATING SEGMENT INFORMATION -- (CONTINUED)

                                  ENHANCED         NETWORK        CUSTOMER        RETAIL
                                  SERVICES        SERVICES          CARE         SERVICES          TOTAL
                              --------------- ---------------- ------------- --------------- ----------------
FOR THE THREE MONTHS ENDING
 SEPTEMBER 30, 2000
Revenue .....................  $  3,135,000     $ 19,539,000    $1,113,000     $ 1,270,000     $ 25,057,000
Inter-Segment ...............        (8,000)        (986,000)     (138,000)             --       (1,132,000)
                               ------------     ------------    ----------     -----------     ------------
Total Revenue ...............  $  3,127,000     $ 18,553,000    $  975,000     $ 1,270,000     $ 23,925,000
Gross profit (loss) .........  $  1,015,000     $  1,953,000    $   21,000     $   607,000     $  3,596,000
Total Assets ................  $ 26,320,000     $ 48,625,000    $4,923,000     $19,607,000     $ 99,475,000
FOR THE THREE MONTHS ENDING
 SEPTEMBER 30, 1999
Revenue .....................  $  4,121,000     $ 27,608,000    $  480,000     $   107,000     $ 32,316,000
Inter-Segment ...............            --         (339,000)           --              --         (339,000)
                               ------------     ------------    ----------     -----------     ------------
Total Revenue ...............  $  4,121,000     $ 27,608,000    $  480,000     $   107,000     $ 31,977,000
Gross profit (loss) .........  $    992,000     $    328,000    $   99,000     $   (28,000)    $  1,392,000
Total Assets ................  $ 78,773,000     $ 31,244,000    $2,972,000     $   806,000     $113,795,000


                                   ENHANCED           NETWORK         CUSTOMER         RETAIL
                                   SERVICES          SERVICES           CARE          SERVICES           TOTAL
                               ----------------  ----------------  -------------  ---------------  -----------------
FOR THE NINE MONTHS ENDING
 SEPTEMBER 30, 2000
Revenue .....................    $ 10,360,000      $ 78,099,000     $3,788,000      $ 4,756,000      $  97,003,000
Inter-Segment ...............         (11,000)       (7,578,000)      (448,000)              --         (8,037,000)
                                 ------------      ------------     ----------      -----------      -------------
Total Revenue ...............    $ 10,349,000      $ 70,521,000     $3,340,000      $ 4,756,000      $  88,966,000
Gross profit ................    $  2,623,000      $  4,093,000     $  104,000      $ 2,445,000      $   9,265,000
Total Assets ................    $ 26,320,000      $ 48,625,000     $4,923,000      $19,607,000      $  99,475,000
FOR THE NINE MONTHS ENDING
 SEPTEMBER 30, 1999
Revenue .....................    $ 15,907,000      $ 96,238,000     $  480,000      $   342,000      $ 112,967,000
Inter-Segment ...............              --          (875,000)            --               --           (875,000)
                                 ------------      ------------     ----------      -----------      -------------
Total Revenue ...............    $ 15,907,000      $ 95,363,000     $  480,000      $   342,000      $ 112,092,000
Gross profit (loss) .........    $  3,071,000      $  1,349,000     $   99,000      $   (68,000)     $   4,451,000
Total Assets ................    $ 78,773,000      $ 31,244,000     $2,972,000      $   806,000      $ 113,795,000

     The following unaudited table presents operating segment information:

NOTE 13 -- SUBSEQUENT EVENTS

     Sale of Evans Building (Asset Held for Sale)

     On October 13, 2000, the Company sold a building that it owned on Evans Avenue in Denver, Colorado for $990,000. The Evans building was the former location of the Company's card services business (part of the Enhanced Service segment). The $312,000 carrying value was reclassified as an asset held for sale during the third quarter of 2000 when the Company moved its card services business to Reston, Virginia. The gain on sale will be recorded in the fourth quarter of 2000.

                                 EGLOBE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 13 -- SUBSEQUENT EVENTS -- (CONTINUED)

     Reverse Stock Split

     On October 25, 2000, the Company's stockholders approved a reverse stock split of 1-for-2.7, 1-for-3.7, and 1-for-4.7 with the precise ratio to be determined by the Company's Board of Directors, and on October 31, 2000, the Company's Board of Directors declared a 1-for-4.7 reverse stock split. The reverse stock split became effective on November 13, 2000, and each 4.7 shares of the Company's common stock that was issued and outstanding immediately prior to the effective time was changed into one validly issued, fully paid and non-assessable share of the Company's common stock without any further action by the holders of shares of the Company's common stock. The financial statements and all references to common stock contained in this Form 10-Q give retroactive effect to the reverse stock split.

     Stock Option Grant to Employees

     On November 9, 2000, the Company's Compensation Committee of the Board of Directors approved a grant of stock options for 2,506,347 pre-split and 533,265 post-split shares of common stock to substantially all of its existing employees for equitable and retention purposes. The number of shares each grantee will receive approximates a portion of the shares under current unexercised options the recipient holds as of November 9, 2000, whether such options are vested or unvested. The option exercise price is equal to fair market value on the date of grant. This new grant will vest one-third in 120 days and then one-third on each of the first and second anniversary, so long as the grantee is not terminated for cause or does not voluntarily resign within the next 6 months. The terms of previously granted options were not affected.

     Visual Bridge Agreement

     On November 16, 2000 the Company entered into a five-year strategic agreement with Visual Bridge, Inc., in which the Company agreed to supply its Vogo Networks voice, portal and universal messaging services to Visual Bridge, a supplier of synchronized audio and video content including video messaging technology and services. The agreement includes a stock swap under which the Company will acquire approximately 5% of Visual Bridge equity in return for up to three million shares of the Company's common stock.

                                     EGLOBE
                              SEPTEMBER 30, 2000

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q, in particular the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other documents filed by the Company with the U.S. Securities and Exchange Commission (SEC) contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements might include one or more of the following:

   - Projections   of   revenues,   income,   earnings   per   share,   capital
     expenditures, dividends, capital structure or other financial items;

   - Descriptions of plans or objectives of management for future operations, products or services, including pending acquisition transactions;

   - Forecasts of future economic performance, liquidity, need for funding and income; and

   - Descriptions of assumptions underlying or relating to any of the foregoing.

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "aim," "projects," or words of similar meaning and expressions that indicate future events and trends, or future or conditional verbs such as "will," "would," "should," "could," or "may". All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

     Forward-looking statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors - many of which are beyond the Company's control - that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements depending on a variety of factors, including but not limited to those described below, such as the rapid technological and market changes that create significant business risks in the market for the Company's services, the intensely competitive nature of the Company's industry and the possible adverse effects of such competition, the Company's need for significant additional financing, the availability of such financing, and the Company's dependence on strategic relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors set forth in
Part I, Item 1, under the caption "The Business - Risk Factors" on page 31 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, filed with the SEC on November 6, 2000.

     While some of these factors are described below, other factors, such as market, operational, liquidity, interest rate, and other risks, are described elsewhere in this Quarterly Report on Form 10-Q. Factors relating to the regulation and supervision of the company are also described or incorporated in the Company's Annual Report on Form 10-K filed with the SEC. There are other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update publicly or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                    EGLOBE
                       SEPTEMBER 30, 2000 - (CONTINUED )

OVERVIEW

     The Company incurred a net loss of $19.0 million and $68.7 million for the three months and nine months ended September 30, 2000 compared to a net loss of $14.1 million and $33.7 million for the same periods in 1999.

     A majority of those losses in 2000 reflect non-cash items, but the Company did incur substantial cash operating losses, particularly in the first quarter of the year and continuing, although declining, in the second and third quarters. At the beginning of the year, all segments of the Company's business contributed to the cash losses, but by the end of the third quarter to VoIP focused Network Services segment became positive on a cash operating basis. The continuing losses are primarily in the Enhanced Services business and, to a more limited extent, in the small retail segment, both of which have far greater overhead costs than the Network Services segment. The Enhances Services segment is a key element of the current growth plan of the Company, but the Company cannot continue to sustain the losses in the Enhances Services segment without a substantial capital infusion. Furthermore, the Company has determined that those funds are unlikely to be raised with the plan that it has been pursuing.

     In seeking financing to fund its growth plan, the Company has encountered investor interest in one or the other of the principal business areas of the Company (its Voice over IP (VoIP) focused Network Services and its Enhanced Services) but not in both; indeed, some prospective investors have advised the Company that they will not invest in the business which interests them as long as it is tied to the other line of business. In addition, the changing character of the capital markets over the last six months has made some avenues of funding unavailable to the Company. Therefore, the Company does not believe that it can reasonably meet the capital needs of the development plan that it has been pursuing.

     Management and the Board of Directors of the Company have determined that it is in the best interests of the Company to split off the infant, money-losing, enhanced service operations of the company and augment the value of the VoIP business of the company. Selling a substantial majority or all of the Enhanced Services business and its underlying technology will remove the negative cash flow that the Company is currently experiencing and provide funds for existing liabilities and note payment obligations; the sale will also permit the proper capitalization of the Enhanced Service businesses going forward. Perhaps most important, the Company believes that the split should permit the VoIP focused Network Services business of the Company to return to rapid growth with much more modest capital requirements (less than $15 million) over the next 12 months than would be required by seeking to continue development of both lines of business. The Company has had initial discussions with parties interested in participating in the separated Enhanced Services business and current indications are that an agreement is possible by the end of the fourth quarter. While the Company will be, at best, a minority participant in the separated Enhanced Services business, it anticipates that it will continue to employ and sell the services provided by the Enhanced Services business to its customers.

     There is no assurance, however, that the Company will not encounter delays in splitting off the Enhanced Services business, or that it will complete such a separation. In that event, it will be forced to put all development activities in this area on hold and sharply curtail any operational development in the Company, except in its VoIP based Network Services. Under these circumstances, all additional capital (including the further proceeds of $6 million from Series Q Preferred Stock) will be focused on VoIP.

     Under this plan, the Company anticipates receiving financing from the sale of the Enhanced Services business segment (in one or more transactions) as well as $6.0 million from the previously agreed sale of Series Q Convertible Preferred Stock which was contingent, in pertinent part, on the registration of the underlying common shares and on the approval by shareholders of the conversion of a substantial portion of the preferred stock into common stock. Both the registration and the approval have been completed.

     Should the Company be unable to complete the split-off of its Enhanced Services business for a sufficient price, or obtain sufficient additional capital or financing to enable the Company to meet future capital expenditure and working capital requirements, or successfully complete the other actions described above, management would be required to significantly modify its current business plan for the remainder of the current year and fiscal year 2001. Such modifications would likely result in a significant reduction in planned capital expenditures. Despite the efforts currently underway, there can be no assurance that the Company will be able to split-off such business, have access to sufficient additional

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
OVERVIEW -- (CONTINUED)

capital or financing on satisfactory terms to enable it to meet future capital expenditure and working capital requirements or that it will be able to successfully implement such modifications. In the event the Company is unable to sell such business, obtain such capital or financing or implement such modifications, it could be unable to satisfy its obligations to third parties, which could result in defaults under the existing debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against the Company. Such events would have a material adverse effect upon the Company and would threaten its ability to continue as a going concern.

     Under this plan, the Company anticipates receiving financing from the sale of the Enhanced Services business segment (in one or more transactions) as well as $6.0 million from the previously agreed sale of Series Q Convertible Preferred Stock which was contingent, in pertinent part, on the registration of the underlying common shares and on the approval by shareholders of the conversion of a substantial portion of the preferred stock into common stock. Both the registration and the approval have been completed. The Company also anticipates that it may enter into one or more financings that involve debt and/or equity in order to bridge the transition to the separation of the Enhanced Services. The Company may also seek follow-on financing (in the form of debt or equity) for its VoIP focused Network Services business after the separation of the Enhanced Services business segment.

     Turning to the specified of the 2000 losses, the table below shows a comparative summary of certain significant charges to income, which affected the reported losses:

                                                          FOR THE NINE MONTHS ENDED,         FOR THE THREE MONTHS ENDED,
                                                       ---------------------------------   --------------------------------
                                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                             2000              1999              2000             1999
                                                       ---------------   ---------------   ---------------   --------------
                                                                                  (IN MILLIONS)
Additional allowance for doubtful accounts .........          3.7               0.6               0.2               0.1
Amortization of goodwill and other intangibles
 (primarily related to acquisitions) ...............          8.0               4.9               2.3               3.3
Deferred compensation to employees of
 acquired companies ................................          1.4               1.1               --                0.1
Deferred compensation expense related to
 stock options .....................................         10.5               --                2.1               --
Depreciation and amortization ......................          9.1               4.7               3.0               1.9
Interest expense, net of the amortization of
 debt discounts related to debt ....................          5.1               5.9               3.0               4.8
Amortization of debt discounts .....................          3.0               5.3               1.4               0.3
Merger expenses ....................................          2.5               --                --                --
Penalty warrants expense ...........................          1.6               --                --                --
Other items ........................................          1.7               --                --                --
                                                             ----              ----              ----              ----
Total ..............................................         46.6              22.5              12.0              10.5
                                                             ====              ====              ====              ====

     The $2.5 million of merger expenses incurred by the Company related to investment banking and advisory fees, legal and accounting costs and expenses associated with printing and mailing the proxy statement for the special stockholders' meeting.

     After deducting the above items, the net loss for three and nine months ended September 30, 2000 was $6.9 million and $22.0 million respectively, compared to a net loss, of $3.6 million and $13.2 million, for the three and nine months ended September 30, 1999, respectively. The principal factors for the losses incurred for the three and nine months ended September 30, 2000 are:
(1) the incurrence of upfront costs to support development and initial operations in key portions of the Enhanced Srvices business segment

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
OVERVIEW -- (CONTINUED)

of the Company, (2) the incurrence of upfront costs to build out capacity to meet the Company's anticipated VoIP growth (3) increased competition in the international telecommunications market, (4) a change in pricing by Trans Global's primary supplier during 1999 which increased costs and drove margins down, (5) the costs of integrating the Company's acquisitions, (6) headcount increases related to the Company's acquisitions, and (7) legal and other charges for professional services principally incurred to support the acquisition operations.

     On June 28, 2000, the Company received written notice from Nasdaq advising it that it had failed to maintain a $5.00 bid price over the last 30 consecutive trading days, which is required for continued listing on the Nasdaq National Market, and that, if such problem was not remedied within 90 days, Nasdaq would delist the Company's common stock from the Nasdaq National Market. At a hearing before the Nasdaq Listing Qualifications panel on October 26, 2000, the Company requested a transfer of its listing to the Nasdaq SmallCap Market. The Company's request for such transfer remains pending.

     On October 25, 2000, the Company's stockholders approved a reverse stock split of 1-for-2.7, 1-for-3.7, and 1-for-4.7 with the precise ratio to be determined by the Company's Board of Directors, and on October 31, 2000, the Company's Board of Directors declared a 1-for-4.7 reverse stock split. The reverse stock split became effective on November 13, 2000, and each 4.7 shares of the Company's common stock that was issued and outstanding immediately prior to the effective time was changed into one validly issued, fully paid and non-assessable share of the Company's common stock without any further action by the holders of shares of the Company's common stock. The financial statements and all references to common stock contained in this Form 10-Q give retroactive effect to the reverse stock split.

     On November 9, 2000, the Company's Compensation Committee of the Board of Directors approved a grant of stock options for 2,506,347 pre-split and 533,265 post split shares of common stock to substantially all of its existing employees for equitable and retention purposes. The number of shares each grantee will receive approximates a portion of the shares under current unexercised options the recipient holds as of November 9, 2000, whether such options are vested or unvested. The option exercise price is equal to fair market value on the date of grant. This new grant will vest one-third in 120 days and then one-third on each of the first and second anniversary, so long as the grantee is not terminated for cause or does not voluntarily resign the next 6 months. The terms of previously granted options were not affected.

GENERAL

     As the new plan to split-off the Enhanced Services business segment illustrates, the Company continually evaluates our operations and organization to ensure our operations are conducted in the most efficient manner possible. As the Company identifies redundant or inefficient operations, the Company may restructure the organization to increase efficiency. Such an evaluation may lead to a restructuring which could include the closing or removal of non-essential equipment or facilities or selective reduction on head count. The Company may incur charges in connection with such an action.

RESULTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

     REVENUE. Revenues for the three months ended September 30, 2000 of $23.9 million decreased $8.0 million (25.1%) from $31.9 million for the same period in 1999. This decrease in revenue occurred primarily in the Network Services segment (primarily Trans Global). This decrease was in part due to the Company's decision to shift away from the arbitrage resale elements of the former Trans Global business structure, gaining operating efficiencies and better gross profit margins. Additionally, declines were

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
RESULTS OF OPERATIONS -- (CONTINUED)

experienced in both Enhanced Services and Network Services due to increasing competition, which has put downward pressure on both prices and margins. This decrease was offset by revenue from the acquisitions of ORS and Coast, which occurred in the third and fourth quarters of 1999.

     GROSS PROFIT. Gross profit for the three months ended September 30, 2000 was $3.6 million or 15.1% of revenue as compared to $1.4 million or 4.3% of revenue for the same period in 1999. Network Services margins rose to 25.8% from 20.0% while Enhanced Services margins decline to 7% from 20.0% for the three months ended September 30, 2000 and September 30, 1999, respectively. This increase was offset by revenue from the acquisitions of ORS and Coast, which occurred in the third and fourth quarters of 1999. The increase in gross margins in the Network Services segment is related to the cost reductions beginning to be realized from the consolidation of acquisitions and the Company's decision to shift away from the arbitrage resale business to a direct route, IP structure. The Company believes that the added efficiencies of the IP routes will continue to add positively to the gross margin, and that some further gains will be realized from consolidation. Management believes margins will continue to improve as the Company more efficiently fill its routes and expand them.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUSIVE OF, $2.0 MILLION REPORTED BELOW OF DEFERRED COMPENSATION RELATED TO STOCK OPTIONS. Selling, general and administrative expenses, exclusive of $2.0 million reported below of deferred compensation related to stock options, totaled $10.2 million for the three months ended September 30, 2000 compared to $8.7 million for the same period, in 1999, for an increase of $1.5 million. The increase in selling, general and administrative expenses is in part due to certain non cash charges detailed above as well as the last elements of transitional costs from acquisitions.

     DEFERRED COMPENSATION RELATED TO STOCK OPTIONS. Deferred compensation expense related to stock options of $2.0 million was recorded for the three months ended September 30, 2000. This charge was to record the value of options granted in excess of shares available for grant under the Employee Stock Option Plan ("Employee Plan"). The Board of Directors granted these options to certain executives and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. There were no similar charges recorded in the quarter ended September 30, 1999.

     DEFERRED COMPENSATION RELATED TO ACQUISITIONS. The Company recorded no deferred compensation expense for the three months ended September 30, 2000 compared to $.015 million for the same period in 1999. This non-cash charge relates to stock allocated to employees of acquired companies by their former owners out of acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, require the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and to continue to record the effect of subsequent changes in the market price of the issuable stock until actual issuance.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses totaled $2.9 million for the three months ended September 30, 2000 compared to $1.9 million for the same period in 1999. This increase of $1.0 million is principally due to amortization charges of $0.6 million related to goodwill and other intangibles associated with the acquisitions completed since December 2, 1998. The remaining balance of $0.4 million was primarily attributable to increases in the fixed assets related to acquired companies and additions at Trans Global.

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
RESULTS OF OPERATIONS -- (CONTINUED)

     INTEREST EXPENSE. Interest expense totaled $1.3 million for the three months ended September 30, 2000 compared to $1.9 million for the same period in 1999. This decrease was primarily due to a decrease in debt and amortization of the debt discounts related to the value of the warrants associated with various debt financings.

     INTEREST INCOME. Interest income for the three months ended September 30, 2000 was $0.09 million compared to $0.1 million for the same period in 1999. This decrease in interest income is the result of the decrease in revenues and the increase in acquisition activity both of which reduced cash reserves available for investment.

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.


     REVENUE. Revenues for the nine months ended September 30, 2000 of $88.9 million reflects a decrease of $23.1 million (20.6%) from $112.1 million for the same period in 1999. This decrease in revenue occurred primarily in the Network Services segment. This decrease was in part due to the Company's decision to shift away from arbitrage resale elements of the Trans Global business and focus on a direct route, IP structure. Additionally, declines were experienced in both Enhanced Services and Network Services due to increasing competition, which has put downward pressure on both prices and margins. This decrease was offset by revenue from the acquisitions of ORS and Coast, which occurred in the third and fourth quarters of 1999.

     GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 was $9.3 million or 10.4% of revenue as compared to $4.5 million or 4.1% of revenue for the same period in 1999. Network Services margins rose to 6.6% from 1.4% while Enhanced Services margins decline to 3.5% from 19.3% for the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company believes that the added efficiencies of the IP routes will continue to add positively to the gross margin. Management believes margins will continue to improve as the Company more efficiently fill its routes and obtains additional owned capacity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, EXCLUSIVE OF $10.5 MILLION, $1.4 MILLION AND $1.1 MILLION REPORTED BELOW OF DEFERRED COMPENSATION RELATED TO STOCK OPTIONS AND ACQUISITIONS. Selling, general and administrative expenses, exclusive of $10.5 million, $1.4 million and $1.1 million reported below of deferred compensation related to stock options and acquisitions totaled $39.5 million for the nine months ended September 30, 2000 compared to $22.0 million for the same period in 1999, for an increase of $17.5 million The increase in selling, general and administrative expenses is in part due to certain non-cash charges of $9.4 million, including $3.6 million increase in the reserve for doubtful accounts, other costs associated with the Trans Global merger, the special proxy filing and related professional charges which added an additional $2.5 million in costs. After taking out the effect of these charges, the change in selling, general and administrative costs total $6.8 million.

     COMPENSATION RELATED TO STOCK OPTIONS. Compensation expense related to stock options of $10.5 million was recorded for the nine months ended September 30, 2000. This charge was to record the value of options granted in excess of shares available for grant under the Employee Stock Option Plan ("Employee Plan"). The Board of Directors granted these options to certain executives and directors subject to stockholder approval of the increase in the number of shares available under the Employee Plan. The stockholders approved the increase of the number of shares available under the Employee Plan from 3,250,000 to 7,000,000 shares on March 23, 2000. The excess of the market price of $9.94 on March 23, 2000 (stockholder approval date) and the option exercise price for these options was $15.2 million and is being recorded as compensation expense over the vesting period of the options. There were no similar charges recorded in the nine months ended September 30, 1999.

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
RESULTS OF OPERATIONS -- (CONTINUED)

     DEFERRED COMPENSATION RELATED TO ACQUISITIONS. The Company recorded a deferred compensation expense of $1.4 million for the nine months ended September 30, 2000 compared to $1.1 million for the same period in 1999. This non-cash charge relates to stock allocated to employees of acquired companies by their former owners out of acquisition consideration paid by the Company. Such transactions, adopted by the acquired companies prior to acquisition, required the Company to record the market value of the stock issuable to employees as of the date of acquisition as compensation expense with a corresponding credit to stockholders' equity and

     DEPRECIATION   AND  AMORTIZATION  EXPENSE.  Depreciation  and  amortization expenses  totaled  $9.1  million  for  the  nine months ended September 30, 2000 compared to $4.7 million for the same period in 1999. This increase of $4.4 million is principally due to amortization charges of $4.1 million related to goodwill and other intangibles associated with the acquisitions completed since December 2, 1998. The remaining balance of $0.3 million was primarily attributable to increases in the fixed assets related to acquired companies and additions at Trans Global.

     INTEREST EXPENSE. Interest expense totaled $5.1 million for the nine months ended September 30, 2000 compared to $5.9 million for the same period in 1999. This decrease was primarily due a decrease in debt and $3.0 million of amortization of the debt discounts related to the value of the warrants associated with various debt financings.

     INTEREST INCOME. Interest income for the nine months ended September 30, 2000 was $0.3 million compared to $0.7 million for the same period in 1999. This decrease in interest income is the result of the decrease in revenues and the increase in acquisition activity both of which reduced cash reserves available for investment.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     The Company cannot continue the growth plan that it had pursued during 1999 and the earlier part of 2000. The large cash demands and aggressive cash management that are required are not sustainable in the existing circumstances. Therefore, the Company has determined that it will split off its Enhanced Services business segment and concentrate on its VoIP Focused Network Services. The Company has raised significant financing through a combination of issuances of preferred stock and proceeds from the exercise of warrants and options. Cash and cash equivalents were $925,000 at September 30, 2000 compared to $2.7 million at December 31, 1999. Short-term investments were $2.9 million at September 30, 2000 as compared to $1.5 million at December 31, 1999. The decrease in cash and cash equivalents of $1.7 million was primarily due to use of cash to support the Company's planned expansion of its telecommunication networks and its increased operational costs associated with the various acquisitions and the merger with Trans Global. The increase in short-term investments of $1.5 million was primarily due to an increase in cash placed in Money Market Funds received from equity-based financings and Certificates of Deposit purchased to back letters of credit given as security for payments to various vendors. Accounts receivable, net, increased by $1.0 million to $16.1 million at September 30, 2000 from $15.1 million at December 31, 1999, mainly due to increased revenues and the extension of credit to new customers. Cash outflows for operating activities for the nine months September 30, 2000 totaled $17.3 million, as compared to cash outflows of $19.0 million for the nine months ended September 30, 1999. This increase in outflows was due primarily to the Company's growth through acquisitions and the effect that the acquisition activity and upfront costs to add capacity had on operating losses and higher selling, general and administrative expenses. See further discussion in "Results of Operations."

     There was a net working capital deficiency of $53.9 million at September 30, 2000 compared to a deficiency of $44.7 million at December 31, 1999.

     Cash outflows for investing activities during the nine months ended September 30, 2000 totaled $2.7 million, which was $0.3 million lower than the cash outflows for the nine months ended September 30, 1999. This decreased outflow was due to a increase in net purchases of property and equipment to

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA -- (CONTINUED)

$946,000 in 2000 from $11,000 in 1999, and a decrease in investments in acquisitions to zero in 2000 from $2.0 million in 1999. In addition the Company purchased short-term investments of $1.5 million in 2000 as compared to selling short-term investments of $6,000 in 1999.

     Cash generated from financing activities totaled $18.2 million during the nine months ended September 30, 2000 compared to $22.8 million during the nine months ended September 30, 1999. This decrease of $4.6 million was primarily due to net proceeds from sales of preferred stock of $18.4 million (as compared to net proceeds of $10.0 million in 1999), proceeds from the exercise of warrants and options of $2.7 million and proceeds from notes payable-related party of $0.7 million. These proceeds were offset by principal payments of $3.1 million on notes payable, and payments of $1.9 million on various capital leases.

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


 CURRENT FUNDING REQUIREMENTS

     For the first nine months of 2000, the Company met its cash requirements from (1) proceeds from the exercise of options and warrants of $2.7 million,
(2) proceeds of $0.5 million from the sales of Series N Preferred Stock, (3) proceeds of $15.0 million from the sale of Series P Convertible Preferred Stock ("Series P Preferred Stock"), and (4) proceeds of $4.0 million from the sale of Series Q Convertible Preferred Stock ("Series Q Preferred Stock").

     Current funds will not permit the Company to achieve the growth, both short and long-term, that were the goals of the plan in 1999 and the first part of 2000. That plan requires substantial additional funding through the second quarter of 2001 more than to $41.0 million. This estimate is based on conservative projections of a scaled growth plan using worst-case scenarios for operations. Even if the Company meets its projections for becoming EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) positive after eliminating non-cash items during the next few months, the Company will have significant capital requirements through September 2001. The Company will need to fund its pre-existing liabilities and notes payable obligations and the purchase of capital equipment, along with financing its growth plans.

     The  Company  further  anticipates that increased sales in the VoIP focused
Network Services segment should reduce its net working capital deficiency and contribute to its funding requirements through the third quarter of 2001.

     There is no assurance, however, that the Company will not encounter substantial delays in splitting off the Enhanced Services business, or that will complete such a separation.

     There is also a risk that the Company will not reach breakeven on a cash basis (excluding non-cash charges) as projected and will continue to incur operating losses. If the events occur and should the Company be unsuccessful in its efforts to raise additional funds to cover such losses, then the Company's plans would be sharply curtailed and its business would be adversely affected.

     On December 14, 1999, Trans Global entered into a letter agreement with a single vendor with whom the company no longer does business. Pursuant to that agreement, Trans Global agreed to pay approximately $13.8 million in consecutive monthly installments at 9% interest through January 1, 2001. The payable is secured by certain assets of Trans Global. As of September 30, 2000, the remaining balance due was $10.5 million. Trans Global, as of August 11, 2000 has not paid $5.5 million of scheduled payments

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA -- (CONTINUED)

that were due in April, May and June 2000. In addition, approximately $3.8 million of payables for current usage are in arrears. Trans Global is currently in discussions regarding alternative arrangements for settlement of the outstanding obligations, and believes that conclusion of an arrangement that is not materially adverse to the immediate or long-term future operations of the Company is possible. There can be no assurance that Trans Global will be able to satisfactorily resolve this matter. Should this not be resolved and should this vendor take action to take possession of the assets held as security, Trans Global believes that its business will not be adversely impacted. There is no guarantee that Trans Global, and therefore the Company, will not have its operations affected adversely should a satisfactory resolution between the parties not be reached.

     The Company is obligated under certain conditions to redeem the shares of Series P Preferred Stock and Series Q Preferred Stock. See Note 11 to the Consolidated Financial Statements for further discussion.

     In order to be able to continue to pursue its growth plans, the Company believes that it needs to conclude a significant financing in the second half of 2000. Without such a financing, the Company will have to sharply curtail its activities, specifically development of its enhanced IP services.


ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At September 30, 2000, we had other financial instruments consisting of cash and fixed and variable rate debt which are held for purposes other than trading. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. We measure our exposure to market risk at any point in time by comparing the open positions to a market risk of fair value. The market prices we use to determine fair value are based on management's best estimates, which consider various factors including: closing exchange prices, volatility factors and the time value of money. At September 30, 2000, the carrying value of our debt obligations, excluding capital lease obligations, was $21.1million, (net of unamortized discount of $5.2 million) which also approximates fair value. The weighted average interest rate of our debt obligations excluding capital lease obligations, at September 30, 2000 was 10.7%. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions. At September 30, 2000, we were exposed to some market risk through interest rates on our long-term debt and preferred stock and foreign currency. At
September 30, 2000, our exposure to market risk was not material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 1 -- LEGAL PROCEEDINGS

     The following information sets forth information relating to our involvement in material legal proceedings. From time to time, we become subject to litigation which is incidental to and arises in the ordinary course of business. Other than as set forth herein, there are no material pending legal proceedings involving us or our executive officers and directors.

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

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
ITEM 1 -- LEGAL PROCEEDINGS-- (CONTINUED)

     SWIFTCALL HOLDINGS (USA) LTD. V. EGLOBE, INC. This lawsuit was filed on May 19, 2000, claiming damages on account of an alleged failure by us to file a registration statement for the resale of the shares of common stock received by the plaintiff in connection with our acquisition of an affiliate of the plaintiff. We have not had the opportunity to fully evaluate the claim but believe that it has credible defense.

     IDT CORP V. EGLOBE, INC. This lawsuit was filed in June 2000, claiming damages of approximately $300,000 for amounts allegedly past due under a Service Agreement and Note and $5,500,000 in damages for the alleged failure to register shares so that IDT Corp. could sell its shares in the market. The plaintiff has moved for judgment on the pleadings and we have moved to dismiss the federal claims upon which jurisdiction is based.

     AMERICAN UNITED GLOBAL, INC. V EGLOBE, INC. This lawsuit was filed in August 2000 by the parent of Connectsoft, claiming damages of $20 million in damages for breach of an alleged obligation to register shares acquired by the plaintiff under a registration rights agreements.

ITEM 2 -- CHANGES IN SECURITIES

CHANGES IN SECURITIES

     On October 25, 2000, the Company's stockholders approved reverse stock splits of 1-for-2.7, 1-for-3.7 and 1-for-4.7 with the precise ratio to be determined by the Company's Board of Directors, and on October 31, 2000, the Company's Board of Directors declared a 1-for-4.7 reverse stock split. The reverse stock split became effective on November 13, 2000 and each 4.7 shares of the Company's common stock that was issued and outstanding immediately prior to the effective time was changed into one validly issued, fully paid and non-assessable share of the Company's common stock without any further action by the holders of shares of the Company's common stock. References in this Quarterly Report on Form 10-Q give effect to that 1-for-4.7 reverse stock split.

SALE OF UNREGISTERED SECURITIES

     Since July 1, 2000, we offered and sold the following equity securities that were not registered under the Securities Act:

   1. On July 11, 2000, we issued 199,619 shares of common stock to the former stockholders of IDX upon conversion of the Series I Preferred Stock.

   2. On July 12, 2000, we issued 7,979 shares of common stock to Seymour Gordon. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the purchaser was an accredited investor.

   3. On July 12, 2000, we issued 79,080 shares of common stock to Swiftcall Holding (USA), Ltd., the former stockholder of Swiftcall, as payment of the second purchase price installment under the Swiftcall purchase agreement and 15,720 shares as common stock into escrow pursuant to the same agreement. The shares issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the purchaser was an accredited investor.

   4. On August 25, 2000, we issued Tower Hill Investments Limited 227,964 shares of our common stock and warrants to purchase 34,194 shares of our common stock in a private placement for an aggregate purchase price of $1,500,000. The warrants have an exercise price of $6.58 per share and are exercisable immediately and expire on August 24, 2005. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506

                                    EGLOBE
                       SEPTEMBER 30, 2000 -- (CONTINUED)
ITEM 2 -- CHANGES IN SECURITIES -- (CONTINUED)

     of Regulation D because the purchaser was an accredited investor. We used the proceeds of such private placement for general corporate purposes and/or working capital expenses incurred in the ordinary course of business.

   5. On September 12, 2000, we issued EXTL-Special Investment Risks, LLC warrants to purchase 212,766 shares of our common stock in connection with the amendment of a loan agreement. The warrants have an exercise price of $9.12 per share and are exercisable immediately and expire on July 1, 2004. The securities issued in such private placement were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D because the purchaser was an accredited investor.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 -- OTHER INFORMATION

     None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     3.1 Certificate of Amendment to Restated Certificate of Incorporation, dated as of October 31, 2000.

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

   3. A report on Form 8-K/A dated January 27, 2000 under Item 5 was filed with the Securities and Exchange Commission on August 18, 2000 to report the closing of a $15 million equity private placement with RGC International Investors LDC.

   4. A report on Form 8-K/A dated March 17, 2000 under Item 5 was filed with the Securities and Exchange Commission on August 18, 2000 to report the closing of a $4 million equity private placement with RGC International Investors LDC.

   5. A report on Form 8-K/A dated March 23, 2000 under Item 7 was filed with the Securities and Exchange Commission on September 14, 2000 to file restated combined financial statements which reflect the merger with Trans Global Communications, Inc. using pooling of interests accounting.

   6. A report on Form 8-K dated October 13, 2000 under Item 5 was filed with the Securities and Exchange Commission on October 20, 2000 to report the resignation of two of the Company's directors.

   7. A report on Form 8-K dated October 31, 2000 under Item 5 was filed with the Securities and Exchange Commission on November 1, 2000 to report that the Company's board of directors had declared a reverse stock split of the Company's common stock.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 of 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                 EGLOBE, INC.
                                 (Registrant)


Date: November 20, 2000     By    /s/ Anne Haas
                            -------------------------------------
                            Anne Haas
                            Chief Accounting Officer, Treasurer
                            (Principal Accounting Officer)

Date: November 20, 2000     By    /s/ David Skriloff
                            -------------------------------------
                                        David Skriloff
                                    Chief Financial Officer